Form 10-K
period 2009-08-31
Accenture plc
filed 2009-10-19
CIK 1467373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 001-16565

ACCENTURE PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0627530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Grand Canal Square,

Grand Canal Harbour,

Dublin 2, Ireland

(Address of principal executive offices)

(353) (1) 646-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0000225 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class X ordinary shares, par value $0.0000225 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑       No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐       No ☑

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2009 was approximately $17,885,414,084 based on the closing price of the registrant’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $29.19 per share and on the par value of the registrant’s Class X common shares, par value $0.0000225 per share.

The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 13, 2009 was 627,831,735 (which number does not include 52,374,498 issued shares held by subsidiaries of the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 13, 2009 was 89,170,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual General Meeting of Shareholders                  Part III

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors.” Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update them.

Available Information

Our website address is www.accenture.com. We use our website as a channel of distribution for company information. We make available free of charge on the Investor Relations section of our website (http://investor.accenture.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics. Financial and other material information regarding us is routinely posted on and accessible at http://investor.accenture.com. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In this Annual Report on Form 10-K, we use the terms “Accenture,” “we,” “our Company,” “our” and “us” to refer to Accenture plc and its subsidiaries or, prior to September 1, 2009, to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ITEM 1.    BUSINESS

Overview

We are one of the world’s leading management consulting, technology services and outsourcing organizations, with approximately 177,000 employees; offices and operations in more than 200 cities in 52 countries; and revenues before reimbursements (“net revenues”) of $21.58 billion for fiscal 2009.

Our “high performance business” strategy builds on our expertise in consulting, technology and outsourcing to help clients perform at higher levels so they can create sustainable value for their customers, stakeholders and shareholders. We use our industry and business-process knowledge, our service offering expertise and our insight into and deep understanding of emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients improve operational performance, deliver their products and services more effectively and efficiently, increase revenues in existing markets and identify and enter new markets.

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, we deliver competitively priced, high-value services that help our clients measurably improve business performance. Our global delivery model enables us to provide a complete end-to-end delivery capability by drawing on our global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.

Consulting, Technology and Outsourcing Services and Solutions

Our business is structured around five operating groups, which together comprise 18 industry groups serving clients in major industries around the world. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more-standardized capabilities to multiple clients.

Our three growth platforms—management consulting, technology and business process outsourcing—are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these areas work closely with the professionals in our operating groups to develop and deliver solutions to clients. Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge —leverage the full capabilities of our global delivery model to deliver price-competitive solutions and services. In certain instances our client engagement teams include subcontractors, who supplement our professionals with additional resources in a specific skill, service or product area, as needed.

Operating Groups

The following table shows the current organization of our five operating groups and their 18 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 17 (Segment Reporting) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Operating Groups
Communications & High Tech	Financial Services	Health & Public Service*	Products	Resources

• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Capital Markets • Insurance	• Health • Public Service	• Automotive • Consumer Goods & Services • Industrial Equipment • Life Sciences • Retail • Infrastructure & Transportation Services	• Chemicals • Energy • Natural Resources • Utilities

*	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. For presentation purposes, all discussions and operating group financial results relating to periods through the end of our 2009 fiscal year on August 31, 2009 refer to the historical stand-alone Public Service operating group, exclusive of the payer and provider components of the Health & Life Sciences industry group.

Communications & High Tech

We are a leading provider of management consulting, technology, systems integration and outsourcing services and solutions to the communications, electronics, high technology, media and entertainment industries. Our Communications & High Tech professionals help clients leverage innovation and enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, broadband and Internet protocol solutions, advanced advertising solutions, product innovation and digital rights management as well as systems integration, customer care, supply chain and workforce transformation services. In support of these services, we selectively pursue strategic acquisitions and have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance. In fiscal 2009, as in the prior two years, our net revenues from multiple contracts with a single client in Communications & High Tech were greater than 10% of the operating group’s net revenues, exceeding it by a couple of percentage points. Our Communications & High Tech operating group comprises the following industry groups:

•

Communications.    Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications and service providers. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a suite of reusable solutions, called Accenture Communications Solutions, designed to address major business and operational issues related to broadband and Internet protocol-based networks and services, including business intelligence, billing transformation, customer contact transformation, sales force transformation, service fulfillment and next-generation network optimization. Our Communications industry group represented approximately 59% of our Communications & High Tech operating group’s net revenues in fiscal 2009.

•

Electronics & High Tech.    Our Electronics & High Tech industry group serves the communications technology, consumer technology, enterprise technology, semiconductor, software and aerospace/defense segments. This industry group provides services in areas such as strategy, engineering services, enterprise resource management, customer relationship management, sales transformation, supply chain management, software development, human performance, and merger/acquisition activities, including post-merger integration. We also offer a suite of reusable solutions designed to address the industry’s major business and operational challenges, such as new product innovation and development, customer service and support, sales and marketing, and global sales and operations effectiveness. Our Electronics & High Tech industry group represented approximately 33% of our Communications & High Tech operating group’s net revenues in fiscal 2009.

•

Media & Entertainment.    Our Media & Entertainment industry group serves the broadcast, entertainment (television, music and movie), print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital content solutions designed to help companies effectively manage, distribute and protect content across numerous media channels. These include Accenture Digital Media Services, which provides a comprehensive solution set designed to help content owners and distributors adapt their organizations’ business processes and systems to stay ahead of the demand for digital content and services.

Financial Services

Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more integrated industry model. We help clients meet these challenges through a variety of assets, services and solutions, including consulting and outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire and retain profitable customers and improve their cross-selling capabilities. Our Financial Services operating group comprises the following industry groups:

•

Banking.    Our Banking industry group works with retail and commercial banks and diversified financial enterprises. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively; expand product and service offerings; manage risk; comply with new regulatory initiatives; and leverage new technologies and distribution channels. Our Banking industry group represented approximately 56% of our Financial Services operating group’s net revenues in fiscal 2009.

•

Capital Markets.    Our Capital Markets industry group helps investment banks, broker/dealers, asset-management firms, depositories, exchanges and clearing & settlement organizations transform their businesses to increase competitiveness. For example, we help clients develop and implement innovative trading, asset-management and market-information-management systems and solutions.

•

Insurance.    Our Insurance industry group helps property & casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk selection decisions. We offer a claims management capability that enables insurers to provide better customer service while optimizing claims costs, as well as industry-leading insurance policy administration technology solutions that enable insurers to bring products to market more quickly and reduce costs. We also provide a variety of outsourcing solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth. Our Insurance industry group represented approximately 31% of the Financial Services operating group’s net revenues in fiscal 2009.

Health & Public Service

To form the basis for an expanded strategy in public service and healthcare, on September 1, 2009, we formed the Health & Public Service operating group by combining the payer and provider components of the Health & Life Sciences industry group from our Products operating group with our Public Service operating group.

Our Health & Public Service operating group comprises the following industry groups:

•

Health.    Health-service organizations are under enormous pressure to reduce costs, improve the access and quality of healthcare services, and meet ever-growing government and regulatory requirements. Our Health industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and other industry-related organizations to improve the quality, accessibility and affordability of healthcare. Our key offerings address a variety of areas, including electronic health records and health information exchanges; back-office services for hospitals and health plans; sales & marketing; core administration services; health management services; claims excellence/cost containment; and corporate functions, including human resources, finance, procurement and IT.

•

Public Service.    Our Public Service industry group provides services designed to help public-service entities around the world improve the social and economic conditions of their citizens while dealing with the realities of growing deficits. The public-service marketplace is transforming, and traditional governmental entities are working increasingly with the “third sector”—non-governmental organizations, community-based organizations, educational institutions, charities and non-profit organizations—to deliver services and benefits to citizens. We typically work with defense, revenue, human services, health, postal, and justice and public-safety authorities or agencies, and our clients are generally national, state or local-level government organizations, as well as pan-geographic organizations. Our offerings help public-sector clients address some of their most pressing needs, including developing fair and equitable tax systems that help enhance revenues; ensuring the security of citizens and businesses; improving service delivery; and increasing operational efficiency. We work with clients to transform their customer-facing and back-office operations and enable services to be delivered through appropriate technologies that make government more accessible, in a manner consistent with expectations established in the private sector. Our work with clients in the U.S. federal government represented approximately 36% of our Public Service operating group’s net revenues in fiscal 2009.

Products

Our Products operating group comprises the following industry groups:

•

Automotive.    Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement innovative solutions focused on product development and commercialization, customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•

Consumer Goods & Services.    Our Consumer Goods & Services industry group serves food and beverage, alcoholic beverage, household goods and personal care, tobacco and fashion/ apparel manufacturers around the world. We add value to these companies through service offerings designed to enhance performance by addressing critical elements of success, including large-scale enterprise resource planning (ERP) strategy and implementation, sales and marketing transformation, working-capital productivity improvement, supply chain collaboration and post-merger integration.

•

Life Sciences.    Our Life Sciences industry group works with pharmaceutical, biotechnology, medical products and other companies across the life-sciences value chain, providing services such as large-scale business and technology transformation, targeted business performance improvement, and post-merger integration. Our key areas of focus include research and development, supply chain, manufacturing, marketing and sales, and select back-office functions. Additionally, we operate life sciences-specific business process and IT outsourcing services across all geographies in the global industry.

•

Industrial Equipment.    Our Industrial Equipment industry group serves the industrial and electrical equipment, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•

Retail.    Our Retail industry group serves a wide spectrum of retailers and distributors, including supermarkets, department stores, specialty premium retailers and large mass-merchandise discounters. We provide service offerings that help clients: address new ways of reaching the retail trade and consumers through precision marketing; maximize brand synergies and cost reductions in mergers and acquisitions; improve supply chain efficiencies through collaborative commerce business models; and enhance the efficiency of internal operations.

•

Infrastructure & Transportation Services.    Our Infrastructure & Transportation Services industry group serves companies in the airline, construction, infrastructure-management (ports, airports, railways), freight transportation, third-party logistics, hospitality, gaming, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer-relationship-management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses—all in the context of increasing priorities around mobility services and sustainability. Leveraging our public transport, construction and engineering experience, we also provide transport-infrastructure (railroad, airport, seaport) and urban-infrastructure services, including project management, fare management and transport operations services.

Resources

Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation and climate change fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals industry, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage. These include helping global energy companies optimize existing upstream and downstream operations while securing their upstream positions; helping utilities clients deal with deregulation; helping metals and mining clients globalize their business models; helping chemicals clients decrease operations costs; and working with clients across all industry segments on the “green agenda” to enable them to meet emission targets and increase energy efficiency. Our Resources operating group comprises the following industry groups:

•

Chemicals.    Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We help chemical companies develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance. We also have long-term outsourcing contracts with many industry leaders.

•

Energy.    Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and clean-energy companies. Our key areas of focus include helping clients optimize production, manage their hydrocarbon and non-hydrocarbon supply chains, streamline marketing operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies.

•

Natural Resources.    Our Natural Resources industry group serves the forest products and metals and mining industries. We help lumber, pulp, papermaking, converting and packaging companies, as well as iron, steel, aluminum, coal, copper and precious metals companies, develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•

Utilities.    Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. The group’s work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to international deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, smart-grid development, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies in North America. Our Utilities industry group represented approximately 43% of our Resources operating group’s net revenues in fiscal 2009.

Growth Platforms

Our management consulting, technology and business process outsourcing (“BPO”) growth platforms are the skill-based “innovation engines” through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with our operating groups to deliver integrated services and solutions to clients.

Prior to September 1, 2009, our three growth platforms were management consulting, systems integration & technology, and outsourcing. To provide clients with fully integrated technology solutions, on September 1 we created the technology growth platform by bringing together what had previously been our systems integration and technology growth platform—comprising all areas of systems integration and technology consulting—with IT Outsourcing, which comprises the application outsourcing and infrastructure outsourcing areas of our what had been our Outsourcing growth platform. At the same time, to address the specific needs of buyers of BPO services, on September 1 we also created the business process outsourcing growth platform, bringing together our cross-industry and industry-specific BPO services into a unified organization.

Management Consulting

Our management consulting growth platform is responsible for the development and delivery of our strategic, operational, functional, industry, process and change consulting capabilities, working closely with the professionals in our operating groups. Our management consulting professionals help large, complex organizations design and execute changes to their business and operating models, either for one or more critical business units or across the entire organization.

This growth platform comprises six service lines:

•

Customer Relationship Management.    The professionals in our Customer Relationship Management (“CRM”) service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of CRM, including marketing, direct and indirect sales, customer service, field support and customer contact operations. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. We use these skills to help our clients accelerate growth, improve marketing and sales productivity and reduce customer-care costs—thus increasing the value of their customer relationships and enhancing the economic value of their brands.

•

Finance & Performance Management.    The professionals in our Finance & Performance Management service line work with our clients’ finance and business-unit executives to develop financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting on the design and structure of the finance function; the establishment of shared service centers; and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our finance capability services also address revenue cycle management, billing, credit risk and collection effectiveness, electronic invoicing and settlement, tax processing, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions. Our Finance & Performance Management service line also has a dedicated risk-management practice that helps clients streamline and integrate disparate risk-management processes, optimizing their risk-related investments and improving compliance efficiency, risk governance and controls.

•

Talent & Organization Performance.    The professionals in our Talent & Organization Performance service line work with clients on a wide range of talent management, workforce and organizational issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include services and solutions in organization and change management, human resources (“HR”) administration, learning, knowledge management, organizational performance management, talent management, HR information technology (“IT”) systems implementation and overall transformation of key workforces. We help companies and governments improve the efficiency and effectiveness of their HR services while lowering associated costs; deliver improvements in employee and workforce performance; and transform organizations through project-, program- and enterprise-level change management.

•

Process & Innovation Performance.    The Process & Innovation Performance service line helps clients achieve measurable, lasting improvements in operational performance, innovation performance and growth. Taking an end-to-end, process-based approach, professionals in this service line help clients address key business challenges such as complexity management, lean manufacturing and operations, process innovation, strategic cost reduction and growth through innovation.

•

Strategy.    Our Strategy professionals combine their strategy and operations experience to help our clients turn insights into results at both the enterprise and business-unit level. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, merger integration, organization strategy, pricing strategy and profitability assessment, we help clients develop—and execute—pragmatic solutions that transform organizations and drive sustained high performance.

•

Supply Chain Management.    The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop and implement supply chain and operations strategies that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in supply chain strategy, sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations achieve high performance. We work with clients to implement innovative consulting and outsourcing solutions that align operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the supply chain workforce.

Technology

Our technology growth platform comprises three service areas: systems integration, technology consulting, and information technology (IT) outsourcing.

Systems Integration

Our key systems integration consulting services and solutions include:

•

Enterprise Solutions and Enterprise Resource Planning.    We implement a variety of application software—including SAP and Oracle, among others—to streamline business processes, systems and information and help organizations access, manage and exploit data to make more-informed business decisions. Our skilled professionals provide planning, implementation, change management and upgrade solutions across the primary application software product suites that underpin all major business functions.

•

Industry and Functional Solutions.    We provide clients with robust, large-scale industry and functional solutions based on proprietary reusable assets, aggregated into industry solutions, such as the Accenture Communications Solutions suite for communications providers and the Accenture Revenue Solution suite for tax offices, as well as solutions for major industry-specific requirements. We also provide specialized services and solutions to support specific business functions, including finance and planning, customer relationship management, supply chain and human resource management.

•

Information Management Services.    We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements. Our services include business intelligence as well as unstructured content management and portals; data management and data quality solutions; and information architecture development. Our information management assets complement and are embedded in our industry and functional solutions.

•

Service-Oriented Architecture.    We help client CIOs and business leaders use service-oriented architecture to enable improvement in IT efficiency and a more effective alignment between business processes and applications. Accenture guides organizations through a four-phased approach for designing and building flexible IT solutions that enable business process components to be assembled and used more efficiently to deliver distinctive business services and capabilities for higher performance.

•

Custom Solutions.    With deep skills and expertise in both J2EE (Java-based) and .NET technology architectures, we work with clients to develop custom solutions that meet unique business needs, often using open-source technology products and platforms.

•

Software as a Service (SaaS).    We help clients implement SaaS solutions to meet their business needs with the added benefits of increasing flexibility and reducing total cost of ownership. Our services include requirements definition, design, configuration, testing, change management, data conversion and integration.

•

Mobility Solutions.    We help clients develop solutions that give their workforces access to key enterprise applications—including online trading and wealth management, supply chain management, telematics, radio frequency identification, field-force enablement and customer relationship management—through mobile devices and/or the Internet. These solutions enable clients to improve efficiency, lower costs, enhance differentiation and ensure compliance.

•

Microsoft Solutions.    Together with our alliance partner Microsoft and our Avanade subsidiary, we develop and deliver cost-efficient, innovative business solutions based on Microsoft Windows Server and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

Technology Consulting

Our key technology consulting services and solutions include:

•

IT Strategy & Transformation.    We help client CEOs and CIOs link IT investments to business results and help manage those investments to ensure that planned business impact is achieved. We also help CIOs transform how IT works, both internally and with business partners, so that IT is “run like a business” to deliver high performance.

•

Enterprise Architecture.    We provide solutions that integrate IT with business capabilities to provide clients with seamless operating environments. Our solutions provide a reference point for measuring both IT investment and results, creating the delivery roadmap that defines how IT systems need to change to drive future business growth and higher performance.

•

Infrastructure Consulting.    We provide solutions to help clients optimize their IT infrastructures while reducing costs. From data center, operations engineering and enterprise network design and implementation to desktop solutions, our services enable clients to rationalize, standardize, optimize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end users.

•

IT Security Consulting.    Our solutions help clients forge secure business environments that enable them to grow their capabilities and become more agile in response to changing market forces and evolving threats—all without incurring additional complexity. Working with us, our clients are better able to secure data and applications, protect identities, address threats and vulnerabilities, and meet stringent compliance demands while reducing costs and improving efficiency.

•

Application Portfolio Optimization and Renewal.    We specialize in defining and executing strategies that transform our clients’ application portfolios into rationalized, flexible, cost-efficient and reliable assets. Our services and solutions help clients define and implement innovative approaches to extending the useful life of legacy applications at a significantly reduced cost compared with replacement, rapidly turning around non-performing systems and migrating custom solutions written in vintage languages or hosted on retiring platforms to more modern, sustainable solutions. Our capabilities combine deeply skilled professionals with a suite of renewal tools that accelerate and automate the portfolio optimization process.

•	Digital Solutions. We provide clients with solutions that move more of their business and internal operations online to improve productivity, manage costs and drive revenue growth. We help clients define their online strategies, improve customer experiences and identify areas for website optimization. We also help them incorporate next-generation digital technology—such as wikis, blogs, crowd-sourcing and mash-ups, among others—to create significant opportunities for collaboration and sharing with their employees, suppliers and customers.

•

Research & Development.    Through Accenture Technology Labs—our research and development organization—we use new and emerging technologies to develop business solutions that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Key areas of research and development for clients include information insight, collaboration, biometrics, virtualized infrastructures, predictive maintenance, Web 2.0, cloud computing and sensor technologies, among others.

•

Microsoft Solutions.    Together with our alliance partner Microsoft and our Avanade subsidiary, we design and provide cost-efficient, innovative business solutions based on Microsoft Windows Server and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

IT Outsourcing

Our approach to IT outsourcing goes beyond traditional cost-cutting measures to help clients improve the total performance of application and infrastructure development and maintenance. We provide the full range of application outsourcing and infrastructure outsourcing services and solutions:

•

Application Outsourcing.    We provide a wide array of application outsourcing services under flexible arrangements, managing custom or packaged software applications—including enterprise-wide applications such as SAP and Oracle—over their complete development and maintenance life-cycles. Our scope of services ranges from standardized, discrete application outsourcing services—including application testing, application management of enterprise-wide software programs and capacity services—to large-scale application enhancement and development for individual or multiple applications, or an entire portfolio of applications. We can also take end-to-end responsibility for all of a client’s IT function, including infrastructure and operations, leveraging our shared-services delivery groups and our application and infrastructure transformation consulting expertise to deliver significant gains in client productivity, providing services from a variety of locations, including lower-cost locations.

•

Infrastructure Outsourcing.    We provide ongoing management of clients’ IT infrastructure capabilities and functions, with expertise in six service areas: service desk; workplace services; data-center services; network services; security services; and IT spend management. We provide discrete skills (i.e., capacity services) as well as fully managed services. Our services offer clients a more cost-effective, secure and responsive infrastructure that can be scaled and adapted to their business needs. We provide these services either through our own centers and capabilities or in conjunction with our strategic subcontractors.

Business Process Outsourcing

Our business process outsourcing growth platform provides business processes that help clients transform their businesses, achieve higher levels of performance and results, and/or reduce costs. Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house.

We offer clients across all industries a variety of BPO services for specific business functions and/or processes, including finance and accounting, human resources, learning, procurement and customer contact, among others. We also offer specialized BPO services tailored to clients in specific industries. For instance, we offer life insurers policy administration and management services, including high-volume transaction-processing capabilities. We provide utilities companies in North America and Europe with field services, as well as specialized customer care, finance and accounting, human resources, supply chain and IT services. We help market-leading health payers improve service performance in core operational functions, coupled with accompanying cost reductions. In addition, through our Navitaire subsidiary, we offer airlines a range of transaction-processing services, including Internet reservations, airport check-in, revenue management and accounting, crew scheduling and management, and disruption recovery.

We also provide a broad spectrum of custom BPO outsourcing services designed to address the unique needs of client organizations. Custom services can include an entire process or discrete activities within or across multiple business functions.

Global Delivery Model

A key Accenture differentiator is our strategic global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; specialized business process and technology skills; cost advantages; foreign-language fluency; proximity to clients; and time-zone advantages—to deliver high-quality solutions under demanding time-frames. Emphasizing quality, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions that drive higher levels of performance.

A critical component of this capability is our Global Delivery Network, which comprises local Accenture professionals working at client sites around the world as well as more than 50 delivery centers—facilities where teams of Accenture technology and business-process professionals use proven assets to create and deliver business and technology solutions for clients. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, infrastructure and software and by leveraging the experience of delivery center professionals.

Professionals in our Global Delivery Network apply a systematic approach to delivering technology consulting, systems integration, application outsourcing and business processing outsourcing solutions and services delivery to create and capture proven, repeatable processes, methodologies, tools and architectures. For example, we continue to evolve our Accenture Delivery Suite, which combines our common methods, tools, architectures and metrics in support of our global delivery efforts. The Accenture Delivery Suite provides us with a common language, framework and reusable assets that allow us to unite our global delivery capabilities into a single, cohesive approach for our client service teams—enabling us to start projects quickly, deliver with high quality, and improve our ability to meet our clients’ expectations. In addition, our ability to build seamless global teams—leveraging the right professionals with the right skills for each task—enables us to provide a complete end-to-end capability, with consistent Accenture processes around the globe.

Our Global Delivery Network continues to be a competitive differentiator for us. In fiscal 2009 we increased our focus on industry capability, creating and extending industry centers of excellence across the network, and we launched a strategic industrialization program designed to enhance productivity and quality through automation, asset re-use and specialization of our people. As of August 31, 2009, we had more than 81,000 people in our network globally.

Alliances

We have sales and delivery alliances with companies whose capabilities complement our own, either by, among other things, enhancing a service offering, delivering a new technology or helping us extend our services to new geographies. By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients. Some alliances are specifically aligned with one of our service lines, thereby adding skills, technology and insights that are applicable across many of the industries we serve. Other alliances extend and enhance our offerings specific to a single industry group. Almost all of our alliances are non-exclusive. These alliances can generate significant revenues from services to implement our alliance partners’ products. We also receive some direct payments, which are not material to our business, from our alliance partners as compensation for marketing, technical and other assistance.

Research and Innovation

We are committed to developing leading-edge ideas, as we believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research and development—on which we spent $435 million, $390 million and $307 million in fiscal 2009, 2008 and 2007, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.

Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. One component of this is our research and development organization, Accenture Technology Labs, which identifies and develops new technologies that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities.

We also promote the creation of knowledge capital and thought leadership through the Accenture Institute for High Performance. In addition, we spend a significant portion of our research and development resources directly through our operating groups and our consulting, technology and outsourcing capabilities to develop market-ready solutions for our clients.

Employees

Our most important asset is our people. The diverse and global makeup of our workforce enables us to serve our diverse and global client base. We are deeply committed to the continued development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within our company throughout their careers with us. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this culture has fostered.

As of August 31, 2009, we had approximately 177,000 employees worldwide.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. We compete with a variety of companies, including:

•	Off-shore service providers in lower-cost locations, particularly Indian providers, that offer services similar to those we offer, often at highly competitive prices;

•	Large multinational providers, including the service arms of large global technology providers, that offer some or all of the services that we do;

•

Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	innovative service and product offerings;

•	ability to add value;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	quality of services and solutions;

•	ability to deliver results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

Our clients typically retain us on a non-exclusive basis.

Intellectual Property

Our success has resulted in part from our proprietary methodologies, software, reusable knowledge capital, assets and other intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements as well as upon trade secret, copyright, patent and trademark laws to protect our intellectual property rights and the rights of third parties from whom we license intellectual property. We have promulgated policies related to confidentiality and ownership and to the use and protection of our intellectual property and that owned by third parties, and we also enter into agreements with our employees as appropriate.

We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. As of August 31, 2009, we had 2,080 patent applications pending in the United States and other jurisdictions and had been issued 393 U.S. patents and 318 non-U.S. patents in, among others, the following areas: Web visual navigation technology; healthcare solution frameworks; online banking models; line-item data processing; investor profile methodologies; marketing analytics; inventory management; location-based services; goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-

based voice processing; mobile communications networks; location-based information filtering; and computerized multimedia asset systems. We intend to continue to vigorously identify, create, harvest and protect our intellectual property and to leverage our protected, differentiated assets and methodologies to provide superior value to our clients.

Organizational Structure

On September 1, 2009, Accenture Ltd completed a transaction in which Accenture plc, organized in Ireland, became the parent holding company of Accenture. This transaction is described below under “History.”

Accenture plc is an Irish public limited company with no material assets other than Class II and Class III common shares in its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares (“Accenture SCA”). Accenture plc’s only business is to hold these shares and the shares of its subsidiary Accenture Ltd, which is the sole general partner of Accenture SCA. Accenture plc owns a majority voting interest in Accenture SCA. As the parent company of the general partner of Accenture SCA and as a result of Accenture plc’s majority voting interest in Accenture SCA, Accenture plc controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. We operate our business through subsidiaries of Accenture SCA. Accenture SCA generally reimburses Accenture plc for its expenses but does not pay Accenture plc any fees. We expect that Accenture plc will be elected the general partner of Accenture SCA in place of Accenture Ltd at the November 16, 2009 shareholder meeting of Accenture SCA.

History

Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitled their holders to vote at Accenture Ltd shareholder meetings but did not carry any economic rights.

In fiscal 2005, we developed and announced a broader career model for our highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This career framework replaced the internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to our highest-level employees, including those previously referred to as partners. However, for proper context, we continue to use the term “partner” in certain situations and particularly when discussing our reorganization and the period prior to our incorporation.

On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of our parent holding company from Bermuda to Ireland (the “Transaction”). On August 5, 2009, the shareholders of Accenture Ltd, our predecessor holding company, voted in favor of the Transaction. The Transaction was subsequently completed on September 1, 2009, following approval from the Supreme Court of Bermuda, at which time Accenture Ltd became a wholly owned subsidiary of Accenture plc and Accenture plc became our parent holding company. In the Transaction, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture plc issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable (and cash for any fractional shares).

Class A ordinary shares of the Irish company, Accenture plc, began trading on the New York Stock Exchange on September 1, 2009 under the symbol “ACN,” the same symbol under which Class A common shares of Accenture Ltd, its predecessor, were previously listed. Prior to September 1, 2009, the effective date of the Transaction, Accenture plc was a wholly owned subsidiary of Accenture Ltd and had no substantive operating activity.

The financial statements included in this report reflect the consolidated operations of Accenture Ltd (the predecessor registrant of Accenture plc) and its subsidiaries.

Accenture plc Class A and Class X Ordinary Shares

Each Class A ordinary share and each Class X ordinary share of Accenture plc entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture plc. A holder of a Class X ordinary share is not, however, entitled to receive dividends or to receive payments upon a liquidation of Accenture plc.

Under its memorandum and articles of association, Accenture plc may redeem, at its option, any Class X ordinary share for a redemption price equal to the nominal value of the Class X ordinary share, or $0.0000225 per share. Accenture plc, as successor to Accenture Ltd, has separately agreed with the original holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X ordinary share of such holder if the redemption would reduce the number of Class X ordinary shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares owned by that holder. Accenture plc will redeem Class X ordinary shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X ordinary shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X ordinary shares are not transferable without the consent of Accenture plc.

A transfer of Accenture plc Class A ordinary shares effected by transfer of a book-entry interest in The Depository Trust Company will not be subject to Irish stamp duty. Other transfers of Accenture plc Class A ordinary shares may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the Class A ordinary shares acquired, if higher) payable by the buyer.

Accenture SCA Class I Common Shares

Only our current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments.

Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to its current market value as determined in accordance with Accenture SCA’s Articles of Association. Under Accenture SCA’s Articles of Association, the market value of a Class I common share that is not subject to transfer restrictions will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture plc Class A ordinary share as reported on the New York Stock Exchange (or on such other designated market on which the Class A ordinary shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture plc sells its Class A ordinary shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture plc Class A ordinary share on the New York Stock Exchange (or on such other market on which the Class A ordinary shares primarily trade), net of customary brokerage and similar transaction costs. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture plc Class A ordinary shares on a one-for-one basis. This one-for-one redemption price and exchange ratio will be adjusted if Accenture plc holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture plc). We have been advised by our legal advisors in Luxembourg that there is no relevant legal precedent in Luxembourg quantifying or defining the term “de minimis.” In the event that a question arises in this regard, we expect that management will interpret “de minimis” in light of the facts and circumstances existing at the time in question. At this time, Accenture plc does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment and will disclose any change in its intentions that could affect this ratio. In order to maintain Accenture plc’s economic interest in Accenture SCA, Accenture plc generally will acquire additional Accenture SCA common shares each time additional Accenture plc Class A ordinary shares are issued.

Except in the case of a redemption of Class I common shares or a transfer of Class I common shares to Accenture plc or one of its subsidiaries, Accenture SCA’s Articles of Association provide that Accenture SCA Class I common shares may be transferred only with the consent of the general partner of Accenture SCA. In addition, all holders of Class I common shares are precluded from having their shares redeemed by Accenture SCA or transferred to Accenture SCA, Accenture plc or a subsidiary of Accenture plc at any time or during any period when Accenture SCA determines, based on the advice of counsel, that there is material non-public information that may affect the average price per share of Accenture plc Class A ordinary shares, if the redemption would be prohibited by applicable law, during an underwritten offering due to an underwriters lock-up or during the period from the announcement of a tender offer by Accenture SCA or its affiliates for Accenture SCA Class I common shares until the expiration of ten business days after the termination of the tender offer (other than to tender the holder’s Accenture SCA Class I common shares in the tender offer).

Accenture SCA Class II and Class III Common Shares

On June 28, 2005, Accenture SCA’s shareholders approved certain amendments to the rights of Accenture SCA Class II common shares held by Accenture Ltd, as well as the creation of a new class of common shares known as “Class III common shares” into which all Class I common shares held by Accenture Ltd and its affiliates were reclassified. All Class I common shares sold or otherwise transferred to Accenture plc or its subsidiaries are automatically reclassified into Class III common shares.

The amendments to the Class II common shares, the creation of Class III common shares (and all lettered sub-series of that class) and the reclassification of all Class I common shares held or to be held by Accenture plc and its subsidiaries have no effect on the computation of Accenture plc’s earnings per share.

Accenture SCA Class II common shares and Class III common shares (or any lettered sub-series of that class) are not entitled to any cash dividends. If the Board of Directors of Accenture plc authorizes the payment of a cash dividend on Accenture plc’s Class A ordinary shares, the general partner of Accenture SCA will cause Accenture SCA to redeem Class II common shares and Class III common shares that Accenture plc holds to obtain cash needed to pay dividends on its Class A ordinary shares. At any time that Accenture SCA pays a cash dividend on its Class I common shares, new Class II common shares and Class III common shares will be issued to the existing holders of Class II common shares and Class III common shares, in each case having an aggregate value of the amount of any cash dividends that the holders of those Class II or Class III common shares would have received had they ratably participated in the cash dividend paid on the Class I common shares.

Each Class II common share entitles its holder to receive a liquidation payment equal to 10% of any liquidation payment to which a Class I common share entitles its holder. Each Accenture SCA Class III common share entitles its holder to receive a liquidation payment equal to 100% of any liquidation payment to which an Accenture SCA Class I common share entitles its holder.

Accenture Canada Holdings Inc. Exchangeable Shares

Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture plc Class A ordinary shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture plc Class A ordinary share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture plc Class A ordinary share entitles its holder.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. The global economic downturn in fiscal 2009 has reduced, and may further reduce, demand for our services and has also caused clients to request additional price concessions, which could have a material adverse effect on our results of operations. If current global economic conditions continue or worsen, or if economic contraction continues in the industries or geographies where we operate, our business could be adversely affected by our clients’ financial condition and the levels of business activity in the industries we serve. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

Our success depends on our ability to develop and implement consulting, systems integration and technology, and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology, industry developments and client needs. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Implementing new services or solutions for our clients may entail more risk than supplying existing offerings. Also, services, solutions and technologies offered by current or future competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain or successfully deliver client work.

The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

The consulting, systems integration and technology, and outsourcing markets are highly competitive. We compete with a variety of companies, including:

•	Off-shore service providers in lower-cost locations, particularly Indian providers, that offer services similar to those we offer, often at highly competitive prices;

•	Large multinational providers, including the services arms of large global technology providers, that offer some or all of the services that we do;

•

Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.

Some of our competitors may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions at lower cost or on terms more attractive to clients than we can, particularly in the outsourcing and systems integration markets. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if we have potential offerings that address marketplace or client needs, our competitors may be more successful at selling similar services they offer, including to companies that are Accenture clients. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer.

In addition, we may face greater competition from companies that have increased in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software developers and vendors, and service providers. The result of this vertical integration may be greater convergence of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of this industry trend, which could adversely affect our competitive position.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments, including budget deficits or shortfalls, could result in our projects being reduced in scope or terminated altogether.

•	Government entities, including the Defense Contract Audit Agency in the United States, periodically audit our contract costs, including allocated indirect costs, and conduct system reviews, investigations and other inquires of our business practices with respect to our government contracts. If the government auditors find that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work, may affect our future margins or may prevent us, by operation of law or in practice, from receiving new government contracts for some period of time.

•

If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy. An allegation of improper activity, even if not proven, could result in adverse publicity and damage to our reputation and business.

•

U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

•

Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than contracts with commercial clients. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

•

Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed.

•	Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies. Additionally, because of their visibility and political nature, government projects may present a heightened risk to our reputation. Either of these could have a material adverse effect on our business or our results of operations.

Our business could be adversely affected if our clients are not satisfied with our services.

Our business model depends in large part on our ability to attract additional work from our base of existing clients, including a significant amount procured on a sole-source basis. Our business model also depends on relationships our senior executives develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, a subcontractor or other third parties who provide services or products for a specific project, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our results of operations could be adversely affected if our clients terminate their contracts with us.

Many of our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our consulting contracts, we estimate that the majority of our contracts can be terminated by our clients with short notice. Many of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant cost. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated profits lost upon termination of the contract. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work.

Terminations, cancellations or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, changes in client strategies or the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to replace the lost revenue with other work or eliminate associated costs in a timely manner. There is a risk we could experience a significant number of terminations. Consequently, our revenues and/or profit margins in subsequent periods could be lower than expected.

Outsourcing services are a significant part of our business and subject us to operational and financial risk.

We earned approximately 42% of our net revenues in fiscal 2009 from our outsourcing services. This portion of our business presents potential operational and financial risks that are different from those of our consulting and systems integration services. Our outsourcing services involve taking over the operation of certain portions of our clients’ businesses. In some cases, we may deliver those services using client personnel and third-party contracts that are transferred to us. Occasionally, however, we assume responsibility for delivering our services using client personnel or client subcontractors who are not transferred to us, and we therefore have less ability to fully control their work and efforts. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us.

This type of work also presents financial risks to us. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly during the first year of the contract. This could exert downward pressure on our overall gross margins, particularly during the early stages of new outsourcing contracts, which might not be offset by improved performance on contracts in our portfolio that we have been operating for a longer time. Furthermore, we face considerable competition for outsourcing work and our clients are increasingly using intensive contracting processes and aggressive contracting techniques and terms, sometimes assisted by third-party advisors.

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients’ spending on technology in business declines or if our clients or potential clients do not embrace new technology solutions, our results of operations could be adversely affected.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to charge for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	our clients’ desire to reduce their costs;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to charge higher prices where market demand or the value of our services justifies it;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods;

•	procurement practices of clients and their use of third-party advisors;

•	aggressive use by our competitors of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions.

Our profitability could suffer if we are not able to maintain a favorable utilization rate.

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. Our utilization rate is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain headcount in each of our geographies and workforces that is effectively aligned with demand;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, business development and other non-chargeable activities.

If our utilization rate is too high, it could have an adverse effect on employee engagement and attrition. If our utilization rate is too low, our profit margin and profitability could suffer.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors breach or dispute the terms of our agreements with them, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability. If we cannot or do not meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. This also applies to outsourcing contracts, as many of these projects entail the coordination of operations and workforces in multiple locations utilizing workforces with different skillsets. Furthermore, on outsourcing work we occasionally hire employees from our clients and assume responsibility for one or more of our clients’ business processes. Our pricing, cost and profit margin estimates on outsourcing work frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the outsourcing contract. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. This could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

Many of our contracts include performance clauses that require us to achieve agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could reduce our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. Additionally, we have a number of contracts, many of which are outsourcing contracts, in which a portion of our fees or incentives depends on factors such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend in some measure on our clients’ actual levels of business activity. These provisions could increase the variability in revenues and margins earned on those contracts.

Our alliance relationships may not be successful.

We have alliances with companies whose capabilities complement our own. See “Business—Alliances.” As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from forming closer or preferred arrangements with our competitors. Loss of or limitations on our relationships with them could adversely affect our financial condition and results of operations.

Our global operations are subject to complex risks, some of which might be beyond our control.

We have offices and operations in 52 countries around the world and provide services to clients in more than 120 countries. In fiscal 2009, approximately 44% of our net revenues were attributable to the Americas region, 46% were attributable to the Europe, Middle East and Africa region (“EMEA”), and 10% were attributable to the Asia Pacific region. In addition, our Global Delivery Network comprises local Accenture professionals working at client sites around the world as well as more than 50 delivery centers. If we are unable to manage the risks of our global operations, including fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations could be adversely affected.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.    Although we report our operating results in U.S. dollars, a majority of our net revenues is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us.

•

Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our growth in consolidated earnings stated in U.S. dollars to be lower than our growth in local currency when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our growth in consolidated earnings stated in U.S. dollars to be higher than our growth in local currency when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

•

In some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

•

As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency, and there can be no assurance that our contractual provisions or our currency hedging activities would offset this impact. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources.

International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our operating results.    Acts of terrorist violence, armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

We could incur liability or our reputation could be damaged if our provision of services and solutions to our clients contributes to our clients’ internal control deficiencies.    Our clients may request that we provide an audit of control activities we perform for them when we host or process data belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner. Additionally, we could incur liability if a process we manage for a client were to result in internal controls failures or impair our client’s ability to comply with its own internal control requirements.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.    We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

Legislation related to certain non-U.S. corporations has been enacted in various jurisdictions in the United States, none of which adversely affects Accenture. However, additional legislative proposals remain under consideration which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future. Changes in laws and regulations applicable to foreign corporations could also mandate significant and costly changes to the way we implement our services and solutions, such as preventing us from using off-shore resources to provide our services, or could impose additional taxes on the provision of our services and solutions. These changes could threaten our ability to continue to serve certain markets.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations, including the U.S. Foreign Corrupt Practices Act. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anticorruption laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal contracting, any of which could have a material adverse effect on our business.

We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

Our profitability could suffer if we are not able to control our costs.

Our ability to control our costs and improve our efficiency affects our profitability. In an environment of continuing pricing pressure, we may be forced to permanently adjust our pricing policies and delivery capabilities, and our profitability may be impaired if we cannot sustain or improve our cost management efforts. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on global reductions in costs for service delivery and infrastructure, rely upon our successful introduction and coordination of multiple geographic and skill-based workforces and a growing number of geographically distributed delivery centers. If we are unable to control our costs or improve our efficiency, our profitability could be negatively affected.

If we are unable to keep our supply of skills and resources in balance with client demand, our business and financial results may be adversely affected.

Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients and grow our business. We are particularly dependent on retaining our senior executives and other experienced managers with the skill sets required by our business, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. Similarly, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources.

There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain of our labor needs. Additionally, if demand were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profit margins. At other times, however, we may have more personnel than we need in certain skill sets or geographies. In these situations, we must evaluate voluntary attrition and use increased involuntary terminations and reduced levels of new hiring as means to keep our supply of skills and resources in balance with client demand. Our profits and ability to compete for and manage client engagements could be adversely affected if we cannot manage employee hiring, attrition and severance to achieve an efficient workforce structure.

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with project requirements, as well as on our effective oversight of their performance. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our business, revenues, profitability or cash flow.

If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In a number of our contracts, we agree to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We could lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be acquired or sued, and this could disrupt use of their products or services by Accenture and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further restrict our ability to protect our innovations. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight.

Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Legislative or regulatory action could materially and adversely affect us.

Changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable and could adversely affect our tax position. Although we expect to be able to rely on the tax treaty between the U.S. and Ireland, there are pending U.S. legislative proposals which could override such treaty, and which could subject us to increased taxation or significant additional expense. Similarly, Congressional proposals could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could also subject us to increased taxation. In addition, we could be adversely affected by future changes in tax law or policy in Ireland or other jurisdictions where we operate, including their treaties with the United States.

Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, these contract bans and other legislative proposals could be enacted in a way to affect Accenture.

We may be subject to criticism and negative publicity related to our incorporation in Ireland.

There has been negative publicity regarding, and criticism of, companies that conduct business in the United States but are domiciled in certain other countries. While we were never a U.S. company, some former U.S. companies that have undertaken expatriation transactions to offshore jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over U.S. companies. We could be subject to similar criticism in connection with our incorporation in Ireland.

If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

As of August 31, 2009, we had approximately 177,000 employees worldwide. Our size presents significant management and organizational challenges. It takes time for our newer employees to develop the knowledge, skills and experience that our business model requires. It is difficult to maintain common standards across a large enterprise and effectively institutionalize our know-how. In addition, it can be difficult to maintain our culture, effectively manage our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals. Finally, the size and scope of our operations increase the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

We may not be successful at identifying, acquiring or integrating other businesses or technologies.

We expect to continue our program of pursuing strategic acquisitions designed to enhance our capabilities. However, there can be no assurance that we will successfully identify suitable acquisition candidates, succeed in completing targeted transactions or achieve desired financial or operating results. Furthermore, we face numerous risks in integrating any businesses we might acquire. We might need to dedicate additional management and other resources to complete the transactions. Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.

Consolidation in the industries that we serve could adversely affect our business.

Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

Our ability to attract and retain business may depend on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, adversely affecting our share price.

Our share price has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.

Our share price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	announcements by us or our competitors about developments in our business or prospects;

•	projections or speculation about our business or that of our competitors by the media or investment analysts;

•	changes in macroeconomic or political factors unrelated to our business;

•	general or industry-specific market conditions or changes in financial markets; and

•	changes in our revenues, operating results and profitability.

Our revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our revenues, operating results and profitability to vary include:

•	the business decisions of our clients to curtail or reduce the use of our services, including in response to economic conditions;

•	seasonality, including number of workdays and holiday and summer vacations;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work;

•	the stage of completion of existing projects and/or their termination;

•	our ability to transition employees quickly from completed to new projects;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including those for personnel, travel, support services and severance;

•	our ability to maintain an appropriate headcount in each of our workforces;

•	acquisition and integration costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.

As a result of any of these factors, our share price could be difficult to predict and our share price in the past might not be a good indicator of the price of our shares in the future. In addition, if litigation is instituted against us following variability in our share price, we might need to devote substantial time and resources to responding to the litigation, and our share price could be adversely affected.

Our share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the United States judgment. The originating court must have been a court of competent jurisdiction and the judgment may not be recognized if it is based on public policy, was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where we have assets.

Irish law differs from the laws in effect in the United States and might afford less protection to shareholders.

Our shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Companies Acts 1963 to 2009 of Ireland (“the Companies Acts”). The Companies Acts differ in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Under Irish law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Irish companies do not generally have rights to take action against directors or officers of the company under Irish law, and may only do so in limited circumstances. Directors of an Irish company must, in exercising their powers and performing their duties, act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests might conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of an Irish company is found to have breached his duties to that company, he could be held personally liable to the company in respect of that breach of duty.

We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.

We might choose to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire other businesses or technologies;

•	repurchase shares from our shareholders;

•	develop new services and solutions; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity could dilute shareholders’ ownership percentage in us. Furthermore, any additional financing we need might not be available on terms favorable to us, or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We have major offices in the world’s leading business centers, including New York, London, Frankfurt, Paris, Madrid, Chicago, Milan, Tokyo, Sao Paolo, Rome, Bangalore, San Francisco, Sydney, Manila and Boston, among others. In total, we have offices and operations in more than 200 cities in 52 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

As previously reported, in September 2007, the State of Connecticut filed an action in State Superior Court in Hartford against Accenture arising out of an alleged data security breach. The action arose in connection with work we undertook for the State of Connecticut’s Office of the Comptroller. In July 2009, Accenture and the State entered into a settlement of the lawsuit under which Accenture agreed to provide a cash payment and consulting services at no cost to the State in exchange for a release and dismissal with prejudice of the State’s lawsuit. This settlement did not have a material impact on our results of operations or financial condition.

As previously reported, in April 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint as amended alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The suit alleges that these amounts and relationships were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. While the complaint does not allege damages with specificity, the amount sought by the DOJ will depend on the theories it pursues, and could be significant. The suit could lead to other related proceedings and actions by various agencies of the U.S. government, including potential suspension or debarment, or criminal, proceedings. The DOJ is currently conducting an additional investigation regarding certain of the alleged conduct and relationships at issue in the suit and we are cooperating with the DOJ in that investigation. We intend to defend such matters vigorously and do not believe they will have a material impact on our results of operations or financial condition.

As previously reported, in July 2003, we became aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of our operations in the Middle East. In 2003, we voluntarily reported the incident to the appropriate authorities in the United States promptly after its discovery. Shortly thereafter, the SEC advised us it would be undertaking an informal investigation of this incident, and the DOJ indicated it would also conduct a review. Since that time, there have been no further developments. We do not believe that this incident will have any material impact on our results of operations or financial condition.

We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 2009, Accenture Ltd held the Special Court-Ordered Class A Common Shareholder Class Meeting, the Special Court-Ordered Class X Common Shareholder Class Meeting and the Special General Meeting of Shareholders described in the proxy statement filed on June 24, 2009. We reported information regarding these meetings in Accenture Ltd’s Current Report on Form 8-K filed with the SEC on August 5, 2009, which Form 8-K is incorporated herein by reference.

Executive Officers of the Registrant

Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:

Kevin Campbell, 49, became our group chief executive—Technology in September 2009, after serving as our group chief executive—Outsourcing beginning in September 2006. Prior to that,

Mr. Campbell served as our senior managing director—Business Process Outsourcing from February 2005 to September 2006. Previously, he served as the vice president of global sales at Hewitt Associates from September 2004 to February 2005, and as president and chief operating officer of Exult Inc. from May 2000 to September 2004, when Exult merged with Hewitt. Mr. Campbell was previously employed by Accenture from 1982 until 1999.

Gianfranco Casati, 50, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 25 years.

Martin I. Cole, 53, became our group chief executive—Communications & High Tech operating group in September 2006, after serving as our group chief executive—Public Service operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 29 years.

Anthony G. Coughlan, 52, has been our principal accounting officer since September 2004 and our controller since September 2001. He has served as a director of Avanade Inc. since September 2008 and has served as the chair of its Audit Committee since November 2008. Mr. Coughlan has been with Accenture for 31 years.

Pamela J. Craig, 52 has been our chief financial officer since October 2006. From March 2004 to October 2006, she was our senior vice president—Finance. Previously, Ms. Craig was our group director—Business Operations & Services from March 2003 to March 2004, and was our managing partner—Global Business Operations from June 2001 to March 2003. Ms. Craig served as a director of Avanade Inc. from February 2006 until July 2009, and was a member of its Audit Committee. Ms. Craig has been with Accenture for 30 years.

Johan (Jo) G. Deblaere, 47, became our chief operating officer in September 2009. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006 he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 24 years.

Karl-Heinz Floether, 57, became our chief strategy & corporate development officer in September 2009. From May 2005 to September 2009, Mr. Floether was our group chief executive—Systems Integration & Technology. Prior to that, he served as our group chief executive—Financial Services operating group from December 1999 to May 2005. In addition, Mr. Floether served as one of our directors from June 2001 to February 2004, and is currently a director of Avanade Inc. Mr. Floether has been with Accenture for 30 years.

Mark Foster, 49, became our group chief executive—Management Consulting in September 2006. In addition, Mr. Foster became the head of our Global Markets area in September 2009. Prior to that, Mr. Foster served as our group chief executive—Products operating group from March 2002 to September 2006. From September 2000 to March 2002, he was managing partner of our Products operating group in Europe. Mr. Foster has been with Accenture for 25 years.

Robert N. Frerichs, 57, became our group chief executive—United States in September 2009. From September 2004 to September 2009, Mr. Frerichs served as our chief risk officer. Prior to that, he served as our chief operating officer—Communication & High Tech from November 2003 to September 2004. From August 2001 to November 2003, he led the market maker team for our Communications & High Tech operating group. Prior to these roles, Mr. Frerichs held numerous leadership positions within our Communications & High Tech operating group. He currently serves as chairman of the Board of Directors of Avanade Inc., and is a member of its Audit Committee. Mr. Frerichs has been with Accenture for 33 years.

William D. Green, 56, became chairman of the Board of Directors on August 31, 2006, and has been our chief executive officer since September 2004 and a director since June 2001. From March 2003 to August 2004 he was our chief operating officer—Client Services, and from August 2000 to August 2004 he was our country managing director, United States. Mr. Green has been with Accenture for 31 years.

Pierre Nanterme, 50, became our group chief executive—Financial Services operating group in September 2007. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been with Accenture for 26 years.

Thomas Pike, 50, became our chief risk officer in September 2009. Prior to that, Mr. Pike was managing director of the Products operating group in North America from December 2006 until August 2009 and also served as chief operating officer—Resources from March 2002 to December 2006. From 1999 to 2002, he was managing partner—Growth & Strategy. Mr. Pike joined Accenture in 1981 and, after several years working at other consulting companies, rejoined Accenture in 1993.

Stephen J. Rohleder, 52, became our group chief executive—Health & Public Service operating group in September 2009. From September 2004 to September 2009, Mr. Rohleder served as our chief operating officer. Prior to that, he was our group chief executive—Public Service operating group from March 2003 to September 2004. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 28 years.

Michael (Mike) J. Salvino, 44, became our group chief executive—Business Process Outsourcing in September 2009. From July 2006 to September 2009, Mr. Salvino served as managing director—Business Process Outsourcing. Previously, he served as the global sales and accounts co-leader of the HR outsourcing group at Hewitt Associates from January 2005 to July 2006, and as president of the Americas region for Exult Inc. from June 2003 to June 2004 prior to Exult’s merger with Hewitt. Mr. Salvino was employed by Accenture from June 1987 until December 1992 and then again from October 1993 until June 2000 before rejoining in July 2006.

Douglas G. Scrivner, 58, has been our general counsel and secretary since January 1996 and our compliance officer since September 2001. Mr. Scrivner has been with Accenture for 29 years.

Alexander M. van ’t Noordende, 46, became our group chief executive—Resources operating group in September 2006. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 22 years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Accenture plc Class A Ordinary Shares

Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares.

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for Accenture plc Class A ordinary shares (or, prior to September 1, 2009, Accenture Ltd Class A common shares) as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal 2008
First Quarter	$42.32	$33.03
Second Quarter	$38.44	$31.91
Third Quarter	$42.04	$32.42
Fourth Quarter	$42.00	$38.02

Fiscal 2009
First Quarter	$43.04	$24.76
Second Quarter	$34.80	$26.25
Third Quarter	$32.00	$26.33
Fourth Quarter	$36.74	$29.38

Fiscal 2010
First Quarter (through October 13, 2009)	$39.52	$32.89

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 13, 2009 was $39.42. As of October 13, 2009, there were 250 holders of record of Accenture plc Class A ordinary shares.

There is no trading market for Accenture plc Class X ordinary shares. As of October 13, 2009, there were 1,182 holders of record of Accenture plc Class X ordinary shares.

To ensure that senior executives continue to maintain equity ownership levels that we consider meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from  1/2 to 6) of their base compensation determined by their position level.

Dividend Policy

On November 17, 2008 and November 15, 2007, Accenture Ltd paid a cash dividend of $0.50 and $0.42 per share, respectively, on its Class A common shares and Accenture SCA paid a cash dividend of $0.50 and $0.42 per share, respectively, on its Class I common shares.

On September 30, 2009, the Board of Directors of Accenture plc declared a cash dividend of $0.75 per share on its Class A ordinary shares for shareholders of record at the close of business on October 16, 2009. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.75 per share on its Class I common shares for shareholders of record at the close of business on October 13, 2009. Both dividends are payable on November 16, 2009.

In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders resident in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish withholding tax. However, shareholders residing in other countries will generally be subject to withholding tax.

Future dividends on Accenture plc Class A ordinary shares, if any, will be at the discretion of the Board of Directors of Accenture plc and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors of Accenture plc may deem relevant, as well as our ability to pay dividends in compliance with the Companies Acts.

Recent Sales of Unregistered Securities

None.

Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares

The following table provides information relating to the Company’s purchases of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the fourth quarter of fiscal 2009. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
				(in millions)
June 1, 2009—June 30, 2009
Class A common shares	30,918	$30.79	—	$1,225
Class X common shares	891,531	$0.0000225	—	—
July 1, 2009—July 31, 2009
Class A common shares	4,172,761	$34.02	797,564	968
Class X common shares	5,851,705	$0.0000225	—	—
August 1, 2009—August 31, 2009
Class A common shares	4,069	$35.25	—	852
Class X common shares	2,840,963	$0.0000225	—	—
Total
Class A common shares(4)	4,207,748	$34.00	797,564
Class X common shares(5)	9,584,199	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture Ltd has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the fourth quarter of fiscal 2009, we repurchased 797,564 Accenture Ltd Class A common shares under this program for an aggregate price of $27 million. The open-market purchase program does not have an expiration date.

(3)

As of August 31, 2009, our aggregate available authorization for share repurchases and redemptions was $852 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. As of

August 31, 2009, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for repurchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the fourth quarter of fiscal 2009, Accenture purchased 3,410,184 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans.

(5)	During the fourth quarter of fiscal 2009, we redeemed 9,584,199 Accenture Ltd Class X common shares pursuant to our bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to purchases and redemptions by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the fourth quarter of fiscal 2009. Our management believes the following table and footnotes provide useful information regarding the share purchase and redemption activity of the Company. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing earnings per share.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
Accenture SCA
June 1, 2009—June 30, 2009
Class I common shares	984,320	$33.29	—	—
July 1, 2009 —July 31, 2009
Class I common shares	6,735,561	$34.18	—	—
August 1, 2009—August 31, 2009
Class I common shares	3,212,754	$35.70	—	—
Total
Class I common shares(3)	10,932,635	$34.54	—	—
Accenture Canada Holdings Inc.
June 1, 2009—June 30, 2009
Exchangeable shares	64,270	$33.29	—	—
July 1, 2009—July 31, 2009
Exchangeable shares	27,233	$33.52	—	—
August 1, 2009—August 31, 2009
Exchangeable shares	38,600	$35.61	—	—
Total
Exchangeable shares(3)	130,103	$34.03	—	—

(1)	During the fourth quarter of fiscal 2009, we acquired a total of 10,932,635 Accenture SCA Class I common shares and 130,103 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(3)	As of August 31, 2009, our aggregate available authorization for share repurchases and redemptions was $852 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. As of August 31, 2009, the Board of Directors of Accenture Ltd has authorized an aggregate of $11.1 billion for repurchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Purchases and redemptions of Accenture SCA Class II and Class III common shares

During the fourth quarter of fiscal 2009, Accenture SCA did not redeem any Accenture SCA Class II common shares from Accenture Ltd. During the fourth quarter of fiscal 2009, Accenture SCA redeemed 797,564 Accenture SCA Class III common shares from Accenture Ltd for total consideration of $27 million. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter- company transactions undertaken to facilitate other corporate purposes. These inter-company transactions do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Subsequent Event

On September 30, 2009, the Board of Directors of Accenture plc approved $4.0 billion in additional share repurchase authority bringing Accenture’s total outstanding authority to approximately $4.9 billion.

ITEM 6.    SELECTED FINANCIAL DATA

The data as of August 31, 2009 and 2008 and for the years ended August 31, 2009, 2008 and 2007 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2007, 2006 and 2005 and for the years ended August 31, 2006 and 2005 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended August 31,
	2009(1)	2008	2007	2006(2)(3)	2005
	(in millions)
Income Statement Data:
Revenues before reimbursements (“Net revenues”)	$21,577	$23,387	$19,696	$16,646	$15,547
Revenues	23,171	25,314	21,453	18,228	17,094
Operating income	2,644	3,012	2,493	1,841	2,111
Income before minority interest	1,938	2,197	1,723	1,433	1,509
Net income	1,590	1,692	1,243	973	940

(1)	Includes the impact of the restructuring costs recorded in the fourth quarter of fiscal 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Year Ended August 31, 2009 Compared to Year Ended August 31, 2008—Restructuring and Reorganization Costs, net”

(2)	Includes the financial impact of the resolution of the NHS matter recorded during fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Year Ended August 31, 2007 Compared to Year Ended August 31, 2006” in our Form 10-K for the fiscal year ended August 31, 2008.

(3)	Includes the impact of the adoption of Statement of Financial Accounting Standards 123R, “Share-Based Payment.”

	Year Ended August 31,
	2009	2008	2007	2006	2005
Earnings Per Class A Common Share:
Basic	$2.55	$2.77	$2.06	$1.65	$1.60
Diluted	2.44	2.65	1.97	1.59	1.56
Dividends per Common Share	0.50	0.42	0.35	0.30	—

	As of August 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$4,542	$3,603	$3,314	$3,067	$2,484
Total assets	12,256	12,399	10,747	9,497	8,957
Long-term debt, net of current portion	—	2	3	27	44
Shareholders’ equity	2,887	2,541	2,063	1,894	1,697

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

We use the terms “Accenture,” “we,” “our Company,” “our” and “us” in this report to refer to Accenture plc, an Irish public limited company, and its subsidiaries or, prior to September 1, 2009, to Accenture Ltd, a Bermuda exempted company that, on that date, became a direct, wholly owned subsidiary of Accenture plc, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2009” means the 12-month period that ended on August 31, 2009. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. We add value to clients and drive revenues based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

The global economic downturn in fiscal 2009 was widespread, leading to economic contraction in many industries and geographies where we operate. It also impacted the needs of our clients and the revenues in our consulting and outsourcing businesses. These changing demand patterns have had and will continue to have an adverse effect on our new contract bookings and revenue growth, compared to the prior fiscal year.

Revenues before reimbursements (“net revenues”) for fiscal 2009 were $21.58 billion, compared with $23.39 billion in fiscal 2008, a decrease of 8% in U.S. dollars and flat in local currency. Net revenues for the fourth quarter of fiscal 2009 were $5.15 billion, compared with $6.00 billion in the fourth quarter of fiscal 2008, a decrease of 14% in U.S. dollars and 7% in local currency.

In our consulting business, net revenues for fiscal 2009 were $12.56 billion, compared with $14.12 billion for fiscal 2008, a decrease of 11% in U.S. dollars and 4% in local currency. Consulting net revenues for the fourth quarter of fiscal 2009 were $2.91 billion, compared with $3.61 billion for the fourth quarter of fiscal 2008, a decrease of 19% in U.S. dollars and 12% in local currency. Starting in January 2009, the global economic downturn led to lower current demand for new consulting services. Many clients are focused on initiatives designed to deliver near- and medium-term cost savings and performance improvement. Some clients continue to exercise caution and to seek flexibility in launching new large consulting commitments and instead have shifted to a more phased approach to contracting work. Certain clients have slowed the pace of on-going projects and/or have deferred decisions to expand scope beyond current commitments. In addition, we are experiencing pricing pressures from some clients and in response, where practicable, have shifted to lower-cost resources at reduced price levels, particularly in our systems integration business.

In our outsourcing business, net revenues for fiscal 2009 were $9.02 billion, compared with $9.27 billion for fiscal 2008, a decrease of 3% in U.S. dollars and an increase of 6% in local currency. Outsourcing net revenues for the fourth quarter of fiscal 2009 were $2.23 billion, compared with $2.39 billion for the fourth quarter of fiscal 2008, a decrease of 7% in U.S. dollars and an increase of 1% in local currency. In response to clients seeking to reduce operating costs with requests for price concessions and more favorable contract terms, we have shifted and expect to continue to shift to lower-cost resources at a reduced price level. In addition, we have experienced a lower volume of scope expansions on existing contracts. Client strategy changes and consolidations have also resulted in more contract terminations and restructuring, primarily in Financial Services, and to a lesser extent in Communications & High Tech and Resources.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues. However, beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies and this trend continued until the fourth quarter of fiscal 2009. The foreign-exchange impact on our full fiscal 2009 revenue growth was approximately 8% lower growth in U.S. dollars, compared to our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our revenue growth in U.S. dollars may be lower than our growth in local currency. If the U.S. dollar weakens against other currencies, our revenue growth in U.S. dollars may be higher than our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable consulting work. Utilization for the fourth quarter of fiscal 2009 was approximately 86%, an increase from 83% for the third quarter of fiscal 2009, and was at the top of the range we expected. Utilization for the fourth quarter of fiscal 2008 was approximately 84%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods.

Operating expenses in fiscal 2009 also included restructuring costs of $253 million recorded in the fourth quarter. These costs included $111 million related to global consolidation of our office space and

$142 million related to realignment of our workforce, primarily at the senior-executive level, to reset our cost structure and better align our organization for the future. Restructuring costs are reflected in operating expenses, along with reorganization costs and benefits, which may vary substantially from year to year. Reorganization costs and benefits were immaterial in both fiscal 2009 and fiscal 2008.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2009 was 32.3%, compared with 31.7% for fiscal 2008. Gross margin for fiscal 2009 was 31.7%, compared with 30.7% for fiscal 2008. The increase for both periods was driven primarily by improved overall outsourcing contract profitability.

Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. In addition to the workforce actions included in the Restructuring costs, we aggressively plan and manage our payroll costs and take on-going actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have reduced our headcount to approximately 177,000 as of August 31, 2009, compared with more than 186,000 as of August 31, 2008. Annualized attrition, excluding involuntary terminations, for fiscal 2009 was 10%, compared to 16% for fiscal 2008. We evaluate voluntary attrition and have used increased involuntary terminations and reduced levels of new hiring as a means to keep our supply of skills and resources in balance with client demand. Our margins could be adversely affected if we are unable to manage headcount, attrition and severance costs, recover increases in compensation and/or effectively assimilate and utilize new employees.

Sales and marketing and general and administrative costs as a percentage of net revenues were 18.3% for fiscal 2009, compared with 17.7% for fiscal 2008. The increase was primarily due to an increase in selling costs as a percentage of net revenues and a bad debt provision of $75 million, or 0.3% of net revenues. This provision reflects our best estimate of collectibility risks on outstanding receivables, in light of the current global economic conditions, particularly from clients in high-risk industries or with potential liquidity issues.

Operating income for fiscal 2009 was $2,644 million, compared with $3,012 million for fiscal 2008. Operating margin (Operating income as a percentage of Net revenues) for fiscal 2009 was 12.3%, compared with 12.9% for fiscal 2008. Operating income for the fourth quarter of fiscal 2009 was $420 million, compared with $785 million for the fourth quarter of fiscal 2008. Operating margin for the fourth quarter of fiscal 2009 was 8.2%, compared with 13.1% for the fourth quarter of fiscal 2008. The restructuring costs of $253 million recorded in the fourth quarter of fiscal 2009 reduced Operating margin by 110 basis points for fiscal 2009. Excluding the effects of the restructuring costs, Operating income as a percentage of net revenues for fiscal 2009 increased 50 basis points compared with fiscal 2008.

Our Operating income and Earnings per share are also affected by currency exchange-rate fluctuations on revenues and costs. Due to the significant strengthening of the U.S. dollar against many other currencies, this impact was unfavorable during fiscal 2009. Most of our costs are incurred in the same currency as the related revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, by using currency protection provisions in our customer contracts and through our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for Net revenues. For more information on our hedging programs, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements.”

Bookings and Backlog

New contract bookings for fiscal 2009 were $23.90 billion, with consulting bookings of $12.78 billion and outsourcing bookings of $11.12 billion. New contract bookings for the fourth quarter of fiscal 2009 were $5.54 billion, with consulting bookings of $2.87 billion and outsourcing bookings of $2.68 billion.

We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing currency exchange rates and are not subsequently adjusted for currency fluctuations.

The majority of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize bookings attributable to these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and income taxes.

Revenue Recognition

Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require Accenture to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, some contracts include incentives related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.

We recognize revenues from technology integration consulting contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities. Contract loss provisions recorded as of August, 31, 2009 and 2008 are immaterial.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, we hire client employees and become responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services in which case revenues are recognized when the services are performed and amounts are earned in accordance with SAB 101, as amended by SAB 104. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, our effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude the amounts are earned. We continuously review and reassess our estimates of contract profitability. Circumstances that potentially affect profitability over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which we are paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver our services, and other factors affecting revenues and costs.

Costs related to delivering outsourcing services are expensed as incurred, with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided.

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.

Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are deferred and recognized over future periods as services are delivered or performed.

Our consulting revenues are affected by the number of work days in the fiscal quarter, which in turn is affected by the level of vacation days and holidays. Consequently, since our first and third quarters typically have approximately 5-10% more work days than our second and fourth quarters, our consulting revenues are typically higher in our first and third quarters than in our second and fourth quarters.

Net revenues include the margin earned on computer hardware and software resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware and software resales. In addition, Reimbursements may include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. We report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

We apply an estimated annual effective tax rate to our quarterly operating results to determine the interim provision for income tax expense. In accordance with FIN 48, a change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long- term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish tax liabilities or reduce tax assets for uncertain tax positions when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe we may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Our estimate of the ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We evaluate these uncertain tax positions each quarter and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately accounted for uncertain tax positions.

Revenues by Segment/Operating Group

Our five reportable operating segments in fiscal 2009 were our operating groups, which were Communications & High Tech, Financial Services, Products, Public Service and Resources. For presentation purposes, all discussions and operating group financial results relating to periods through the end of our 2009 fiscal year on August 31, 2009 refer to the historical stand-alone Public Service operating group, exclusive of the payer and provider components of the Health & Life Sciences industry group, which were included in our Products operating group in fiscal 2009. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.

From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. The mix between consulting and outsourcing is not uniform among our operating groups. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

While we provide discussion about our results of operations below, we cannot measure how much of our revenue growth in a particular period is attributable to changes in price or volume. Management does not track standard measures of unit or rate volume. Instead, our measures of volume and price are extremely complex, as each of our services contracts is unique, reflecting a customized mix of specific services that does not fit into standard comparability measurements. Pricing for our services is a function of the nature of each service to be provided, the skills required and outcome sought, as well as estimated cost, risk, contract terms and other factors.

Results of Operations for Fiscal 2009 Compared to Fiscal 2008

Net revenues (by operating group, geography and type of work) and reimbursements were as follows:

	Year Ended August 31,		Percent (Decrease) Increase US$	Percent (Decrease) Increase Local Currency	Percent of Total Net Revenues for the Year Ended August 31,
	2009	2008			2009	2008
	(in millions)
OPERATING GROUPS
Communications & High Tech	$4,831	$5,450	(11)%	(4)%	22%	23%
Financial Services	4,323	5,005	(14)	(6)	20	22
Products	5,530	6,069	(9)	(1)	26	26
Public Service	2,984	2,871	4	11	14	12
Resources	3,880	3,963	(2)	8	18	17
Other	29	29	n/m	n/m	—	—

TOTAL Net Revenues	21,577	23,387	(8)%	—	100%	100%

Reimbursements	1,594	1,927	(17)

TOTAL REVENUES	$23,171	$25,314	(8)%

GEOGRAPHY
Americas	$9,403	$9,726	(3)%	—%	44%	42%
EMEA(1)	9,904	11,546	(14)	(2)	46	49
Asia Pacific	2,270	2,115	7	12	10	9

TOTAL Net Revenues	$21,577	$23,387	(8)%	—	100%	100%

TYPE OF WORK
Consulting	$12,556	$14,117	(11)%	(4)%	58%	60%
Outsourcing	9,021	9,270	(3)	6	42	40

TOTAL Net Revenues	$21,577	$23,387	(8)%	—	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, Middle East and Asia.

We conduct business in the following countries that individually comprised more than 10% of consolidated net revenues within the three years ended August 31, 2009:

	Year Ended August 31,
	2009	2008	2007
United States	36%	34%	36%
United Kingdom	10	12	14

Results of Operations for Fiscal 2009 Compared to Fiscal 2008

Net Revenues

Since January 2009, our business has been affected by the continuing global economic downturn. Many clients have delayed new large consulting commitments, have slowed the pace of on-going projects and have reduced requests for incremental projects. In addition, in response to clients seeking to reduce operating costs with requests for price concessions, where practicable, we have shifted to lower-cost resources at a reduced price level. As a result, most of our operating groups experienced either declines in or lower local currency growth in consulting revenues beginning in the second quarter of fiscal 2009. Consulting revenues declined 12% in local currency in the fourth quarter of fiscal 2009, compared with the fourth quarter of fiscal 2008, primarily due to declines in Communications & High Tech of 26%, Products of 22%, Financial Services of 12% and Resources of 5%, partially offset by local currency growth in Public Service of 19%. In addition, most of our operating groups experienced lower local currency growth in outsourcing revenues during fiscal 2009, compared with fiscal 2008. In the fourth quarter, outsourcing revenue growth in local currency slowed to 1%, compared with the fourth quarter of fiscal 2008, as growth in Products of 9%, Resources of 5% and Public Service of 2% was offset by declines in Financial Services of 8% and Communications & High Tech of 2%.

The following net revenues by operating group commentary discusses local currency net revenues changes in aggregate for fiscal 2009 compared to fiscal 2008:

•

Communications & High Tech net revenues decreased 4% in local currency. Consulting revenues declined 11% in local currency, with growth in the first quarter of fiscal 2009, more than offset by year-over-year contraction during the last three quarters. The aggregate local currency decline was due to declines across all industry groups in the Americas and EMEA regions. These declines were partially offset by consulting growth across all industry groups in the Asia Pacific region. Client strategy changes, particularly in Communications, have resulted in a number of contract modifications in fiscal 2009, which have had a negative impact on consulting revenues in fiscal 2009 and will continue to have a negative impact in fiscal 2010. Outsourcing revenues increased 4% in local currency, primarily driven by growth across all industry groups in the Asia Pacific region and in Electronics & High Tech and Media & Entertainment in the EMEA region, partially offset by a decline in Communications in the EMEA region.

•

Financial Services net revenues decreased 6% in local currency. Consulting revenues declined 11% in local currency, primarily due to declines in Banking in the EMEA region and, to a lesser extent, in Insurance and Capital Markets in the Americas region. These declines were partially offset by consulting growth in Banking in the Americas region and in Capital Markets in the EMEA region. Outsourcing revenues increased 2% in local currency, primarily driven by growth in Banking in the EMEA region and in Insurance in the Americas and Asia Pacific regions, partially offset by declines in Capital Markets in the Americas and EMEA regions. Client strategy changes and consolidations in the financial services industry have resulted in a number of outsourcing contract terminations, which have had a negative impact on our revenues, contributing to a decline in outsourcing revenues during the second half of fiscal 2009.

•

Products net revenues decreased 1% in local currency. Consulting revenues declined by 8% in local currency, with growth in the first quarter of fiscal 2009, more than offset by year-over-year contraction during the last three quarters. The aggregate local currency decline was primarily due to declines in the EMEA region across all industry groups except Retail and in the Americas region across all industry groups except Consumer Goods & Services. Outsourcing revenues increased 10% in local currency, primarily driven by growth in Consumer Goods & Services, Health & Life Sciences and Transportation & Travel Services across all geographic regions.

•

Public Service net revenues increased 11% in local currency. Consulting revenues increased 16% in local currency, primarily driven by growth in the Americas region. Outsourcing revenues increased 3% in local currency, primarily driven by growth in the EMEA region, partially offset by a decline in the Americas region.

•	Resources net revenues increased 8% in local currency. Consulting revenues increased 7% in local currency, with strong growth in the first half of fiscal 2009, partially offset by year-over-year contraction during the second half. The aggregate growth was led by Utilities in the EMEA region and Natural Resources in the Asia Pacific region, partially offset by a decline in Chemicals in the EMEA region. Outsourcing revenues increased 8% in local currency, primarily driven by growth in Utilities and Energy in the EMEA region and growth in Utilities in the Americas region.

In the Americas region, net revenues were $9,403 million for fiscal 2009, compared with $9,726 million for fiscal 2008, a decrease of 3% in U.S. dollars and flat in local currency. We experienced growth in local currency in Brazil, driven by strong growth during the first three quarters of fiscal 2009, which moderated to flat growth in the fourth quarter of fiscal 2009. This growth was offset by declines in the United States and Canada, where growth early in the year was more than offset by lower growth and/or declines that began in the second quarter of fiscal 2009.

In the EMEA region, net revenues were $9,904 million for fiscal 2009, compared with $11,546 million for fiscal 2008, a decrease of 14% in U.S. dollars and 2% in local currency. In general, growth moderated or declined across the EMEA region beginning in the second quarter of fiscal 2009, led by declines in local currency in the United Kingdom, Spain, Switzerland, Ireland and Sweden. In the Netherlands and Germany we experienced growth in local currency for the first three quarters of fiscal 2009, partially offset by a fourth quarter decline in Germany and flat growth in the Netherlands.

In the Asia Pacific region, net revenues were $2,270 million for fiscal 2009, compared with $2,115 million for fiscal 2008, an increase of 7% in U.S. dollars and 12% in local currency. Growth in local currency was principally driven by our business in Australia and Singapore. In Japan we experienced growth in local currency for the first three quarters of fiscal 2009, partially offset by a fourth quarter decline.

Operating Expenses

Operating expenses for fiscal 2009 were $20,527 million, a decrease of $1,775 million, or 8%, from fiscal 2008, and increased as a percentage of revenues to 88.6% from 88.1% during this period. Operating expenses before reimbursable expenses for fiscal 2009 were $18,933 million, a decrease of $1,442 million, or 7%, from fiscal 2008, and increased as a percentage of net revenues to 87.7% from 87.1% during this period.

Cost of Services

Cost of services for fiscal 2009 was $16,330 million, a decrease of $1,798 million, or 10%, from fiscal 2008, and decreased as a percentage of revenues to 70.5% from 71.6% during this period. Cost of services before reimbursable expenses for fiscal 2009 was $14,736 million, a decrease of $1,465 million, or 9%, from fiscal 2008, and decreased as a percentage of net revenues to 68.3% from 69.3% during this period. Gross margin for fiscal 2009 was 31.7%, an increase from 30.7% in fiscal 2008, driven primarily by improved overall outsourcing contract profitability.

Sales and Marketing

Sales and marketing expense for fiscal 2009 was $2,159 million, a decrease of $111 million, or 5%, from fiscal 2008, and increased as a percentage of net revenues to 10.0% from 9.7% over this period. The increase as a percentage of net revenues was primarily due to an increase in selling costs as a percentage of net revenues.

General and Administrative Costs

General and administrative costs for fiscal 2009 were $1,789 million, a decrease of $92 million, or 5%, from fiscal 2008, and increased as a percentage of net revenues to 8.3% from 8.0% over this period.

The increase as a percentage of net revenues was primarily due to a bad debt provision of $75 million, or 0.3% of net revenues. This provision reflects our best estimate of collectibility risks on outstanding receivables, in light of global economic conditions, particularly from clients in high-risk industries or with potential liquidity issues.

Restructuring and Reorganization Costs, net

We recorded restructuring costs of $253 million in the fourth quarter of fiscal 2009. These costs included $111 million related to global consolidation of our office space and $142 million related to realignment of our workforce, primarily at the senior-executive level, to reset our cost structure and better align our organization for the future.

We recorded net reorganization benefits of $3 million for fiscal 2009, which included a $16 million reduction in reorganization liabilities offset by $13 million of interest expense associated with carrying these liabilities. We recorded net reorganization costs of $23 million for fiscal 2008, related to interest expense associated with carrying the liabilities. In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2009, the remaining liability for reorganization costs was $296 million, of which $287 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Restructuring and Reorganization Costs, net) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Operating Income and Operating Margin

Operating income for fiscal 2009 was $2,644 million, a decrease of $368 million, or 12%, from fiscal 2008, and decreased as percentage of net revenues to 12.3% from 12.9% during this period. The restructuring costs of $253 million recorded in the fourth quarter of fiscal 2009 reduced Operating margin by 110 basis points for fiscal 2009. Excluding the effects of the restructuring costs, Operating income as a percentage of net revenues for fiscal 2009 increased 50 basis points compared with fiscal 2008. Operating income and operating margin for each of the operating groups were as follows:

	Year Ended August 31,				(Decrease) Increase(1)
	2009		2008
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions)
Communications & High Tech	$608	13%	$657	12%	$(49)
Financial Services	467	11	661	13	(193)
Products	646	12	864	14	(218)
Public Service	365	12	260	9	104
Resources	558	14	570	14	(12)

Total	$2,644	12.3%	$3,012	12.9%	$(368)

(1)	May not total due to rounding.

Operating Income and Operating Margin Excluding Restructuring Costs (Non-GAAP)

	FY09 Operating Income Excluding Restructuring Costs (Non-GAAP) compared to FY08 Operating Income as Reported (GAAP) Year Ended August 31,					(Decrease) Increase(2)
	2009			2008
	Restructuring Costs(1)	Operating Income Excluding Restructuring Costs	Operating Margin	Operating Income (as Reported)	Operating Margin
Communications & High Tech	$49	$657	14%	$657	12%	$—
Financial Services	53	521	12	661	13	(140)
Products	66	712	13	864	14	(152)
Public Services	38	403	13	260	9	142
Resources	46	604	16	570	14	34

Total(2)	$253	$2,896	13.4%	$3,012	12.9%	$(115)

(1)	Represents restructuring costs related to reducing excess real estate capacity and to realign the workforce incurred during the fourth quarter of fiscal year 2009. We have presented Operating income and operating margin excluding restructuring costs, because the restructuring costs meaningfully affect the comparability of our results of operations between periods. We believe that providing investors with this information gives additional insights into our on-going results of operations.

(2)	May not total due to rounding.

While we have seen our net revenues contract, due to both the current global economic downturn and significant foreign-exchange rate fluctuations, we have improved our gross margins by focusing on contract profitability, particularly in our outsourcing business. This improvement was partially offset by higher selling costs as a percentage of net revenues. In addition, each operating group recorded a portion of the $75 million bad debt provision and a portion of the $253 million restructuring cost. See “—General and Administrative Costs” and “—Restructuring and Reorganization Costs, net.” During fiscal 2009, we estimate that the aggregate percentage impact of foreign-exchange rates on our operating income is similar to that disclosed for net revenues. The operating group commentary below provides additional insight into operating group performance and operating margin for fiscal 2009, compared to fiscal 2008, exclusive of foreign-exchange rate, bad debt provision and restructuring impacts.

•

Communications & High Tech operating income increased due to improved outsourcing and consulting contract margins, offset by consulting revenue declines. In addition, fiscal 2008 reflected the impact of delivery inefficiencies on a small number of consulting contracts.

•

Financial Services operating income decreased, primarily due to consulting revenue declines, a lower proportion of high-margin consulting work and higher selling costs as a percentage of net revenues, partially offset by improved outsourcing contract margins.

•

Products operating income decreased due to declines in consulting revenue and consulting contract margins, early-stage work at lower margins on a few large contracts in the fourth quarter and higher selling costs as a percentage of net revenues, partially offset by improved outsourcing contract margins.

•	Public Service operating income increased due to resolution of a contract termination and improved delivery efficiencies compared with fiscal 2008 and consulting revenue growth.

•	Resources operating income increased due to revenue growth and improved outsourcing contract margins, partially offset by higher selling costs as a percentage of net revenues.

Interest Income

Interest income was $50 million in fiscal 2009, a decrease of $65 million, or 56%, from fiscal 2008. The decrease was primarily due to lower interest rates.

Provision for Income Taxes

The effective tax rates for fiscal 2009 and 2008 were 27.6% and 29.3%, respectively. The effective tax rate decreased in 2009 primarily as a result of lower expenses related to tax rate changes and other adjustments to prior-year tax liabilities required in fiscal 2009 compared with fiscal 2008.

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our current and former senior executives and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational Structure.” The resulting Net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Since January 2002, minority interest has also included immaterial amounts primarily attributable to minority shareholders in our Avanade Inc. subsidiary.

Minority interest was $348 million in fiscal 2009, a decrease of $157 million, or 31%, from fiscal 2008. The change was due to a $259 million decrease in Income before minority interest and a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interests to 17% for fiscal 2009 from 22% for fiscal 2008.

Earnings Per Share

Diluted earnings per share were $2.44 for fiscal 2009, compared with $2.65 for fiscal 2008. The $0.21 decrease in our earnings per share was primarily the result of $253 million in pre-tax restructuring costs, which reduced earnings per share by $0.24. Absent the restructuring costs, earnings per share increased $0.03 compared with fiscal 2008, primarily due to the following: Increases of $0.11 from growth in revenues and operating income in local currency, $0.11 from lower weighted average shares outstanding, and $0.06 from a lower effective tax rate. These increases were partially offset by decreases of $0.20 from unfavorable foreign currency exchange rates, compared with fiscal 2008, and $0.05 from other items, including reorganization benefits and non-operating items. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Results of Operations for Fiscal 2008 Compared to Fiscal 2007

Net revenues (by operating group, geography and type of work) and reimbursements were as follows:

	Year Ended August 31,		Percent Increase US$	Percent Increase Local Currency	Percent of Total Net Revenues for the Year Ended August 31,
	2008	2007			2008	2007
	(in millions)
OPERATING GROUPS
Communications & High Tech	$5,450	$4,600	18%	10%	23%	23%
Financial Services	5,005	4,357	15	6	22	22
Products	6,069	4,913	24	17	26	25
Public Service	2,871	2,561	12	7	12	13
Resources	3,963	3,243	22	14	17	17
Other	29	22	n/m	n/m	—	—

TOTAL Net Revenues	23,387	19,696	19%	11%	100%	100%

Reimbursements	1,927	1,757	10

TOTAL REVENUES	$25,314	$21,453	18%

GEOGRAPHY
Americas	$9,726	$8,483	15%	12%	42%	43%
EMEA	11,546	9,534	21	10	49	48
Asia Pacific	2,115	1,679	26	15	9	9

TOTAL Net Revenues	$23,387	$19,696	19%	11%	100%	100%

TYPE OF WORK
Consulting	$14,117	$11,856	19%	11%	60%	60%
Outsourcing	9,270	7,840	18	11	40	40

TOTAL Net Revenues	$23,387	$19,696	19%	11%	100%	100%

n/m = not meaningful

Net Revenues

The following net revenues by operating group commentary discusses local currency revenues changes for fiscal 2008 compared to fiscal 2007:

•

Communications & High Tech’s net revenues increased 10% in local currency, driven by solid consulting and outsourcing growth. The consulting increase was driven by growth in the EMEA region across all industry groups. The outsourcing increase was led by growth in our Communications industry group across all geographic regions and in our Electronics & High Tech industry group in the Asia Pacific region.

•

Financial Services net revenues increased 6% in local currency, primarily due to outsourcing growth in our Banking industry group across all geographic regions and in our Insurance and Capital Markets industry groups in the Americas region. Consulting growth in our Banking and Insurance industry groups in the Americas region and in our Banking industry group in the Asia Pacific region was offset by a consulting revenue decline in the EMEA region, principally in our Banking and Capital Markets industry groups. During the first nine months of fiscal 2008, we recorded modest growth in our Financial Services consulting business. However, during the fourth quarter of fiscal 2008, we experienced a slight year over year decline in our consulting business.

•

Products net revenues increased 17% in local currency, driven by strong consulting and outsourcing growth across all geographic regions. The consulting growth was led by our Retail and Health & Life Sciences industry groups in the Americas region and by our Consumer Goods & Services, Retail and Industrial Equipment industry groups in the EMEA region. The outsourcing growth was led by our Health & Life Sciences and Consumer Goods & Services industry groups in the Americas region and by our Consumer Goods & Services, Automotive and Industrial Equipment industry groups in the EMEA region.

•

Public Service net revenues increased 7% in local currency, primarily due to consulting growth across all geographic regions, led by strong growth in the EMEA and Americas regions, partially offset by an outsourcing decline in the Americas region.

•

Resources net revenues increased 14% in local currency, primarily driven by strong consulting growth across all geographic regions, led by our Utilities and Natural Resources industry groups, and by solid outsourcing growth, led by our Utilities and Energy industry groups in the Americas region.

In the Americas region, we achieved net revenues of $9,726 million for fiscal 2008, compared with $8,483 million for fiscal 2007, an increase of 15% in U.S. dollars and 12% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.

In the EMEA region, we achieved net revenues of $11,546 million for fiscal 2008, compared with $9,534 million for fiscal 2007, an increase of 21% in U.S. dollars and 10% in local currency. Growth was led by our business in Italy, Spain and France.

In the Asia Pacific region, we achieved net revenues of $2,115 million in fiscal 2008, compared with $1,679 million for fiscal 2007, an increase of 26% in U.S. dollars and 15% in local currency. Growth was principally driven by our business in Japan, China and Singapore.

Operating Expenses

Operating expenses were $22,302 million in fiscal 2008, an increase of $3,342 million, or 18%, over fiscal 2007, and decreased as a percentage of revenues to 88.1% from 88.4% during this period. Operating expenses before reimbursable expenses were $20,375 million in fiscal 2008, an increase of $3,172 million, or 18%, over fiscal 2007, and decreased as a percentage of net revenues to 87.1% from 87.3% during this period.

Cost of Services

Cost of services was $18,128 million in fiscal 2008, an increase of $2,717 million, or 18%, over fiscal 2007, and decreased as a percentage of revenues to 71.6% from 71.8% during this period. Cost of services before reimbursable expenses was $16,201 million in fiscal 2008, an increase of $2,547 million, or 19%, over fiscal 2007, and remained flat as a percentage of net revenues at 69.3%. Gross margin (net revenues less cost of services before reimbursable expenses as a percentage of net revenues) remained flat at 30.7% during this period.

Sales and Marketing

Sales and marketing expense was $2,271 million in fiscal 2008, an increase of $367 million, or 19%, over fiscal 2007, and remained flat as a percentage of net revenues at 9.7% during this period.

General and Administrative Costs

General and administrative costs were $1,880 million in fiscal 2008, an increase of $262 million, or 16%, over fiscal 2007, and decreased as a percentage of net revenues to 8.0% from 8.2% during this period. The decrease as a percentage of net revenues was primarily due to strong revenue growth and our management of these costs at a growth rate lower than that of our net revenues.

Restructuring and Reorganization Costs, net

We recorded net reorganization costs of $23 million and $26 million for fiscal 2008 and 2007, respectively, related to interest expense associated with carrying the reorganization liabilities. In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2008, the remaining liability for reorganization costs was $309 million, of which $299 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Restructuring and Reorganization Costs, net) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Operating Income

Operating income was $3,012 million in fiscal 2008, an increase of $519 million, or 21%, from fiscal 2007. Operating income as a percentage of net revenues was 12.9% and 12.7% in fiscal 2008 and 2007, respectively. Operating income for each of the operating groups was as follows:

Operating income for each of the operating groups was as follows:

	Year Ended August 31,
	2008		2007
	Operating Income	Percent of OG Net Revenues	Operating Income	Percent of OG Net Revenues	Increase (Decrease)
	(in millions)
Communications & High Tech	$657	12%	$582	13%	$75
Financial Services	661	13	491	11	170
Products	864	14	669	14	195
Public Service	260	9	272	11	(12)
Resources	570	14	479	15	91

Total	$3,012	12.9%	$2,493	12.7%	$519

Operating income commentary for each of the operating groups is as follows:

•	Communications & High Tech operating income increased principally due to revenue growth, partially offset by delivery inefficiencies on a small number of consulting contracts.

•

Financial Services operating income increased primarily due to outsourcing revenue growth and improved outsourcing contract margins, partially offset by a decline in contract margins due to a lower proportion of high-margin consulting contracts. In addition, operating income for fiscal 2007 reflects the impact of delivery inefficiencies on several contracts.

•	Products operating income increased due to revenue growth, partially offset by lower outsourcing contract profitability.

•	Public Service operating income decreased slightly in fiscal 2008. Consulting revenue growth and improved outsourcing contract margins were more than offset by profitability challenges,

including delivery inefficiencies on a few contracts, revenue adjustments on certain contracts and higher selling costs associated with business-development opportunities which fueled strong fourth quarter fiscal 2008 bookings. The fiscal 2007 operating income also reflects asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007.

•	Resources operating income increased primarily due to strong revenue growth.

Gain on Investments, net

Gain on investments, net was $6 million in fiscal 2008, a decrease of $12 million from fiscal 2007. The fiscal 2007 gain was primarily from a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.

Interest Income

Interest income was $115 million in fiscal 2008, a decrease of $40 million, or 26%, from fiscal 2007. The decrease was primarily due to lower interest rates.

Other Expense, net

Other expense, net was $2 million in fiscal 2008, a decrease of $20 million from fiscal 2007. The decrease resulted primarily from a decrease in net foreign currency exchange losses.

Provision for Income Taxes

The effective tax rates for fiscal 2008 and 2007 were 29.3% and 34.2%, respectively. The effective tax rate decreased in 2008 primarily as a result of benefits related to: final determinations of prior year tax liabilities, which reduced the rate by 3.9%; non-US research and development tax credits, which reduced the rate by 1.3%; and changes in the geographic distribution of income. These benefits were offset by expenses related to tax rate changes enacted during fiscal 2008, which reduced the value of our deferred tax assets. Fiscal 2007 included a reduction in the effective tax rate of 0.8%, recorded as a result of a nonrecurring benefit related to a reduction in the valuation allowance on our deferred tax assets.

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our current and former senior executives and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational Structure.” The resulting Net income of Accenture Ltd represents the income attributable to the shareholders of Accenture Ltd. Since January 2002, minority interest has also included immaterial amounts primarily attributable to minority shareholders in our Avanade Inc. subsidiary.

Minority interest was $505 million in fiscal 2008, an increase of $26 million, or 5%, over fiscal 2007. The increase was primarily due to an increase in Income before minority interest of $474 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interests to 22% for fiscal 2008 from 27% for fiscal 2007.

Earnings Per Share

Diluted earnings per share were $2.65 in fiscal 2008, compared with $1.97 in fiscal 2007. The $0.68 increase in our earnings per share was primarily the result of the following: $0.25 from strong growth in revenues and operating income in local currency; $0.19 from a lower effective tax rate and $0.12 from lower weighted average shares outstanding, partially offset by $0.02 from lower non-operating income. In addition, favorable foreign currency exchange rates accounted for $0.14 of the increase. For information regarding our earnings per share calculation, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate purchases, redemptions and exchanges of Accenture shares.

As of August 31, 2009, cash and cash equivalents was $4,542 million, compared with $3,603 million as of August 31, 2008, an increase of $939 million. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Year Ended August 31,
	2009	2008	2007(1)	2009 to 2008 Change(1)
	(in millions)
Net cash provided by (used in):
Operating activities	$3,160	$2,803	$2,631	$357
Investing activities	(245)	(324)	(350)	79
Financing activities	(1,850)	(2,162)	(2,128)	311
Effect of exchange rate changes on cash and cash equivalents	(126)	(29)	95	(96)

Net increase in cash and cash equivalents	$939	$288	$247	$651

(1)	May not total due to rounding.

Operating activities:    The $357 million increase in cash provided by operating activities was primarily due to a decrease in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by changes in other operating assets and liabilities. Cash used in operating activities for fiscal 2008 also reflected a payment of $143 million to settle tax audits related to reorganization liabilities.

Investing activities:    The $79 million decrease in cash used was primarily due to a decrease in spending on business acquisitions and lower spending on property and equipment partially offset by a decrease in proceeds from maturities and sales of available-for-sale investments.

Financing activities:    The $311 million decrease in cash used was primarily due to a decrease in net purchases of common shares, partially offset by an increase in cash dividends paid. For additional information, see Note 14 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

We believe that our available cash balances and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Borrowing Facilities

As of August 31, 2009, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions)
Syndicated loan facility(1)	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350	—
Local guaranteed and non-guaranteed lines of credit(3)	188	—

Total	$1,738	$—

(1)	This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2009 and 2008, we had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	We maintain two separate bilateral, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2009 and 2008, we had no borrowings and $5 million, respectively, of borrowings under these facilities. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 4% in fiscal 2009 and 8% in fiscal 2008.

(3)	We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2009 and 2008, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $172 million and $169 million of letters of credit outstanding as of August 31, 2009 and 2008, respectively. In addition, we had total outstanding debt of $1 million and $3 million as of August 31, 2009 and 2008.

Share Purchases and Redemptions

The Board of Directors of Accenture Ltd has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

A summary of our share purchase activity for cash during fiscal 2009 is as follows:

	Accenture Ltd Class A Common Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Open-market share purchases(1)	18,925,568	$571	—	$—	18,925,568	$571
Other share purchase programs	—	—	33,242,107	1,080	33,242,107	1,080
Other purchases(2)	5,881,300	204	—	—	5,881,300	204

Total	24,806,868	$775	33,242,107	$1,080	58,048,975	$1,855

(1)	We conduct a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. These shares are held as treasury shares by one or more subsidiaries of Accenture Ltd and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)	During fiscal 2009, as authorized under our various employee equity share plans, we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

As of August 31, 2009, our aggregate available authorization was $852 million for our publicly announced open-market share purchase program and the other share purchase programs.

Other Share Redemptions

During fiscal 2009, we issued 1,125,645 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows us, at our option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.

Subsequent Developments

On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of our parent holding company from Bermuda to Ireland (the “Transaction”). On August 5, 2009, the shareholders of Accenture Ltd, our predecessor holding company, voted in favor of the Transaction. The Transaction was subsequently completed on September 1, 2009, following approval from the Supreme Court of Bermuda, at which time Accenture Ltd became a wholly owned subsidiary of Accenture plc and Accenture plc became our parent holding company. In the Transaction, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture plc issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable. The transaction has no impact on our financial condition or results of operations.

On September 1, 2009, we filed an amendment to our registration statement to enable us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.

On September 30, 2009, the Board of Directors of Accenture plc declared a cash dividend of $0.75 per share on our Class A ordinary shares for shareholders of record at the close of business on October 16, 2009. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.75 per share on its Class I common shares for shareholders of record at the close of business on October 13, 2009. Both dividends are payable on November 16, 2009.

On September 30, 2009, the Board of Directors of Accenture plc approved $4.0 billion in additional share repurchase authority, bringing Accenture’s total outstanding authority to approximately $4.9 billion.

Obligations and Commitments

As of August 31, 2009, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt	$1	$1	$—	$—	$—
Operating leases	1,968	400	521	322	725
Retirement obligations(3)	135	29	28	23	55
Other commitments(4)	115	40	43	29	3

Total	$2,219	$470	$592	$374	$783

(1)	We adopted FIN 48 on September 1, 2007. The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. For additional information, refer to Note 10 (Income Taxes) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(2)	In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2009, the remaining liability for reorganization costs was $296 million, of which $287 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. The reorganization liabilities have been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Restructuring and Reorganization Costs, net) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(3)	This represents projected payments under certain unfunded retirement plans for former pre-incorporation partners. Because these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(4)	Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby we have joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. Indemnification provisions are also included in arrangements under which we agree to hold the indemnified party harmless with respect to third party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.

Typically, we have contractual recourse against third parties for certain payments made by us in connection with arrangements where third party nonperformance has given rise to the client’s claim. Payments by us under any of the arrangements described above are generally conditioned on the client making a claim which may be disputed by us typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.

For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 16 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”.

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. On December 1, 2008, we adopted the provisions of SFAS 161 and it did not have a material impact on our Consolidated Financial Statements. For additional information, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

On September 1, 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our Deferred contract costs, Property and equipment, net and Goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. We are currently assessing the potential impact the adoption of SFAS 157 for non-financial assets may have on our Consolidated Financial Statements. For additional information, see Note 8 (Fair Value Measurements) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Effective September 1, 2008, we adopted the year-end measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R),” using an approach generally known as the “one measurement approach.” The adoption of the provision had the following impact on our Consolidated Balance Sheet: decreased Retained earnings by $5.3 million, decreased Accumulated other comprehensive (loss) income by $0.3 million, decreased Other non-current assets by $2.7 million and increased Retirement obligation by $2.9 million.

On March 1, 2009, we adopted SFAS 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. The impact of SFAS 141R on our Consolidated Financial Statements will depend on the size and nature of any acquisitions on or after September 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on September 1, 2009, we will be required to report any noncontrolling interests as a separate component of Consolidated Shareholders’ Equity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our market risk sensitive instruments were entered into for purposes other than trading.

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.S. dollar/Australian dollar, U.S. dollar/Swiss franc, U.S. dollar/Brazilian real, U.S. dollar/Japanese yen and U.S. dollar/Norwegian krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso and U.K. pound/Indian rupee, which typically have maturities not exceeding three years — are intended to partially offset the impact of currency movements on future costs relating to resources supplied by Accenture’s Global Delivery Network.

For designated cash flow hedges, gains (losses) currently recorded in Accumulated Other Comprehensive (Loss) Income will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of Services. As of August 31, 2009, it is anticipated that $8 million of the net loss, net of tax currently recorded in Accumulated Other Comprehensive Income will be reclassified into Cost of Services within the next 12 months.

We use sensitivity analysis to determine the effects that market exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $180 million and $146 million as of August 31, 2009 and 2008, respectively.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities as of August 31, 2009 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

The equity price risk associated with our marketable equity securities that are subject to market price volatility is not material in relation to our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the chief executive officer and the chief financial officer of Accenture plc have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level.

(b)    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

(c)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Director Biographies” in the Proxy Statement for our 2010 Annual General Meeting of Shareholders (the “2010 Proxy Statement”). Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement. Information about our Code of Business Ethics governing our employees, including our chief executive officer, chief financial officer and principal accounting officer, is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Board Meetings and Committees” in the 2010 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Audit Committee” in the 2010 Proxy Statement.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the Proxy Statement for our Annual General Meeting of Shareholders filed with the SEC on December 19, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the discussion under the headings “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” in the 2010 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference from the discussion under the headings “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” in the 2010 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of August 31, 2009, certain information related to our compensation plans under which Accenture Ltd Class A common shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	79,631,907	(1)	$19.35	122,831,120
2001 Employee Share Purchase Plan	—		N/A	15,275,058
Equity compensation plans not approved by shareholders	—		N/A	—

Total	79,631,907			138,106,178

(1)	Consists of 29,040,084 stock options with a weighted average exercise price of $19.35 per share and 50,591,823 restricted share units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related persons is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” in the 2010 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading “Board and Corporate Governance Matters—Director Independence” in the 2010 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in fiscal 2009 and 2008 and our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Independent Auditors’ Fees” in the 2010 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.    Financial Statements as of August 31, 2009 and August 31, 2008 and for the three years ended August 31, 2009—Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

None

3.    Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009)
10.1	Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q)
10.2	Assumption Agreement of the Amended and Restated Voting Agreement, dated September 1, 2009 (incorporated by reference to Exhibit 10.4 to Accenture plc’s 8-K12B filed on September 1, 2009)
10.3	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the Accenture Ltd Registration Statement on Form S-1 filed on April 19, 2001 (the “April 19, 2001 Form S-1”))
10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K12B filed on September 1, 2009)
10.5	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A filed on July 12, 2001)
10.6	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the November 30, 2001 10-Q)
10.7	Form of Articles of Association of Accenture SCA, updated as of November 17, 2008 (incorporated by reference to Exhibit 10.1 to the November 30, 2008 10-Q)
10.8	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q)
10.9	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1)
10.10	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1)
10.11	Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”))
10.12	First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K12B filed on September 1, 2009)
10.13	Form of Employment Agreement of Messrs. Frerichs, Green and Rohleder and Ms. Craig (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”))
10.14	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.10 to the August 31, 2008 10-K)
10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)

Exhibit Number	Exhibit
10.16	Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)
10.17	First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to Accenture plc’s 8-K12B filed on September 1, 2009)
10.18	Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q)
10.19	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2007 10-Q)
10.20	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)
10.21	Form of Senior Leadership Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2007 10-Q)
10.22	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2007 10-Q)
10.23	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 29, 2008 10-Q)
10.24	CEO Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2009 10-Q)
10.25	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q)
10.26	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to Accenture plc’s 8-K12B filed on September 1, 2009)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture Ltd 2001 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Accenture Ltd 2001 Employee Share Purchase Plan Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 19, 2009 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ WILLIAM D. GREEN
Name: William D. Green
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Pamela J. Craig and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 19, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM D. GREEN William D. Green	Chief Executive Officer, Chairman of the Board and Director (principal executive officer)

/s/ DINA DUBLON Dina Dublon	Director

/s/ CHARLES GIANCARLO Charles Giancarlo	Director

/s/ NOBUYUKI IDEI Nobuyuki Idei	Director

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director

Signature	Title

/s/ ROBERT I. LIPP Robert I. Lipp	Director

/s/ MARJORIE MAGNER Marjorie Magner	Director

/s/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/s/ SIR MARK MOODY-STUART Sir Mark Moody-Stuart	Director

/s/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

/s/ PAMELA J. CRAIG Pamela J. Craig	Chief Financial Officer (principal financial officer)

/s/ ANTHONY G. COUGHLAN Anthony G. Coughlan	Principal Accounting Officer and Controller (principal accounting officer)

ACCENTURE LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Accenture plc:

We have audited the accompanying Consolidated Balance Sheets of Accenture Ltd (the predecessor registrant of Accenture plc) and its subsidiaries as of August 31, 2009 and 2008, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2009. We also have audited Accenture Ltd’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Ltd’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Accenture Ltd and its subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture Ltd maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company, as of September 1, 2007, changed its method of accounting for uncertain tax positions. The Company, as of August 31, 2007, changed its method of accounting for defined benefit pension and other post retirement plans.

/s/ KPMG LLP

Chicago, Illinois

October 19, 2009

ACCENTURE LTD

CONSOLIDATED BALANCE SHEETS

August 31, 2009 and 2008

(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2009	August 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,541,662	$3,602,760
Short-term investments	7,904	20,282
Receivables from clients, net	2,251,341	2,996,815
Unbilled services, net	1,110,444	1,518,580
Deferred income taxes, net	479,662	425,859
Other current assets	599,501	594,832

Total current assets	8,990,514	9,159,128

NON-CURRENT ASSETS:
Unbilled services, net	94,496	43,627
Investments	29,011	19,034
Property and equipment, net	701,144	800,164
Goodwill	825,152	839,957
Deferred contract costs	531,777	539,856
Deferred income taxes, net	745,228	613,943
Other non-current assets	338,412	382,816

Total non-current assets	3,265,220	3,239,397

TOTAL ASSETS	$12,255,734	$12,398,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$594	$6,570
Accounts payable	717,379	1,017,227
Deferred revenues	1,725,179	1,810,661
Accrued payroll and related benefits	2,423,883	2,809,196
Accrued consumption taxes	231,501	343,658
Income taxes payable	261,058	249,986
Deferred income taxes, net	21,053	57,258
Other accrued liabilities	770,734	553,322

Total current liabilities	6,151,381	6,847,878

NON-CURRENT LIABILITIES:
Long-term debt	361	1,708
Deferred revenues relating to contract costs	536,065	555,935
Retirement obligation	678,333	483,857
Deferred income taxes, net	71,941	32,258
Income taxes payable	1,102,589	1,086,244
Other non-current liabilities	241,280	197,970

Total non-current liabilities	2,630,569	2,357,972

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	587,191	652,169

SHAREHOLDERS’ EQUITY:
Preferred shares, 2,000,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A common shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 677,019,865 and 659,097,033 shares issued as of August 31, 2009 and August 31, 2008, respectively	15	15
Class X common shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 89,918,808 and 118,331,269 shares issued and outstanding as of August 31, 2009 and August 31, 2008, respectively	2	3
Restricted share units	870,699	819,577
Additional paid-in capital	—	—
Treasury shares, at cost, 54,063,555 and 46,215,019 shares as of August 31, 2009 and August 31, 2008, respectively	(1,755,446)	(1,405,732)
Retained earnings	3,998,501	3,120,515
Accumulated other comprehensive (loss) income	(227,178)	6,128

Total shareholders’ equity	2,886,593	2,540,506

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,255,734	$12,398,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2009, 2008 and 2007

(In thousands of U.S. dollars, except share and per share amounts)

	2009	2008	2007
REVENUES:
Revenues before reimbursements (“Net revenues”)	$21,576,850	$23,386,802	$19,695,814
Reimbursements	1,594,118	1,927,024	1,756,933

Revenues	23,170,968	25,313,826	21,452,747
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	14,735,736	16,201,217	13,654,341
Reimbursable expenses	1,594,118	1,927,024	1,756,933

Cost of services	16,329,854	18,128,241	15,411,274
Sales and marketing	2,159,462	2,270,789	1,903,990
General and administrative costs	1,788,514	1,880,342	1,618,498
Restructuring and reorganization costs, net	249,273	22,872	26,366

Total operating expenses	20,527,103	22,302,244	18,960,128

OPERATING INCOME	2,643,865	3,011,582	2,492,619
Gain on investments, net	1,358	6,476	18,532
Interest income	49,922	114,621	154,566
Interest expense	(14,121)	(22,704)	(25,036)
Other expense, net	(3,288)	(2,213)	(21,763)

INCOME BEFORE INCOME TAXES	2,677,736	3,107,762	2,618,918
Provision for income taxes	739,590	910,574	895,861

INCOME BEFORE MINORITY INTEREST	1,938,146	2,197,188	1,723,057
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.	(330,080)	(485,891)	(453,917)
Minority interest—other	(18,103)	(19,546)	(25,992)

NET INCOME	$1,589,963	$1,691,751	$1,243,148

Weighted average Class A common shares:
Basic	623,007,198	610,949,205	604,128,805
Diluted	785,374,271	823,207,238	863,067,400
Earnings per Class A common share:
Basic	$2.55	$2.77	$2.06
Diluted	$2.44	$2.65	$1.97
Cash dividends per share	$0.50	$0.42	$0.35

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2009, 2008 and 2007

(In thousands of U.S. dollars and in thousands of share amounts)

	Preferred Shares	Class A Common Shares		Class X Common Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
		$	No. Shares	$	No. Shares			$	No. Shares			Total
Balance as of August 31, 2006	$—	$14	617,566	$6	245,007	$482,289	$701,006	$(869,957)	(36,991)	$1,607,391	$(26,494)	$1,894,255
Adoption of FASB Statement 158, net of tax											26,053	26,053
Comprehensive income:
Net income										1,243,148		1,243,148
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments											2,165	2,165
Foreign currency translation adjustments											84,474	84,474
Defined benefit plans, net of tax											(2,037)	(2,037)

Other comprehensive income											84,602

Comprehensive income												1,327,750
Income tax benefit on:
Share-based compensation plans							27,469					27,469
Contract termination										31		31
Purchases of Class A common shares			(759)				(21,559)	(412,918)	(12,518)	(6,372)		(440,849)
Share-based compensation expense						242,435	62,128					304,563
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(2)	(82,377)		(1,706,399)			(160,697)		(1,867,098)
Issuances of Class A common shares:
Employee share programs			15,116			(89,846)	338,763	249,850	10,321	(10,517)		488,250
Upon redemption of Accenture SCA Class I common shares			3,186									—
Dividends						14,597	2,625			(310,281)		(293,059)
Minority interest							595,967					595,967

Balance as of August 31, 2007	$—	$14	635,109	$4	162,630	$649,475	$—	$(1,033,025)	(39,188)	$2,362,703	$84,161	$2,063,332
Adoption of FASB Interpretation No. 48							(1,756)			19,245		17,489
Comprehensive income:
Net income										1,691,751		1,691,751
Other comprehensive loss:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments											11,381	11,381
Unrealized gains on marketable securities, net of reclassification adjustments											625	625
Foreign currency translation adjustments, net of tax											(59,001)	(59,001)
Defined benefit plans, net of tax											(31,038)	(31,038)

Other comprehensive loss											(78,033)

	Preferred Shares	Class A Common Shares		Class X Common Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
		$	No. Shares	$	No. Shares			$	No. Shares			Total
Comprehensive income												1,613,718
Income tax benefit on share-based compensation plans							57,017					57,017
Purchases of Class A common shares			(1,512)				(52,515)	(608,406)	(17,511)	(7,375)		(668,296)
Share-based compensation expense						336,542	40,249					376,791
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(1)	(44,299)		(1,001,645)			(591,292)		(1,592,938)
Issuances of Class A common shares:
Employee share programs		1	14,370			(186,119)	391,386	235,699	10,484			440,967
Upon redemption of Accenture SCA Class I common shares			11,130									—
Dividends						19,679				(353,364)		(333,685)
Minority interest							567,264					567,264
Other										(1,153)		(1,153)

Balance as of August 31, 2008	$—	$15	659,097	$3	118,331	$819,577	$—	$(1,405,732)	(46,215)	$3,120,515	$6,128	$2,540,506
Adoption of FASB Statement 158										(5,302)	(286)	(5,588)
Comprehensive income:
Net income										1,589,963		1,589,963
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments											(21,956)	(21,956)
Unrealized gains on marketable securities, net of reclassification adjustments											443	443
Foreign currency translation adjustments, net of tax											(83,759)	(83,759)
Defined benefit plans, net of tax											(127,748)	(127,748)

Other comprehensive loss											(233,020)

Comprehensive income												1,356,943
Income tax benefit on share-based compensation plans							16,831					16,831
Purchases of Class A common shares			(3,158)				(72,084)	(665,791)	(21,649)	(37,266)		(775,141)
Share-based compensation expense						422,679	30,144					452,823
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X common shares				(1)	(28,412)		(814,018)			(266,224)		(1,080,243)
Issuances of Class A common shares:
Employee share programs			19,955			(396,296)	484,929	316,077	13,800			404,710
Upon redemption of Accenture SCA Class I common shares			1,126									—
Dividends						24,739				(403,185)		(378,446)
Minority interest							354,198					354,198

Balance as of August 31, 2009	$—	$15	677,020	$2	89,919	$870,699	$—	$(1,755,446)	(54,064)	$3,998,501	$(227,178)	$2,886,593

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE LTD

CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2009, 2008 and 2007

(In thousands of U.S. dollars)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,589,963	$1,691,751	$1,243,148
Adjustments to reconcile Net income to Net cash provided by operating activities—
Depreciation, amortization and asset impairments	498,591	491,421	444,499
Restructuring and reorganization costs, net	249,273	22,872	26,366
Share-based compensation expense	452,823	377,365	306,795
Deferred income taxes, net	(62,979)	(89,952)	(107,673)
Minority interest	348,183	505,437	479,909
Other, net	82,930	(23,673)	(4,508)
Change in assets and liabilities, net of acquisitions—
Receivables from clients, net	658,134	(506,924)	(367,342)
Unbilled services, current and non-current	323,928	(255,317)	(7,476)
Other current and non-current assets	(256,476)	(449,838)	(356,747)
Accounts payable	(306,166)	34,198	53,661
Deferred revenues, current and non-current	(98,776)	474,213	373,352
Accrued payroll and related benefits	(280,863)	465,191	529,762
Income taxes payable, current and non-current	18,145	123,431	180,853
Other current and non-current liabilities	(56,508)	(56,927)	(164,034)

Net cash provided by operating activities	3,160,202	2,803,248	2,630,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	22,722	309,541	885,463
Purchases of available-for-sale investments	(1,782)	(27,694)	(693,733)
Proceeds from sales of property and equipment	4,665	10,839	14,549
Purchases of property and equipment	(243,455)	(320,368)	(364,371)
Purchases of businesses and investments, net of cash acquired	(29,487)	(298,110)	(192,356)
Proceeds from sale of business, net of cash transferred	2,163	1,798	—

Net cash used in investing activities	(245,174)	(323,994)	(350,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	404,710	440,967	488,250
Purchases of common shares	(1,855,384)	(2,261,234)	(2,307,947)
Proceeds from long-term debt	462	4,491	2,225
Repayments of long-term debt	(2,644)	(26,525)	(26,620)
Proceeds from short-term borrowings	51,508	120,566	39,080
Repayments of short-term borrowings	(56,295)	(116,517)	(40,554)
Cash dividends paid	(378,446)	(333,685)	(293,059)
Excess tax benefits from share-based payment arrangements	66,766	63,368	56,178
Other, net	(80,980)	(52,948)	(45,259)

Net cash used in financing activities	(1,850,303)	(2,161,517)	(2,127,706)
Effect of exchange rate changes on cash and cash equivalents	(125,823)	(29,373)	94,997

NET INCREASE IN CASH AND CASH EQUIVALENTS	938,902	288,364	247,408
CASH AND CASH EQUIVALENTS, beginning of period	3,602,760	3,314,396	3,066,988

CASH AND CASH EQUIVALENTS, end of period	$4,541,662	$3,602,760	$3,314,396

Supplemental cash flow information
Interest paid	$14,239	$22,888	$24,847
Income taxes paid	$813,155	$946,876	$798,286

The accompanying Notes are an integral part of these Consolidated Financial Statements

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Accenture Ltd is one of the world’s leading management consulting, technology services and outsourcing organizations and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, Accenture Ltd delivers competitively priced, high-value services that help clients measurably improve business performance. Accenture Ltd’s global delivery model enables it to provide a complete end-to-end delivery capability by drawing on its global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Accenture Ltd, a Bermuda company, and its controlled subsidiary companies (collectively, the “Company”). Accenture Ltd’s only business is to hold Class II and Class III common shares in, and to act as the sole general partner of, its subsidiary,

Accenture SCA, a Luxembourg partnership limited by shares. The Company operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its Consolidated Financial Statements.

The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than the Company are treated as a minority interest in the Consolidated Financial Statements. The minority interest percentages were 15% and 19% as of August 31, 2009 and 2008, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.

All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2009” means the 12-month period that ended on August 31, 2009. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.

Reincorporation in Ireland

On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of the Company’s parent holding company from Bermuda to Ireland (the “Transaction”). On August 5, 2009, the shareholders of Accenture Ltd, the Company’s predecessor holding company, voted in favor of the Transaction. The Transaction was subsequently completed on September 1, 2009, following approval from the Supreme Court of Bermuda, at which time Accenture Ltd became a wholly owned subsidiary of Accenture plc and Accenture plc became the Company’s parent holding company. In the Transaction, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture plc issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable. As a result of the Transaction, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, which were redeemable for, at the Company’s election, cash or Accenture Ltd Class A common shares based on the market price of the Accenture Ltd

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Class A common shares at the time of the redemption, are now redeemable for, at the Company’s election, cash or Accenture plc Class A ordinary shares based on the market price of the Accenture plc Class A ordinary share at the time of redemption.

On September 1, 2009, also in connection with the Transaction, Accenture plc and Accenture Ltd entered into an Assumption and General Amendment Agreement pursuant to which Accenture Ltd assigned to Accenture plc, and Accenture plc assumed, the Accenture Ltd 2001 Share Incentive Plan (the “SIP”) and the Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”), including all award or grant documents or agreements thereunder. All awards or grants under the equity incentive plans continue to be exercisable, issuable, held, available or vest upon the same terms and conditions as under the awards or grants prior to their assumption by Accenture plc, except that upon the exercise, issuance, holding, availability or vesting of those awards or grants, Accenture plc Class A ordinary shares are now issuable or available, or benefits or other amounts determined, in lieu of Accenture Ltd Class A common shares.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2009 presentation.

Revenue Recognition

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities. Contract loss provisions recorded as of August, 31, 2009 and 2008 are immaterial.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.

Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, the Company hires client employees and becomes responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services, in which case revenues are recognized when the services are performed and amounts are earned in accordance with SAB 101, as amended by SAB 104. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, the Company’s effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $521,776 and $522,806 as of August 31, 2009 and 2008, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $535,939 and $549,865 as of August 31, 2009 and 2008, respectively, and are included in non-current Deferred revenues relating to contract costs.

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with the Company’s accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.

Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met.

Revenues before reimbursements (“net revenues”) include the margin earned on computer hardware and software, as well as revenues from alliance agreements. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware and software resales. In addition, Reimbursements include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not of being sustained if challenged. Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive (loss) income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including money market funds of $732,167 and $73,559 as of August 31, 2009 and 2008, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Client Receivables and Allowances

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2009 and 2008, total allowances recorded for client receivables and unbilled services were $101,517 and $42,912, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services, in light of the global economic downturn, particularly from clients in high-risk industries or with potential liquidity issues. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. Imputed interest is recorded at market rates in Interest income.

Concentrations of Credit Risk

The Company’s financial instruments, consisting primarily of cash and cash equivalents, foreign exchange instruments, client receivables and unbilled services, are exposed to concentrations of credit risk. The Company places its cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.

Investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the First In, First Out method and are included in Gain on investments, net. The Company does not hold these investments for speculative or trading purposes.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Buildings	20 to 25 years
Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.

Operating Expenses

Selected components of operating expenses were as follows:

	Year Ended August 31,
	2009	2008	2007
Training costs	$794,218	$985,929	$775,768
Research and development costs	434,937	390,168	307,357
Advertising costs	77,315	91,034	94,404
Provision for doubtful accounts(1)	75,008	1,772	9,441

(1)	For additional information, see “— Client Receivables and Allowances.”

Subcontractor costs are included in Cost of services as they are incurred.

Recently Adopted Accounting Pronouncements

On September 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. Such assets and liabilities, which include the Company’s Deferred contract costs, Property and equipment, net and Goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. The Company’s adoption of SFAS 157 for its non-financial assets did not have a material impact on its Consolidated Financial Statements. For additional information, see Note 8 (Fair Value Measurements) to these Consolidated Financial Statements.

Effective September 1, 2008, the Company adopted the year-end measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R),” using an approach generally known as the “one measurement approach.” The adoption of the provision had the following impact on the Company’s Consolidated Balance Sheet: decreased Retained earnings by $5,302; decreased Accumulated other comprehensive (loss) income by $286; decreased Other non-current assets by $2,736; and increased Retirement obligation by $2,852.

On December 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company’s adoption of SFAS 161 did not have a material impact on its

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Consolidated Financial Statements. For additional information, see Note 7 (Derivative Financial Instruments) to these Consolidated Financial Statements.

On March 1, 2009, the Company adopted SFAS 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company’s adoption of SFAS 165 did not have a material impact on its Consolidated Financial Statements.

2.    EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Year Ended August 31,
Basic Earnings per share	2009	2008	2007
Net income available for Class A common shareholders	$1,589,963	$1,691,751	$1,243,148
Basic weighted average Class A common shares	623,007,198	610,949,205	604,128,805

Basic earnings per share	$2.55	$2.77	$2.06

Diluted Earnings per share
Net income available for Class A common shareholders	$1,589,963	$1,691,751	$1,243,148
Minority interest in Accenture SCA and Accenture Canada Holdings Inc.(1)	330,080	485,891	453,917

Net income for per share calculation	$1,920,043	$2,177,642	$1,697,065

Basic weighted average Class A common shares	623,007,198	610,949,205	604,128,805
Class A common shares issuable upon redemption/exchange of minority interest(1)	127,461,437	176,064,009	221,333,732
Diluted effect of employee compensation related to Class A common shares	34,767,376	36,117,307	37,550,159
Diluted effect of employee share purchase plan related to Class A common shares	138,260	76,717	54,704

Weighted average Class A common shares	785,374,271	823,207,238	863,067,400

Diluted earnings per share	$2.44	$2.65	$1.97

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture Ltd Class A common shares on a one-for-one basis. The income effect does not take into account “Minority interest—other,” since those shares are not redeemable or exchangeable for Accenture Ltd Class A common shares.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

For fiscal 2009, 2008 and 2007, 193,143 options, 53,948 options and 8,318 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

3.    RESTRUCTURING AND REORGANIZATION COSTS, NET

Restructuring Costs

The Company recognized restructuring costs of $252,566 in the fourth quarter of fiscal 2009. The restructuring costs included $110,338 principally related to global consolidation of office space and $142,228 related to realignment of the Company’s workforce, primarily at the senior executive level. The restructuring costs were allocated to the reportable operating segments as follows: $49,192 to Communications & High Tech; $53,155 to Financial Services; $66,073 to Products; $37,836 to Public Service; and $46,310 to Resources.

The Company’s restructuring activity was as follows:

	2009 Workforce Realignment	2009 Space Abandonment	Other Space Abandonment(1)	Year Ended August 31, 2009
Restructuring liability balance, beginning of period	$—	$—	$32,132	$32,132
Restructuring costs	142,228	110,338	—	252,566
Asset impairments	—	(20,074)	—	(20,074)
Payments made	(732)	(1,213)	(4,531)	(6,476)
Other adjustments(2)	572	(240)	7,163	7,495

Restructuring liability, end of period	$142,068	$88,811	$34,764	$265,643

(1)	Related to space abandonment recorded in fiscal 2002 and 2004.

(2)	Represents foreign currency translation and revised sublease assumptions for space abandoned in 2004.

The restructuring liabilities at August 31, 2009 were $265,643, of which $175,923 was included in Other accrued liabilities and $89,720 was included in Other non-current liabilities. The Company expects to pay liabilities related to workforce realignment during the first and second quarters of fiscal 2010. The remaining liabilities represent the net present value of estimated obligations for operating leases on abandoned office space.

Reorganization Costs (Benefits)

In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of the Company’s shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. (Prior to fiscal 2005, the Company referred to its highest-level employees with the “partner” title and the Company continues to use the term “partner” to refer to these persons in certain situations related to its reorganization and

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

the period prior to its incorporation.) The Company identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners who were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. When additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company has made and intends to make payments to reimburse certain costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.

The Company’s reorganization activity was as follows:

	Year Ended August 31,
	2009	2008	2007
Reorganization liability balance, beginning of period	$308,694	$401,228	$350,864
Final determinations(1)	(23,479)	(86,764)	(44,066)
Changes in estimates	7,297	86,764	44,066

Benefits recorded	(16,182)	—	—
Interest expense accrued	12,889	22,872	26,366
Payments	—	(143,184)	—
Foreign currency translation	(9,297)	27,778	23,998

Reorganization liability, end of period	$296,104	$308,694	$401,228

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

As of August 31, 2009, reorganization liabilities of $286,922 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,182 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of August 31, 2009, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners are engaged in a dispute with tax authorities in connection with the corporate reorganization in 2001. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of Accumulated other comprehensive (loss) income are as follows:

	August 31,
	2009	2008
Net unrealized (losses) gains on cash flow hedges, net of tax of $(7,962) and $4,959, respectively	$(10,575)	$11,381
Net unrealized losses on marketable securities	(246)	(689)
Foreign currency translation adjustments, net of tax of $1,637 and $1,883, respectively	(48,899)	34,860
Defined benefit plans, net of tax of $(108,587) and ($25,324), respectively	(167,458)	(39,424)

Accumulated other comprehensive (loss) income	$(227,178)	$6,128

The activity related to the net change in net unrealized (losses) gains on cash flow hedges, net of tax, is as follows:

	Year ended August 31,
	2009	2008
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$11,381	$—
Change in fair value, net of tax of $(23,611) and $6,102, respectively	(35,307)	13,030
Reclassification adjustments into earnings, net of tax of $10,690 and $(1,143), respectively	13,351	(1,649)

Net unrealized (losses) gains on cash flow hedges, net of tax, end of period	$(10,575)	$11,381

5.    PROPERTY AND EQUIPMENT

The components of Property and equipment, net are as follows:

	August 31,
	2009	2008
Buildings and land	$4,286	$4,424
Computers, related equipment and software	1,415,441	1,429,811
Furniture and fixtures	320,589	353,773
Leasehold improvements	600,701	637,841

Property and equipment, gross	2,341,017	2,425,849
Total accumulated depreciation	(1,639,873)	(1,625,685)

Property and equipment, net	$701,144	$800,164

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.    BUSINESS COMBINATIONS AND GOODWILL

During fiscal 2007, the Company acquired the net assets of a provider of management consulting services that assists companies and governments in enhancing their performance through strategic process improvements, accelerated innovation and streamlined operations. In addition, during fiscal 2007, the Company completed two individually immaterial acquisitions of businesses providing various technology consulting, advisory and outsourcing services. The total consideration for all fiscal 2007 acquisitions was $187,030. In connection with these acquisitions, the Company recorded combined goodwill of $127,129, a portion of which was allocated to each of the reportable segments. The Company also recorded $36,546 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of one to six years. The pro forma effects on the Company’s operations were not material.

During fiscal 2007, the Company also recorded net reductions in goodwill of $25,910, primarily resulting from reversals of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions and other adjustments related to purchase accounting for previous acquisitions.

During fiscal 2008, the Company completed twelve individually immaterial acquisitions of businesses providing various technology consulting, advisory and outsourcing services, for total consideration of $304,431. In addition, the Company may be required to make payments totaling up to approximately $70,000 in additional purchase price over a four-year period that began on September 1, 2008, conditional on achieving certain performance measures or periods of service. In connection with these acquisitions, the Company recorded combined goodwill of $212,075, a portion of which was allocated to each of the reportable segments. The Company also recorded $72,005 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of less than one year to fifteen years. The pro forma effects on the Company’s operations were not material.

The Company performed impairment tests of goodwill for the three years ended August 31, 2009 and determined that goodwill was not impaired. The changes in the carrying amount of goodwill by reportable segment are as follows.

	August 31, 2007	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2008	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2009
Communications & High Tech	$115,197	$52,959	$(4,770)	$163,386	$(2,381)	$(6,102)	$154,903
Financial Services	128,343	17,727	(2,690)	143,380	173	(3,189)	140,364
Products	287,576	45,779	(4,023)	329,332	2,090	(7,247)	324,175
Public Service	71,211	65,324	(1,640)	134,895	759	(2,475)	133,179
Resources	41,401	30,286	(2,723)	68,964	8,455	(4,888)	72,531

Total	$643,728	$212,075	$(15,846)	$839,957	$9,096	$(23,901)	$825,152

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.    DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $13,604 as of August 31, 2009. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2009 was $31,025.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	August 31,
	2009		2008
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward exchange contracts:
To buy	$1,913,263	$(17,018)	$1,632,742	$15,604
To sell	106,962	(403)	211,230	(163)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

designated these derivatives as cash flow hedges. As of August 31, 2009, the Company held no derivatives that were designated as fair value or net investment hedges.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow or net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. The Company assesses the ongoing effectiveness of its hedges using the Hypothetical Derivative Method, which measures hedge ineffectiveness based on a comparison of the change in fair value of the actual derivative designated as the hedging instrument and the change in fair value of a hypothetical derivative. The hypothetical derivative would have terms that identically match the critical terms of the hedged item. The Company measures and records hedge ineffectiveness at the end of each fiscal quarter.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive (loss) income as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. Amounts reclassified into Cost of services for fiscal 2009 were $13,351 net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for fiscal 2009 was not material. As of August 31, 2009, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive (loss) income totaled $(10,575), net of taxes, of which $(7,706) is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during fiscal 2009.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

August 31, 2009
Assets
Other current assets	$5,596
Other non-current assets	2,251

Total	$7,847

Liabilities
Other accrued liabilities	$19,227
Other non-current liabilities	7,157

Total	$26,384

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Derivatives

The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement and was a net gain of $32,244 for fiscal 2009.

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

August 31, 2009
Other current assets	$5,757
Other accrued liabilities	4,641

For additional information related to derivative financial instruments, see Note 4 (Accumulated Other Comprehensive (Loss) Income) and Note 8 (Fair Value Measurements) to these Consolidated Financial Statements.

8.    FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Short-term Investments and Investments

The Company’s Short-term investments and Investments consist primarily of corporate notes. Fair values for corporate notes are based on prices obtained from independent third-party pricing services and are classified as Level 2. The third-party pricing services’ fair values are model-derived valuations in which all significant inputs are observable in active markets. Inputs include recent sales, risk-free yield curves and prices of similarly rated bonds.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Derivative Financial Instruments

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$7,904	$—	$7,904
Investments	—	8,303	—	8,303
Derivative financial instruments	—	13,604	—	13,604

Total	$—	$29,811	$—	$29,811

Liabilities
Derivative financial instruments	$—	$31,025	$—	$31,025

9.    BORROWINGS AND INDEBTEDNESS

As of August 31, 2009, the Company had the following borrowing facilities:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility(1)	$1,200,000	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350,000	—
Local guaranteed and non-guaranteed lines of credit(3)	188,115	—

Total	$1,738,115	$—

(1)	This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires the Company to: (1) limit liens placed on the Company’s assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. The Company continues to be in compliance with these terms. As of August 31, 2009 and 2008, the Company had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	The Company maintains two separate bilateral, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2009 and 2008, the Company had zero and $4,884, respectively, of borrowings under these facilities. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 4% in fiscal 2009 and 8% in fiscal 2008.

(3)	The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2009 and 2008, the Company had no borrowings under these various facilities.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Under the borrowing facilities described above, the Company had an aggregate of $172,388 and $169,084 of letters of credit outstanding as of August 31, 2009 and 2008, respectively. The Company also had total outstanding debt of $955 and $3,394 as of August 31, 2009 and 2008.

10.    INCOME TAXES

	Year Ended August 31,
	2009	2008	2007
Current taxes:
U.S. federal	$256,379	$311,270	$361,351
U.S. state and local	30,187	37,774	44,394
Non-U.S.	511,890	615,306	597,218

Total current tax expense	798,456	964,350	1,002,963

Deferred taxes:
U.S. federal	22,437	(60,911)	(102,741)
U.S. state and local	2,383	(8,056)	(12,622)
Non-U.S.	(83,686)	15,191	8,261

Total deferred tax benefit	(58,866)	(53,776)	(107,102)

Total	$739,590	$910,574	$895,861

Deferred income tax benefit recorded in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets related to the defined benefit plans liability was ($83,263) and ($17,187) in fiscal 2009 and 2008, respectively, and related to the cash flow hedges was ($12,921) and $4,959 in fiscal 2009 and 2008, respectively.

The components of Income before income taxes were as follows:

	Year Ended August 31,
	2009	2008	2007
U.S. sources	$689,076	$565,933	$606,437
Non-U.S. sources	1,988,660	2,541,829	2,012,481

Total	$2,677,736	$3,107,762	$2,618,918

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended August 31,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.2	0.7	1.0
Final determinations (1)	(4.1)	(3.9)	(1.8)
Non-U.S. operations	(5.6)	(4.5)	(1.6)
Other	1.1	2.0	1.6

Effective income tax rate	27.6%	29.3%	34.2%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2009	2008
Deferred tax assets:
Pensions	$138,251	$68,294
Revenue recognition	93,444	68,354
Compensation and benefits	300,814	293,245
Share-based compensation	268,092	254,844
Tax credit carryforwards	44,971	27,441
Net operating loss carryforwards	171,542	163,559
Depreciation and amortization	159,483	150,317
Other	324,288	267,355

	1,500,885	1,293,409
Valuation allowance	(146,920)	(143,144)

Total deferred tax assets	1,353,965	1,150,265

Deferred tax liabilities:
Revenue recognition	(28,702)	(62,321)
Depreciation and amortization	(45,728)	(27,592)
Investments	(44,428)	(46,186)
Unremitted earnings of foreign subsidiaries	(68,478)	(27,785)
Other	(34,733)	(36,095)

Total deferred tax liabilities	(222,069)	(199,979)

Net deferred tax assets	$1,131,896	$950,286

The Company recorded valuation allowances of $146,920 and $143,144 as of August 31, 2009 and 2008, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2009, the Company recorded a net increase of $3,776 related to individually insignificant changes in the valuation allowance. As of August 31, 2009 and 2008, $4,382 and $4,316, respectively, of the valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity.

The Company had net operating loss carryforwards as of August 31, 2009 of $610,677. Of this amount, $151,230 expires at various dates through 2029, and $459,447 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2009 of $44,971, of which $36,848 will expire at various dates through 2022 and $8,123 has an indefinite carryforward period.

As of August 31, 2009, the Company had $1,053,426 of unrecognized tax benefits, of which $589,497, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2008, the Company had $1,087,001 of unrecognized tax benefits, of which $687,814, if recognized, would favorably affect the Company’s effective tax rate. The differences of $463,929 and $399,187,

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

respectively, represents items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of period	$1,087,001	$1,031,800
Additions for tax positions related to the current year	131,168	174,585
Additions for tax positions related to prior years	13,451	46,720
Reductions for tax positions related to prior years	(132,784)	(131,102)
Statute of limitations expirations	(7,002)	(8,967)
Settlements with tax authorities	(38,408)	(26,035)

Balance at end of period	$1,053,426	$1,087,001

The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2009 and 2008, the Company recognized approximately $47,498 and $59,419 in interest and penalties, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $190,024 ($131,884, net of tax benefits) and $153,381 ($103,502, net of tax benefits) on the Company’s Consolidated Balance Sheet as of August 31, 2009 and 2008, respectively.

The Company is currently under audit by the Internal Revenue Service for the tax years 2003 to 2007. The Company does not expect these years to be effectively settled within the next 12 months. The Company is also currently under audit in numerous state and non-US tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2003. The Company believes that it is reasonably possible that approximately $56,819 of its unrecognized tax benefits, each of which is individually insignificant, may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of this amount relates to transfer pricing matters and tax credits in non-US jurisdictions.

As of August 31, 2009, the Company had not recognized a deferred tax liability on $1,489,273 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company’s Avanade Inc. subsidiary (“Avanade”) elected to apply this provision to qualifying earnings repatriations in its tax year ending September 30, 2006. Avanade elected under this provision to repatriate $20,643 in September 2006. The tax expense on the repatriated earnings was $4.

Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire during fiscal 2011, 2012 and 2013. Some of the holidays are renewable at

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

reduced levels, with renewal periods through 2023. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $78,000, $71,000 and $23,000 in fiscal 2009, 2008 and 2007, respectively.

11.    RETIREMENT AND PROFIT SHARING PLANS

Defined Benefit Pension

In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans for certain current, retired and resigned employees. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The Company utilizes actuarial methods required by SFAS 87, “Employers’ Accounting for Pensions,” to account for pension benefit plans. Effective September 1, 2008, the Company adopted the year-end measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R),” using an approach generally known as the “one measurement approach.” The adoption of the provision had the following impact on the Company’s Consolidated Balance Sheet: decreased Retained earnings by $5,302; decreased Accumulated other comprehensive (loss) income by $286; decreased Other non-current assets by $2,736; and increased Retirement obligation by $2,852.

In addition, certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits, such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are substantially provided for on an accrual basis.

Assumptions

Beginning September 1, 2008, the Company uses an August 31 measurement date for its U.S. and non-U.S. benefit plans. Prior to September 1, 2008, the Company used either a June 30 or August 31 measurement date.

The weighted-average assumptions used to determine the fiscal year-end pension benefit obligations are as follows:

	August 31,
	2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	6.00%	5.26%	6.75%	5.45%
Rate of increase in future compensation	4.00%	3.32%	4.59%	3.59%

The Company’s methodology for selecting the discount rate for the U.S. Plans is to match the plans’ cash flows to that of the average of two yield curves that provide the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for the Non-U.S. Plans primarily reflects the market rate for high-quality, fixed-income debt instruments. The discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. The expected long-term rate of return on

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

plan assets should, over time, approximate the actual long-term returns on pension and other postretirement plan assets and is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio.

Pension Expense

Pension expense for fiscal 2009, 2008 and 2007 was $64,400, $59,355 and $90,316 respectively.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status

The changes in the benefit obligation, plan assets and funded status of the Company’s material defined benefit pension plans for fiscal 2009 and 2008 were as follows:

	2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Changes in benefit obligation
Benefit obligation, beginning of year	$936,066	$681,290	$973,031	$653,336
SFAS 158 measurement date adjustment	9,015	3,074	—	—
Service cost	18,279	43,106	33,304	50,542
Interest cost	62,291	32,296	59,954	33,846
Termination benefits	—	1,442	—	539
Participant contributions	—	6,974	—	8,286
Acquisitions/divestitures/transfers	—	(2,927)	—	7,138
Curtailments	—	359	(14,424)	(735)
Actuarial loss (gain)	124,419	(10,986)	(94,200)	(33,115)
Benefits paid	(24,596)	(20,656)	(21,599)	(23,480)
Settlements	—	(2,603)	—	(11,390)
Exchange rate impact	—	(27,333)	—	(3,677)

Benefit obligation, end of year	$1,125,474	$704,036	$936,066	$681,290

Changes in plan assets
Fair value of plan assets, beginning of year	$847,353	$588,316	$939,180	$586,979
SFAS 158 measurement date adjustment	(3,063)	(467)	—	—
Actual return on plan assets	24,167	(3,345)	(79,069)	(3,496)
Acquisitions/divestitures/transfers	—	2,596	—	2,230
Employer contributions	9,336	44,176	8,841	42,706
Participant contributions	—	6,974	—	8,286
Benefits paid	(24,596)	(20,656)	(21,599)	(23,480)
Settlements	—	(2,603)	—	(11,390)
Exchange rate impact	—	(27,959)	—	(13,519)

Fair value of plan assets, end of year	$853,197	$587,032	$847,353	$588,316

Reconciliation of funded status
Funded status	$(272,277)	$(117,004)	$(88,713)	$(92,974)
Unrecognized loss	255,223	36,355	82,871	7,863
Unrecognized prior service cost (credit)	170	(9,745)	409	(10,625)
Contribution made after measurement date	—	—	—	2,000

Net amount recognized at year-end	$(16,884)	$(90,394)	$(5,433)	$(93,736)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$3,323	$50,582	$37,780	$52,585
Accrued benefit liability	(275,600)	(167,586)	(126,493)	(143,558)
Accumulated other comprehensive loss (income), pre-tax	255,393	26,610	83,280	(2,763)

Net amount recognized at year-end	$(16,884)	$(90,394)	$(5,433)	$(93,736)

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive (Loss) Income

The pre-tax net actuarial loss, prior service cost (credit) and transition obligation recognized in Accumulated other comprehensive (loss) income as of August 31, 2009 was as follows:

	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$255,223	$36,355
Prior service cost (credit)	170	(9,745)
Transition obligation	—	—

Total	$255,393	$26,610

The estimated amounts that will be amortized from Accumulated other comprehensive (loss) income as of August 31, 2009 into net periodic pension benefits expense during fiscal 2010 are as follows:

	U.S. Plans	Non-U.S. Plans
Actuarial loss	$13,699	$1,926
Prior service cost (credit)	136	(955)
Transition obligation	—	—

Total	$13,835	$971

Funded Status for Defined Benefit Plans

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company’s U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a frozen plan for former pre-incorporation partners, which is unfunded.

The accumulated benefit obligation for all material U.S. and non-U.S. defined benefit pension plans as of August 31, 2009 and 2008 was as follows:

	2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,112,418	$635,145	$914,104	$592,941

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The following information is provided for material defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets as of August 31, 2009 and 2008:

	2009		2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,076,148	$322,068	$126,493	$271,922
Fair value of plan assets	800,547	154,482	—	128,177
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,064,498	$300,617	$126,493	$238,832
Fair value of plan assets	800,547	154,482	—	127,877

Investment Strategies

U.S. Pension Plans

The overall investment objective of the plans is to provide growth in the assets of the plans to help fund future benefit obligations while managing risk in order to meet current benefit obligations. The plans’ future prospects, their current financial conditions, the Company’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of returns in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations. The Company recognizes that asset allocation of the pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the specified targets below and will be dictated by current and anticipated market conditions, required cash flows, and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.

Non-U.S. Pension Plans

Plan assets in non-U.S. pension plans conform to the investment policies and procedures of each plan and to relevant legislation. The pension committee or trustee of each plan regularly, but at least annually, reviews the investment policy and the performance of the investment managers. In certain countries, the trustee is also required to consult with the Company. Generally, the investment return objective of each plan is to achieve a total annualized rate of return that exceeds inflation over the long term by an amount based on the target asset mix of that plan. In certain countries, plan assets are invested in funds that are required to hold a majority of assets in bonds, with a smaller proportion in equities. Also, certain plan assets are entirely invested in contracts held with the plan insurer, who determines the investment strategy. Pension plans in certain countries are unfunded.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Plan Assets

The following table shows the Company’s target allocation for fiscal 2010 and weighted-average plan assets allocations as of August 31, 2009 and 2008 by asset category, for its material pension benefit plans:

	2010 Target Allocation		2009		2008
Asset Category	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	60%	40-50%	60%	32%	79%	43%
Debt securities	40	35-45	39	40	19	40
Cash and short-term investments	—	0-5	1	16	—	—
Insurance contracts	—	0-5	—	11	—	8
Other	—	10-15	—	1	2	9

Total	100%	100%	100%	100%	100%	100%

Expected Contributions

The Company estimates it will pay approximately $56,000 in fiscal 2010 related to contributions to its non-U.S. pension plans, cash funding for its retiree medical plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for employee pension plans.

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans
2010	$25,211	$18,744
2011	28,781	21,703
2012	31,245	24,011
2013	33,433	24,907
2014	35,680	27,123
2015-2019	224,154	164,296

Defined Contribution Plans

In the United States and certain other countries, the Company maintains and administers defined contribution retirement plans for certain current, retired and resigned employees. Defined contribution retirement plans in countries other than the United States and the United Kingdom are individually immaterial. The total expenses recorded for the United States and the United Kingdom defined

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

contribution retirement plans were $232,661, $213,867 and $169,535 in fiscal 2009, 2008 and 2007, respectively.

12.    SHARE-BASED COMPENSATION

Share Incentive Plan

The SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. As of August 31, 2009, 122,831,120 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. The Company issues new Accenture Ltd Class A common shares and shares from treasury for shares delivered under the SIP.

A summary of information with respect to share-based compensation is as follows:

	Year Ended August 31,
	2009	2008	2007
Total share-based compensation expense included in Net income	$452,823	$377,365	$306,795
Income tax benefit related to share-based compensation included in Net income	140,143	119,647	102,823

Restricted Share Units

Under the SIP, participants may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from 2 to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2009 was as follows:

	Number of Restricted Share Units	Weighted Average Grant- Date Fair Value
Nonvested balance as of August 31, 2008	44,016,070	$30.61
Granted	15,473,012	33.08
Vested	(10,005,202)	29.87
Forfeited	(2,038,776)	30.73

Nonvested balance as of August 31, 2009	47,445,104	$31.56

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2009, there was $552,714 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years. As of August 31, 2009, there were 3,146,719 restricted share units vested but not yet delivered as Accenture Ltd Class A common shares.

Stock Options

Stock options are granted to senior executives and other employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture Ltd Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from 2 to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. The fair value of each options grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Stock option activity for fiscal 2009 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2008	34,981,064	$19.14	4.5	$779,362
Granted	104,659	34.56
Exercised	(5,800,719)	18.29
Forfeited	(244,920)	20.62

Options outstanding as of August 31, 2009	29,040,084	$19.35	3.6	$412,098

Options exercisable as of August 31, 2009	28,150,454	$19.11	3.4	$406,360
Options exercisable as of August 31, 2008	32,789,179	18.69	4.3	745,341
Options exercisable as of August 31, 2007	37,696,081	18.45	5.2	863,541

Other information pertaining to option activity is as follows:

	Year Ended August 31,
	2009	2008	2007
Weighted average grant-date fair value of stock options granted	$12.54	$15.51	$14.15
Total fair value of stock options vested	14,506	28,483	79,730
Total intrinsic value of stock options exercised	83,089	150,711	249,004

Cash received from the exercise of stock options was $106,070 and the income tax benefit realized from the exercise of stock options was $7,613 for fiscal 2009. As of August 31, 2009, there was $1,908 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

Employee Share Purchase Plan

The ESPP is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under the ESPP, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

period (up to a per participant maximum of $7.5 per offering period) to purchase Accenture Ltd Class A common shares. The purchase price of the Accenture Ltd Class A common shares is 85% of the end of the offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP. As of August 31, 2009, 59,724,942 Accenture Ltd Class A common shares had been issued under the ESPP. Under the ESPP, the Company issued 6,397,698 shares, 5,618,568 shares and 5,080,185 shares to employees in fiscal 2009, 2008 and 2007, respectively.

13.    SHAREHOLDERS’ EQUITY

Accenture Ltd

Preferred Shares

The Company has 2,000,000,000 authorized preferred shares, par value $0.0000225 per share, the rights and preferences of which are currently undesignated. The Board of Directors of Accenture Ltd has the authority to issue the preferred shares in one or more series and to fix the rights, preferences, privileges and restrictions attaching to those shares, including dividend rights, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the numbers of shares constituting any series and the designation of any series, without further vote or action by the shareholders.

Any series of preferred shares could, as determined by Accenture Ltd’s Board of Directors at the time of issuance, rank senior to the Company’s common shares with respect to dividends, voting rights, redemption and/or liquidation rights. These preferred shares are of the type commonly known as “blank-check” preferred stock.

Class A Common Shares

Holders of Accenture Ltd’s Class A common shares are entitled to one vote per share and do not have cumulative voting rights. Each Class A common share entitles its holder to a pro rata part of any dividend at the times and in the amounts, if any, which Accenture Ltd’s Board of Directors from time to time determines to declare, subject to any preferred dividend rights attaching to any preferred shares. Each Class A common share is entitled on a winding-up of Accenture Ltd to be paid a pro rata part of the value of the assets of Accenture Ltd remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares.

Class X Common Shares

Holders of Accenture Ltd’s Class X common shares are entitled to one vote per share and do not have cumulative voting rights. Holders of Class X common shares are not entitled to receive dividends and are not entitled to be paid any amount upon a winding-up of Accenture Ltd. Most of the Company’s partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares in connection with the Company’s transition to a corporate structure received a corresponding number of Accenture Ltd Class X common shares. Accenture Ltd may redeem, at its option, any Class X common share for a redemption price equal to the par value of the Class X common share. Accenture Ltd has separately agreed with the original holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X common share of such holder if the redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Canada Holdings Inc. exchangeable shares owned by that holder, as the case may be. Accenture Ltd will redeem Class X common shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X common shares are not transferable without the consent of Accenture Ltd.

Equity of Subsidiaries Redeemable or Exchangeable for Accenture Ltd Class A Common Shares

Accenture SCA Class I Common Shares

Senior executives in certain countries, including the United States, received Accenture SCA Class I common shares in connection with the Company’s transition to a corporate structure. Only the Company’s current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Accenture SCA Class I common share entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA and entitles its holders to dividends and liquidation payments.

Subject to the transfer restrictions in Accenture SCA’s Articles of Association, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at a redemption price per share generally equal to its current market value as determined in accordance with Accenture SCA’s Articles of Association. Under Accenture SCA’s Articles of Association, the market value of a Class I common share that is not subject to transfer restrictions will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture Ltd Class A common share as reported on the New York Stock Exchange (or on such other designated market on which the Class A common shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture Ltd sells its Class A common shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture Ltd Class A common share on the New York Stock Exchange (or on such other market on which the Class A common shares primarily trade), net of customary brokerage and similar transaction costs. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. Each holder of Class I common shares is entitled to a pro rata part of any dividend and, subject to the rights of the holders of Class II common shares and Class III common shares, to the value of any remaining assets of Accenture SCA after payment of its liabilities upon dissolution.

Accenture SCA Class II and Class III common shares

On June 28, 2005, Accenture SCA’s shareholders approved certain amendments to the rights of Accenture SCA Class II common shares held by Accenture Ltd, as well as the creation of a new class of common shares known as “Class III common shares” into which all Class I common shares held by Accenture Ltd and its affiliates were reclassified. All Class I common shares sold or otherwise transferred to Accenture Ltd or its subsidiaries are automatically reclassified into Class III common shares.

Accenture SCA Class II common shares and Class III common shares (or any lettered sub-series of that class) are not entitled to any cash dividends. If the Board of Directors of Accenture Ltd authorizes the payment of a cash dividend on Accenture Ltd’s Class A common shares, the general partner of Accenture SCA will cause Accenture SCA to redeem Class II common shares and Class III common

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

shares that Accenture Ltd holds to obtain cash needed to pay dividends on its Class A common shares. At any time that Accenture SCA were to pay a cash dividend on its Class I common shares, new Class II common shares and Class III common shares would be issued to the existing holders of Class II common shares and Class III common shares, in each case having an aggregate value of the amount of any cash dividends that the holders of those Class II or Class III common shares would have received had they ratably participated in the cash dividend paid on the Class I common shares.

Each Class II common share entitles its holder to receive a liquidation payment equal to 10% of any liquidation payment to which a Class I common share entitles its holder. Each Class III common share entitles its holder to receive a liquidation payment equal to 100% of any liquidation payment to which a Class I common share entitles its holder.

Accenture Canada Holdings Inc. Exchangeable Shares

Partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares in connection with the Company’s transition to a corporate structure. Subject to the transfer restrictions contained in Accenture Ltd’s bye-laws, holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd Class A common shares on a one-for-one basis. The Company may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

Subsequent Event

The Transaction resulted in changes in the Company’s Shareholders’ Equity effective September 1, 2009. See Note 1 (Summary of Significant Accounting Policies—Reincorporation in Ireland).

14.    MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchase And Redemption Activity

The Board of Directors of Accenture Ltd has authorized funding for the Company’s publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares and for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company’s share purchase activity during fiscal 2009 was as follows:

	Accenture Ltd Class A Common Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Open-market share purchases(1)	18,925,568	$570,990	—	$—	18,925,568	$570,990
Other share purchase programs	—	—	33,242,107	1,080,242	33,242,107	1,080,242
Other purchases(2)	5,881,300	204,151	—	—	5,881,300	204,151

Total	24,806,868	$775,141	33,242,107	$1,080,242	58,048,975	$1,855,383

(1)	The Company conducts a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares. These shares are held as treasury shares by one or more subsidiaries of Accenture Ltd and may be utilized to provide for select employee benefits, such as equity awards to the Company’s employees.

(2)	During fiscal 2009, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

As of August 31, 2009, the Company’s aggregate available authorization was $851,725 for its publicly announced open-market share purchase program and the other share purchase programs.

Other Share Redemptions

During fiscal 2009, the Company issued 1,125,645 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows the Company, at its option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.

Subsequent Events

On September 1, 2009, Accenture plc filed an amendment to its registration statement to enable the Company, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.

On September 30, 2009, the Board of Directors of Accenture plc declared a cash dividend of $0.75 per share on its Class A ordinary shares for shareholders of record at the close of business on October 16, 2009. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.75 per share on its Class I common shares for shareholders of record at the close of business on October 13, 2009. Both dividends are payable on November 16, 2009. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. For additional information, see Note 1 (Summary of Significant Accounting Policies—Reincorporation in Ireland).

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On September 30, 2009, the Board of Directors of Accenture plc approved $4.0 billion in additional share repurchase authority bringing Accenture’s total outstanding authority to approximately $4,851,725.

15.    LEASE COMMITMENTS

The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense including operating costs and taxes and sublease income from third parties during fiscal 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Rental expense	$500,949	$521,880	$455,212
Sublease income from third parties	(33,179)	(37,625)	(35,147)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2009, were as follows:

	Operating Lease Payments	Operating Sublease Income
2010	$400,095	$(33,062)
2011	303,316	(27,051)
2012	218,112	(23,164)
2013	172,862	(21,982)
2014	149,389	(21,562)
Thereafter	724,596	(64,975)

	$1,968,370	$(191,796)

16.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.

Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, require Avanade to redeem shares of its stock at fair value. Had the Company reflected the fair value of Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock (the “Values”) as of August 31, 2009 and August 31, 2008, the Company’s Minority interest would have been increased by $51,372 and $116,572, respectively. On September 1, 2009, the Company will be required to report any noncontrolling interests (previously referred to as minority interests) as a separate component of Consolidated Shareholders’ Equity and record the Values within noncontrolling interests.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Indemnifications and Guarantees

In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. Indemnification provisions are also included in arrangements under which the Company agrees to hold the indemnified party harmless with respect to third party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.

Typically, the Company has contractual recourse against third parties for certain payments made by the Company in connection with arrangements where third party nonperformance has given rise to the client’s claim. Payments by the Company under any of the arrangements described above are generally conditioned on the client making a claim which may be disputed by the Company typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.

As of August 31, 2009 and August 31, 2008, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $508,000 and $430,000, respectively, of which all but approximately $24,000 and $17,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

To date, the Company has not been required to make any significant payment under any of the arrangements described above. The Company has assessed the current status of performance/payment risk related to arrangements with limited guarantees, unspecified limitations and/or indemnification provisions and believes that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole.

Legal Contingencies

As of August 31, 2009, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

17.    SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately because each operating segment represents a strategic business unit providing management consulting, technology and outsourcing services to clients in different industries.

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service and Resources. Information regarding the Company’s reportable operating segments is as follows:

Year Ended August 31:	Comm. & High Tech	Financial Services		Public Service
2009			Products		Resources	Other	Total
Revenues before reimbursements	$4,830,880	$4,322,896	$5,530,232	$2,984,304	$3,879,711	$28,827	$21,576,850
Depreciation(1)	55,787	63,558	72,654	36,566	50,275	—	278,840
Operating income	607,903	467,441	645,695	364,734	558,092	—	2,643,865
Assets as of August 31(2)	520,315	44,952	420,540	374,160	330,057	36,790	1,726,814
2008
Revenues before reimbursements	$5,449,737	$5,005,039	$6,068,589	$2,870,765	$3,963,477	$29,195	$23,386,802
Depreciation(1)	72,924	69,566	78,849	42,658	54,866	—	318,863
Operating income	656,785	660,560	863,893	260,245	570,099	—	3,011,582
Assets as of August 31(2)	816,081	303,364	522,526	638,371	480,202	(28,262)	2,732,282
2007
Revenues before reimbursements	$4,600,460	$4,357,327	$4,913,220	$2,560,530	$3,242,596	$21,681	$19,695,814
Depreciation(1)	57,294	62,053	58,361	40,632	42,150	—	260,490
Operating income	581,780	490,433	669,201	272,411	478,794	—	2,492,619
Assets as of August 31(2)	774,748	108,180	456,967	451,596	332,719	22,428	2,146,638

(1)	This amount includes depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services, Deferred contract costs and current and non-current Deferred revenues.

The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic areas and countries based on where client services are supervised. Information regarding geography and countries is as follows:

Year Ended August 31:	Americas	EMEA(1)	Asia Pacific	Total
2009
Net revenues	$9,403,420	$9,903,536	$2,269,894	$21,576,850
Reimbursements	853,035	564,886	176,197	1,594,118

Revenues	10,256,455	10,468,422	2,446,091	23,170,968

Long-lived assets as of August 31	254,922	237,845	208,377	701,144
2008
Net revenues	$9,725,808	$11,545,904	$2,115,090	$23,386,802
Reimbursements	961,683	749,190	216,151	1,927,024

Revenues	10,687,491	12,295,094	2,331,241	25,313,826

Long-lived assets as of August 31	280,812	295,301	224,051	800,164
2007
Net revenues	$8,482,646	$9,533,746	$1,679,422	$19,695,814
Reimbursements	869,589	705,851	181,493	1,756,933

Revenues	9,352,235	10,239,597	1,860,915	21,452,747

Long-lived assets as of August 31	320,835	268,355	218,879	808,069

(1)	EMEA includes Europe, Middle East and Asia.

The Company conducts business in the following countries that individually comprised more than 10% of consolidated net revenues within the three years ended August 31, 2009:

	Year Ended August 31,
	2009	2008	2007
United States	36%	34%	36%
United Kingdom	10	12	14

The Company conducts business in the following countries that hold more than 10% of its total consolidated long-lived assets, as follows:

	August 31,
	2009	2008	2007
United States	30%	29%	34%
India	16	15	15
United Kingdom	n/a	10	11

n/a = not applicable

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Net revenues by type of work are as follows:

	Year Ended August 31,
	2009	2008	2007
Consulting	$12,555,652	$14,117,186	$11,856,263
Outsourcing	9,021,198	9,269,616	7,839,551

Net revenues	21,576,850	23,386,802	19,695,814
Reimbursements	1,594,118	1,927,024	1,756,933

Revenues	$23,170,968	$25,313,826	$21,452,747

18.    QUARTERLY DATA (unaudited)

Year Ended August 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$6,019,497	$5,266,324	$5,145,093	$5,145,936	$21,576,850
Reimbursements	451,111	391,239	392,255	359,513	1,594,118
Revenues	6,470,608	5,657,563	5,537,348	5,505,449	23,170,968
Cost of services before reimbursable expenses	4,131,689	3,643,999	3,474,466	3,485,582	14,735,736
Reimbursable expenses	451,111	391,239	392,255	359,513	1,594,118
Cost of services	4,582,800	4,035,238	3,866,721	3,845,095	16,329,854
Operating income	814,772	677,467	732,040	419,586	2,643,865
Net income	479,866	411,436	443,969	254,692	1,589,963
Weighted average Class A common shares:
—Basic	622,243,687	620,461,500	623,649,189	625,482,372	623,007,198
—Diluted	796,948,530	786,369,122	782,814,822	778,879,260	785,374,271
Earnings per Class A common share:
—Basic	$0.77	$0.66	$0.71	$0.41	$2.55
—Diluted	$0.74	$0.63	$0.68	$0.39	$2.44
Common stock price per share:
—High	$43.04	$34.80	$32.00	$36.74	$43.04
—Low	$24.76	$26.25	$26.33	$29.38	$24.76

ACCENTURE LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Year Ended August 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$5,673,913	$5,611,314	$6,102,059	$5,999,516	$23,386,802
Reimbursements	428,044	446,309	491,142	561,529	1,927,024
Revenues	6,101,957	6,057,623	6,593,201	6,561,045	25,313,826
Cost of services before reimbursable expenses	3,968,836	3,958,264	4,179,378	4,094,739	16,201,217
Reimbursable expenses	428,044	446,309	491,142	561,529	1,927,024
Cost of services	4,396,880	4,404,573	4,670,520	4,656,268	18,128,241
Operating income	726,399	638,057	862,154	784,972	3,011,582
Net income	381,285	406,557	469,089	434,820	1,691,751
Weighted average Class A common shares:
—Basic	611,842,254	608,472,725	606,513,399	617,165,786	610,949,205
—Diluted	839,993,849	828,811,701	817,311,345	810,836,126	823,207,238
Earnings per Class A common share:
—Basic	$0.62	$0.67	$0.77	$0.70	$2.77
—Diluted	$0.60	$0.64	$0.74	$0.67	$2.65
Common stock price per share:
—High	$42.32	$38.44	$42.04	$42.00	$42.32
—Low	$33.03	$31.91	$32.42	$38.02	$31.91

19.    SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to the balance sheet date through the time of issuance on the filing date of these Consolidated Financial Statements on October 19, 2009. Based on this evaluation, the Company is not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.