Form 10-Q
period 2009-11-30
Accenture plc
filed 2009-12-18
CIK 1467373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting filer company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 14, 2009 was 632,423,581 (which number does not include 50,965,518 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 14, 2009 was 81,413,071.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE PLC

CONSOLIDATED BALANCE SHEETS

November 30, 2009 and August 31, 2009

(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2009	August 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,000,063	$4,541,662
Short-term investments	5,056	7,904
Receivables from clients, net	2,503,615	2,251,341
Unbilled services, net	1,291,199	1,110,444
Deferred income taxes, net	492,466	479,662
Other current assets	636,912	599,501

Total current assets	8,929,311	8,990,514

NON-CURRENT ASSETS:
Unbilled services, net	66,667	94,496
Investments	31,250	29,011
Property and equipment, net	685,052	701,144
Goodwill	838,818	825,152
Deferred contract costs	550,111	531,777
Deferred income taxes, net	747,578	745,228
Other non-current assets	336,032	338,412

Total non-current assets	3,255,508	3,265,220

TOTAL ASSETS	$12,184,819	$12,255,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,734	$594
Accounts payable	689,769	717,379
Deferred revenues	1,747,083	1,725,179
Accrued payroll and related benefits	2,425,854	2,423,883
Accrued consumption taxes	269,829	231,501
Income taxes payable	270,689	261,058
Deferred income taxes, net	22,652	21,053
Other accrued liabilities	749,559	858,312

Total current liabilities	6,177,169	6,238,959

NON-CURRENT LIABILITIES:
Long-term debt	855	361
Deferred revenues relating to contract costs	536,725	536,065
Retirement obligation	705,224	678,333
Deferred income taxes, net	79,145	71,941
Income taxes payable	1,136,229	1,102,589
Other non-current liabilities	235,595	241,280

Total non-current liabilities	2,693,773	2,630,569

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 682,912,608 and 677,019,865 shares issued as of November 30, 2009 and August 31, 2009, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 81,794,638 and 89,918,808 issued and outstanding as of November 30, 2009 and August 31, 2009, respectively	2	2
Restricted share units	848,502	870,699
Additional paid-in capital	—	—
Treasury shares, at cost, 51,168,836 and 54,063,555 shares as of November 30, 2009 and August 31, 2009, respectively	(1,672,322)	(1,755,446)
Retained earnings	3,744,676	3,947,129
Accumulated other comprehensive loss	(111,606)	(227,178)

Total Accenture plc shareholders’ equity	2,809,267	2,835,221
Noncontrolling interests	504,610	550,985

Total shareholders’ equity	3,313,877	3,386,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,184,819	$12,255,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended November 30, 2009 and 2008

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	2009	2008
REVENUES:
Revenues before reimbursements (“Net revenues”)	$5,382,532	$6,019,497
Reimbursements	365,155	451,111

Revenues	5,747,687	6,470,608
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,598,578	4,131,689
Reimbursable expenses	365,155	451,111

Cost of services	3,963,733	4,582,800
Sales and marketing	621,860	563,192
General and administrative costs	412,121	506,739
Reorganization costs, net	3,565	3,105

Total operating expenses	5,001,279	5,655,836

OPERATING INCOME	746,408	814,772
Gain on investments, net	334	1,360
Interest income	6,945	22,196
Interest expense	(4,481)	(3,400)
Other income (expense), net	5,899	(26,407)

INCOME BEFORE INCOME TAXES	755,105	808,521
Provision for income taxes	230,307	215,288

NET INCOME BEFORE NONCONTROLLING INTERESTS	524,798	593,233
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(73,981)	(108,133)
Net income attributable to noncontrolling interests – other	(6,000)	(5,234)

NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$444,817	$479,866

Weighted average Class A ordinary shares:
Basic	631,527,053	622,243,687
Diluted	773,696,423	797,586,038
Earnings per Class A ordinary share:
Basic	$0.70	$0.77
Diluted	$0.67	$0.74
Cash dividends per share	$0.75	$0.50

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2009 and 2008

(In thousands of U.S. dollars)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Accenture plc	$444,817	$479,866
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	114,898	119,563
Reorganization costs, net	3,565	3,105
Share-based compensation expense	98,605	87,123
Deferred income taxes, net	(9,209)	(21,112)
Noncontrolling interests	79,981	113,367
Other, net	56,827	1,592
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(154,530)	(9,418)
Unbilled services, current and non-current	(83,995)	(101,760)
Other current and non-current assets	(59,106)	25,245
Accounts payable	(66,404)	(99,287)
Deferred revenues, current and non-current	(76,957)	(38,925)
Accrued payroll and related benefits	(60,365)	(73,550)
Income taxes payable, current and non-current	28,078	4,807
Other current and non-current liabilities	(97,094)	(22,484)

Net cash provided by operating activities	219,111	468,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	3,245	10,656
Purchases of available-for-sale investments	(745)	(196)
Proceeds from sales of property and equipment	780	750
Purchases of property and equipment	(34,817)	(71,876)
Purchases of businesses and investments, net of cash acquired	2,177	(1,307)
Proceeds from sale of business, net of cash transferred	—	2,200

Net cash used in investing activities	(29,360)	(59,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	151,281	131,597
Purchases of shares	(451,270)	(689,952)
Proceeds (repayments) of long-term debt, net	1,603	(548)
Repayments of short-term borrowings, net	—	(4,769)
Cash dividends paid	(551,442)	(378,446)
Excess tax benefits from share-based payment arrangements	20,756	17,350
Other, net	(2,641)	(3,152)

Net cash used in financing activities	(831,713)	(927,920)
Effect of exchange rate changes on cash and cash equivalents	100,363	(300,238)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(541,599)	(819,799)
CASH AND CASH EQUIVALENTS, beginning of period	4,541,662	3,602,760

CASH AND CASH EQUIVALENTS, end of period	$4,000,063	$2,782,961

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2009. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. In addition, on September 1, 2009, the Company streamlined its approach to capturing time spent on business-development activities. This resulted in a greater amount of payroll costs for the Company’s client-services personnel being recorded in Sales and marketing rather than Cost of services. The Company has not reclassified fiscal 2009 amounts to conform to the fiscal 2010 presentation, as it would be impractical to do so.

The Company has evaluated events and transactions subsequent to the balance sheet date through the time of issuance of these Consolidated Financial Statements on December 18, 2009. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

Allowances for Client Receivables and Unbilled Services

As of November 30, 2009 and August 31, 2009, total allowances for client receivables and unbilled services were $99,524 and $101,517, respectively.

Accumulated Depreciation

As of November 30, 2009 and August 31, 2009, total accumulated depreciation was $1,712,525 and $1,639,873, respectively.

Recently Adopted Accounting Pronouncements

On September 1, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the guidance on business combinations did not have a material impact on its Consolidated Financial Statements.

On September 1, 2009, the Company adopted guidance issued by the FASB on noncontrolling interests, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) to be presented as a separate component in the shareholders’ equity section of the consolidated balance sheet. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. For additional information, see Note 6 (Shareholders’ Equity) to these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

Basic Earnings per share

	Three Months Ended November 30,
	2009	2008
Net income available for Class A ordinary shareholders	$444,817	$479,866
Basic weighted average Class A ordinary shares	631,527,053	622,243,687

Basic earnings per share	$0.70	$0.77

Diluted Earnings per share

Net income available for Class A ordinary shareholders	$444,817	$479,866
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	73,981	108,133

Net income per share calculation	$518,798	$587,999

Basic weighted average Class A ordinary shares	631,527,053	622,243,687
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	105,009,653	140,192,669
Diluted effect of employee compensation related to Class A ordinary shares (2)	37,117,874	34,970,728
Diluted effect of employee share purchase plan related to Class A ordinary shares	41,843	178,954

Weighted average Class A ordinary shares	773,696,423	797,586,038

Diluted earnings per share	$0.67	$0.74

(1)	Diluted earnings per share assumes the redemption and exchange of all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, respectively, for Accenture plc Class A ordinary shares, on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests — other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

(2)	Fiscal 2009 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of an immaterial number of additional restricted share units to holders of restricted share units in connection with the payment of cash dividends.

3. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended November 30, 2009 and 2008 were 30.5% and 26.6%, respectively. The effective tax rate for the three months ended November 30, 2009 is higher than the effective tax rate for the three months ended November 30, 2008 primarily as a result of higher benefits related to final determinations and adjustments to prior-year tax liabilities recorded during the three months ended November 30, 2008.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

4. RESTRUCTURING AND REORGANIZATION COSTS, NET

Restructuring

The Company’s restructuring activity was as follows:

	2009 Workforce Realignment	2009 Space Abandonment	Other Space Abandonment (1)	Three Months Ended November 30, 2009
Restructuring liability, beginning of period	$142,068	$88,811	$34,764	$265,643
Payments made	(72,873)	(10,608)	(938)	(84,419)
Other (2)	(4,120)	2,165	755	(1,200)

Restructuring liability, end of period	$65,075	$80,368	$34,581	$180,024

(1)	Relates to 2002 and 2004 restructurings.

(2)	Other represents changes in estimates, imputed interest and foreign currency translation.

The restructuring liabilities as of November 30, 2009 were $180,024, of which $95,926 was included in Other accrued liabilities and $84,098 was included in Other non-current liabilities. The remaining workforce realignment liabilities will be paid under contracts of varying lengths. The remaining liabilities represent the net present value of estimated obligations for operating leases on abandoned office space.

Reorganization

In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of the Company’s shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. (Prior to fiscal 2005, the Company referred to its highest-level employees with the “partner” title and the Company continues to use the term “partner” to refer to these persons in certain situations related to its reorganization and the period prior to its incorporation.) The Company identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners who were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. When additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company has made and intends to make payments to reimburse certain costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s reorganization activity is as follows:

	Three Months Ended November 30,
	2009	2008
Reorganization liability, beginning of period	$296,104	$308,694
Final determinations	—	—
Changes in estimates	—	—

Benefits recorded	—	—
Interest expense accrued	3,565	3,105
Payments	—	—
Foreign currency translation adjustments	15,856	(36,645)

Reorganization liability, end of period	$315,525	$275,154

As of November 30, 2009, reorganization liabilities of $305,723 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,802 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of November 30, 2009, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which are expected to result in litigation. These individuals and the Company intend to vigorously defend their positions.

5. BUSINESS COMBINATIONS AND GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2009	Additions/ Adjustments	Foreign Currency Translation Adjustments	November 30, 2009
Communications & High Tech	$154,903	$(22)	$4,712	$159,593
Financial Services	140,364	(27)	1,626	141,963
Health & Public Service (1)	274,912	—	1,252	276,164
Products (1)	182,442	(48)	3,685	186,079
Resources	72,531	(3)	2,491	75,019

Total	$825,152	$(100)	$13,766	$838,818

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

6. SHAREHOLDERS’ EQUITY

Accenture plc

On September 1, 2009, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture plc issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable. As a result, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, which were redeemable for, at the Company’s election, cash or Accenture Ltd Class A common shares based on the market price of the Accenture Ltd Class A common shares at the time of the redemption, are now redeemable for, at the Company’s election, cash or Accenture plc Class A ordinary shares based on the market price of the Accenture plc Class A ordinary share at the time of redemption.

Equity of Subsidiaries Redeemable or Exchangeable for Accenture plc Class A Ordinary Shares

On November 16, 2009, the shareholders of Accenture SCA approved amendments to Accenture SCA’s articles of association that reclassified all of the Class II common shares and Class III common shares (including the Class III letter shares) of Accenture SCA that were held by the Company into Class I common shares. The Class I common shares into which these Class II and III common shares were reclassified have the same rights as the Class I common shares that existed prior to November 16, 2009, including being entitled to the payment of cash dividends.

Material Transactions Affecting Shareholders’ Equity

The Company’s shareholders’ equity activity for the three months ended November 30, 2009 was as follows:

	Ordinary Shares, Restricted Share Units and Additional Paid-in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests (1)	Total Shareholders’ Equity
Balance as of August 31, 2009 (As reported)	$870,716	$(1,755,446)	$3,998,501	$(227,178)	$2,886,593	$587,191	$3,473,784
Adoption of FASB guidance on noncontrolling interests (1)			(51,372)		(51,372)	(36,206)	(87,578)

Balance as of August 31, 2009 (As adjusted)	870,716	(1,755,446)	3,947,129	(227,178)	2,835,221	550,985	3,386,206
Net income			444,817		444,817	79,981	524,798
Other comprehensive income, net of tax and reclassification adjustments				115,572	115,572	20,967	136,539
Purchases of shares (2)	(178,035)	(69,608)	(142,977)		(390,620)	(60,650)	(451,270)
Share transactions related to employee share programs, net	94,901	152,732			247,633	20,332	267,965
Dividends (3)	34,500		(505,374)		(470,874)	(80,568)	(551,442)
Other, net	26,437		1,081		27,518	(26,437)	1,081

Balance as of November 30, 2009	$848,519	$(1,672,322)	$3,744,676	$(111,606)	$2,809,267	$504,610	$3,313,877

(1)	The Company adopted guidance on noncontrolling interests on September 1, 2009 and as a result the Company decreased Retained earnings by $51,372 and Noncontrolling interests by $36,206 related to the fair value of its Avanade Inc. subsidiary’s (“Avanade”) redeemable common stock and the intrinsic value of the options on redeemable common stock as of August 31, 2009 which are now classified as Other accrued liabilities. For additional information, see Note 9 (Commitments and Contingencies) to these Consolidated Financial Statements.

(2)	During the three months ended November 30, 2009, the Company repurchased 250,000 Class A ordinary shares for $9,327 in the open market; acquired primarily via share withholding 1,721,401 Class A ordinary shares for $60,284; and repurchased 9,851,934 Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for $381,659.

(3)	On November 16, 2009, a cash dividend of $0.75 per share was paid on Accenture plc’s Class A ordinary shares to shareholders of record at the close of business on October 16, 2009, resulting in a cash outlay of $470,874. On November 16, 2009, a cash dividend of $0.75 per share was also paid on Accenture SCA Class I common shares and on Accenture Canada Holdings Inc. exchangeable shares, in each case to shareholders of record at the close of business on October 13, 2009, resulting in cash outlays of $78,953 and $1,615, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Diluted weighted average Accenture plc Class A ordinary share amounts have been restated for all periods presented to reflect this issuance.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

On September 30, 2009, the Board of Directors of Accenture plc approved $4,000,000 in additional share repurchase authority, bringing the Company’s total outstanding authority to approximately $4,851,725. As of November 30, 2009, the Company’s aggregate available authorization was $4,460,739 for its publicly announced open-market share purchase program and the other share purchase programs.

The components of comprehensive income are as follows:

	November 30, 2009	November 30, 2008
Net income attributable to Accenture plc	$444,817	$479,866
Unrealized gains (losses) on cash flow hedges, net of tax	13,921	(29,254)
Unrealized losses on marketable securities, net	(79)	(538)
Foreign currency translation adjustments, net of tax	99,811	(237,694)
Defined benefit plans, net of tax	1,919	(233)

Comprehensive income attributable to Accenture plc	560,389	212,147
Comprehensive income attributable to noncontrolling interests	100,948	52,638

Total comprehensive income	$661,337	$264,785

The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, in Accumulated other comprehensive loss is as follows:

	November 30, 2009	November 30, 2008
Net unrealized (losses) gains on cash flow hedges, net of tax, beginning of period	$(10,575)	$11,381
Change in fair value, net of tax	16,500	(40,816)
Reclassification adjustments into earnings, net of tax	(418)	5,092

Net unrealized gains (losses) on cash flow hedges, net of tax, end of period	$5,507	$(24,343)

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $23,708 as of November 30, 2009. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of November 30, 2009 was $10,662.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	November 30, 2009		August 31, 2009
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$1,780,132	$12,422	$1,913,263	$(17,018)
To sell	95,877	624	106,962	(403)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of November 30, 2009, the Company held no derivatives that were designated as fair value or net investment hedges.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amount reclassified into Cost of services for the three months ended November 30, 2009 was a gain of $418, net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for the three months ended was not material. As of November 30, 2009, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $5,507 net of taxes, of which $4,457 is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during the three months ended November 30, 2009.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

November 30, 2009
Assets
Other current assets	$12,729
Other non-current assets	2,816

Total	$15,545

Liabilities
Other accrued liabilities	$6,741
Other non-current liabilities	1,287

Total	$8,028

Other Derivatives

The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statement and was a net gain of $73,493 for the three months ended November 30, 2009.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

November 30, 2009
Other current assets	$8,163
Other accrued liabilities	2,634

For additional information related to derivative financial instruments, see Note 6 (Shareholders’ Equity) and Note 8 (Fair Value Measurements) to these Consolidated Financial Statements.

8. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$5,056	$—	$5,056
Investments	—	8,713	—	8,713
Derivative financial instruments	—	23,708	—	23,708

Total	$—	$37,477	$—	$37,477

Liabilities
Derivative financial instruments	$—	$10,662	$—	$10,662

9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may be required to purchase substantially all of the remaining outstanding shares of Avanade not owned by the Company at fair value if certain events occur. Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. The Company has reflected the fair value of Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheets as of November 30, 2009 and August 31, 2009.

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

As of November 30, 2009 and August 31, 2009, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $570,000 and $508,000, respectively, of which all but approximately $25,000 and $24,000, respectively, may be recovered from the other third parties if the Company is obligated to

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of November 30, 2009, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

10. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2009		2008
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$1,159,313	$144,380	$1,363,818	$179,156
Financial Services	1,104,037	194,867	1,238,078	157,239
Health & Public Service (1)	946,512	134,962	943,334	126,447
Products (1)	1,204,060	116,034	1,384,962	189,668
Resources	964,163	156,165	1,079,228	162,262
Other	4,447	—	10,077	—

Total	$5,382,532	$746,408	$6,019,497	$814,772

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2009, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2009.

We use the terms “Accenture,” “we,” “our Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2009” means the 12-month period that ended on August 31, 2009. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain a favorable utilization rate.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•

Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

•	Our alliance relationships may not be successful.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached.

•	Our profitability could suffer if we are not able to control our costs.

•	If we are unable to keep our supply of skills and resources in balance with client demand, our business and financial results may be adversely affected.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Legislative or regulatory action could materially and adversely affect us.

•	We may be subject to criticism and negative publicity related to our incorporation in Ireland.

•	If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

•	We may not be successful at identifying, acquiring or integrating other businesses or technologies.

•	Consolidation in the industries that we serve could adversely affect our business.

•	Our ability to attract and retain business may depend on our reputation in the marketplace.

•

Our share price has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.

•	Our share price could be adversely affected if we are unable to maintain effective internal controls.

•

We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Irish law differs from the laws in effect in the United States and might afford less protection to shareholders.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009 and Item 1A, “Risk Factors” in this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements.

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

In the first quarter of fiscal 2010, many of the industries and geographies where we operate continued to be adversely impacted by the economic downturn which began to impact our business in fiscal 2009. Our clients continue to remain cautious in terms of initiating new projects, which is impacting revenues in our consulting and outsourcing businesses. These changing demand patterns had an adverse effect on our new contract bookings and revenue growth, compared to the prior fiscal year. Looking forward, based on current demand, we expect some moderation of this adverse effect in certain areas of our business.

Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2010 were $5.38 billion, compared with $6.02 billion in the first quarter of fiscal 2009, a decrease of 11% in U.S. dollars and 12% in local currency.

In our consulting business, net revenues for the first quarter of fiscal 2010 were $3.12 billion, compared with $3.66 billion for the first quarter of fiscal 2009, a decrease of 15% in U.S. dollars and 16% in local currency. The contraction in our consulting revenues year over year reflects the continued impact of lower client demand for consulting services that began in January 2009. Many clients continue to focus on initiatives designed to deliver near- and medium-term cost savings and performance improvement. Some clients remain cautious and are seeking flexibility in launching new large consulting commitments by shifting to a more phased approach to contracting work. At certain clients, the pace of on-going projects continues to be at a lower level than the first quarter of fiscal 2009, as clients remain focused on managing scope. In addition, we are experiencing pricing pressures from some clients and in response, where practical, have shifted to lower-cost resources at reduced price levels, particularly in our systems integration business. Although the changes and challenges in the last year have been significant, market demand has recently improved in certain areas of our consulting business.

In our outsourcing business, net revenues for the first quarter of fiscal 2010 were $2.26 billion, compared with $2.36 billion for the first quarter of fiscal 2009, a decrease of 4% in U.S. dollars and a decrease of 5% in local currency. The higher volume of contract terminations and restructuring that affected our business after the first quarter of fiscal 2009 continued to adversely impact our outsourcing revenue growth in the first quarter of fiscal 2010, primarily in Financial Services, and to a lesser extent in Communications & High Tech and Resources. In addition, our outsourcing revenue continued to be affected by our clients’ needs to reduce overall costs through shifting to lower-cost resources at reduced price levels; fewer scope expansions on existing contracts; and contracts operating at lower volume levels. In the near term, we expect these trends to continue to be reflected in year over year comparisons.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. In the first quarter of fiscal 2010 the U.S. dollar weakened against many currencies and resulted in a favorable currency translation and a U.S. dollar revenue decline that was approximately 1% better than our results in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2010, we estimate the foreign-exchange impact on our full fiscal 2010 revenue growth will be approximately 5% higher growth in U.S. dollars, compared with our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable consulting work. Utilization for the first quarter of fiscal 2010 was approximately 88%, up from 86% for the fourth quarter of fiscal 2009 and above our target range. This strong utilization reflects a higher than expected demand for resources in our Global Delivery Network as well as in certain countries in the Asia Pacific region. We are actively hiring in these markets to meet current and future demand. Utilization for the first quarter of fiscal 2009 was approximately 83%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also include reorganization costs and benefits, which vary substantially from year to year, and were immaterial for both the first quarter of fiscal 2010 and 2009.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2010 was 33.1% compared with 31.4% for the first quarter of fiscal 2009. As more fully discussed below, the primary driver of the improvement in gross margin is the redirection of resource capacity to sales and marketing activities from cost of services related activities, such as training, recruiting and other administrative tasks. In addition, improved outsourcing contract profitability was offset by declines in consulting contract profitability, including delivery inefficiencies on a small number of contracts.

Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. We aggressively plan and manage our payroll costs and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have maintained our headcount at approximately 176,000 as of November 30, 2009, compared with approximately 177,000 as of August 31, 2009. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2010 was 12%, compared to 13% in the first quarter of fiscal 2009. We evaluate voluntary attrition, use involuntary terminations and carefully monitor levels of new hiring as a means to keep our supply of skills and resources in balance with client demand. Our margins could be adversely affected if we are unable to manage headcount, attrition and severance costs, recover increases in compensation and/or effectively assimilate and utilize new employees.

Sales and marketing and general and administrative costs as a percentage of net revenues were 19.2% for the first quarter of fiscal 2010, compared with 17.8% for the first quarter of fiscal 2009. In the first quarter of fiscal 2010, we directed a higher percentage of resource capacity to selling and other business-development activities and we streamlined our approach to capturing time spent on business-development activities. The combination of these two factors has resulted in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. We have not reclassified fiscal 2009 amounts to conform to the fiscal 2010 presentation, as it would be impractical to do so. In addition, in the first quarter of fiscal 2009, we recorded a bad debt provision of $72 million, which reflected our best estimate of collectibility risks on outstanding receivables, particularly from clients in high-risk industries or with potential liquidity issues.

Operating income for the first quarter of fiscal 2010 was $746 million, compared with $815 million for the first quarter of fiscal 2009. Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2010 was 13.9%, compared with 13.5% for the first quarter of fiscal 2009.

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

Bookings and Backlog

New contract bookings for the first quarter of fiscal 2010 were $5.53 billion, with consulting bookings of $3.51 billion and outsourcing bookings of $2.02 billion.

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

Revenues by Segment/Operating Group

Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.

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

Results of Operations for the Three Months Ended November 30, 2009 Compared to the Three Months Ended November 30, 2008

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase (Decrease) US$	Percent Decrease Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,
	2009	2008			2009	2008
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,159	$1,364	(15%)	(17%)	22%	23%
Financial Services	1,104	1,238	(11)	(12)	20	20
Health & Public Service (1)	947	943	—	—	18	16
Products (1)	1,204	1,385	(13)	(14)	22	23
Resources	964	1,079	(11)	(12)	18	18
Other	4	10	n/m	n/m	—	—

TOTAL NET REVENUES (2)	5,383	6,019	(11%)	(12%)	100%	100%

Reimbursements	365	451	(19)

TOTAL REVENUES (2)	$5,748	$6,471	(11%)

GEOGRAPHIC REGIONS
Americas	$2,229	$2,576	(13%)	(14%)	42%	43%
EMEA (3)	2,550	2,873	(11)	(12)	47	48
Asia Pacific	603	570	6	(2)	11	9

TOTAL NET REVENUES (2)	$5,383	$6,019	(11%)	(12%)	100%	100%

TYPE OF WORK
Consulting	$3,120	$3,657	(15%)	(16%)	58%	61%
Outsourcing	2,262	2,362	(4)	(5)	42	39

TOTAL NET REVENUES (2)	$5,383	$6,019	(11%)	(12%)	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

Consulting and outsourcing net revenues both declined in local currency compared to the first quarter of fiscal 2009, with consulting declines of 16% in local currency and outsourcing declines of 5% in local currency. The following discusses specifics by operating group:

•

Communication & High Tech net revenues decreased 17% in local currency. Consulting revenues declined significantly in local currency due to declines across all industry groups in all geographic regions. Outsourcing revenues declined in local currency, driven by a decline in Communications across all geographic regions. Clients continue to be very cautious in initiating new work and expanding the scope on existing projects. Also, client strategy changes which began in fiscal 2009, particularly in Communications, resulted in a number of contract modifications, which had a negative impact on revenues in the first quarter of fiscal 2010 and will continue to have a negative impact on our revenue growth in the near term.

•

Financial Services net revenues decreased 12% in local currency. Consulting revenues declined in local currency, primarily due to declines in Banking in the EMEA region and in Capital Markets in the Americas region and in Insurance in the EMEA and America regions. These declines were partially offset by consulting growth in Banking in the Americas and Asia Pacific regions. Outsourcing revenues declined significantly in local currency, primarily due to declines in Banking and Capital Markets in the EMEA and America regions. Client consolidations and strategy changes that resulted in contract terminations in fiscal 2009 continued to have a negative impact on our outsourcing revenues in the first quarter of fiscal 2010 and we expect this trend to continue in the near term.

•

Health & Public Service net revenues were flat in local currency. Consulting revenues declined slightly in local currency, primarily driven by a decline in Health across all geographic regions and flat growth in Public Service in the Americas region due to the impact of a few contract delivery inefficiencies as well as slower growth in consulting projects. This was partially offset by growth in Public Service in the EMEA region. Outsourcing revenues increased modestly in local currency, primarily driven by growth in Health in the Americas region, partially offset by a decline in Public Service in the Americas region.

•

Products net revenues decreased 14% in local currency. Consulting revenues declined significantly in local currency, primarily due to significant declines in the EMEA region across all industry groups and the Americas region across all industry groups except Consumer Goods & Services. The consulting revenue decline reflects a continuation of the more conservative spending patterns of our clients which began in the second quarter of fiscal 2009. In addition, consulting revenues were negatively impacted by a significant reduction in revenues at two large clients as a result of completing several large projects and transitioning from front end consulting to outsourcing services. Outsourcing revenues increased modestly in local currency, primarily driven by growth in Consumer Goods & Services and Life Sciences across all geographic regions and in Industrial Equipment in the EMEA region, partially offset by a decline in Retail across all geographic regions.

•

Resources net revenues decreased 12% in local currency. Consulting revenues declined significantly in local currency, primarily driven by declines in Utilities across all geographic regions and in Natural Resources and Chemicals in the Americas and EMEA regions. Consulting revenues were impacted by our clients’ continued caution in launching new programs as well as their focus on slowing the pace of existing projects. Outsourcing revenues decreased slightly in local currency, primarily driven by contracts operating at lower volume levels in Chemicals in the Americas region and contract restructuring in Utilities in the Americas and EMEA regions, offset by growth in Natural Resources in the Asia Pacific region.

In the Americas region, net revenues for the first quarter of fiscal 2010 were $2,229 million, compared with $2,576 million for the first quarter of fiscal 2009, a decrease of 13% in U.S. dollars and 14% in local currency. In general, we experienced declines in local currency across the Americas region, driven by declines in the U.S. and Brazil.

In the EMEA region, net revenues for the first quarter of fiscal 2010 were $2,550 million, compared with $2,873 million for the first quarter of fiscal 2009, a decrease of 11% in U.S. dollars and 12% in local currency. In general, we experienced declines in local currency across much of the EMEA region, led by decreases in Spain, Italy, the Netherlands, France and Belgium.

In the Asia Pacific region, net revenues for the first quarter of fiscal 2010 were $603 million, compared with $570 million for the first quarter of fiscal 2009, an increase of 6% in U.S. dollars and a decrease of 2% in local currency. We experienced a decline in local currency in Japan. This decline was partially offset by strong growth in Singapore and Malaysia.

Operating Expenses

Operating expenses for the first quarter of fiscal 2010 were $5,001 million, a decrease of $655 million, or 12%, from the first quarter of fiscal 2009, and decreased as a percentage of revenues to 87.0% from 87.4% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2010 were $4,636 million, a decrease of $569 million, or 11%, from the first quarter of fiscal 2009, and decreased as a percentage of net revenues to 86.1% from 86.5% during this period.

Cost of Services

Cost of services for the first quarter of fiscal 2010 was $3,964 million, a decrease of $619 million, or 14%, from the first quarter of fiscal 2009, and decreased as a percentage of revenues to 69.0% from 70.8% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2010 was $3,599 million, a decrease of $533 million, or 13%, from the first quarter of fiscal 2009, and decreased as a percentage of net revenues to 66.9% from 68.6% during this period. Gross margin for the first quarter of fiscal 2010 increased to 33.1% from 31.4% over this period. For additional information on Gross margin see “—Overview.”

Sales and Marketing

Sales and marketing expense for the first quarter of fiscal 2010 was $622 million, an increase of $59 million, or 10%, over the first quarter of fiscal 2009, and increased as a percentage of net revenues to 11.6% from 9.4% over this period. This increase was primarily driven by increased selling and other business-development activities. See “—Overview.”

General and Administrative Costs

General and administrative costs for the first quarter of fiscal 2010 were $412 million, a decrease of $95 million, or 19%, from the first quarter of fiscal 2009, and decreased as a percentage of net revenues to 7.7% from 8.4% during this period. This decrease was primarily due to the bad debt provision of $72 million recorded in the first quarter of fiscal 2009.

Operating Income and Operating Margin

Operating income for the first quarter of fiscal 2010 was $746 million, a decrease of $68 million, or 8%, from the first quarter of fiscal 2009, and increased as percentage of net revenues to 13.9% from 13.5% over this period. Operating income and operating margin for each of the operating groups was as follows:

	Three Months Ended November 30,				Increase (Decrease)
	2009		2008
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions)
Communications & High Tech	$144	12%	$179	13%	$(35)
Financial Services	195	18	157	13	38
Health & Public Service (1)	135	14	126	13	9
Products (1)	116	10	190	14	(74)
Resources	156	16	162	15	(6)

Total (2)	$746	13.9%	$815	13.5%	$(68)

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

The contraction in our consulting revenues, due to the continuing global economic downturn, has resulted in lower operating income during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. In addition, during the first quarter of fiscal 2009 each operating group recorded a portion of the $72 million bad debt provision. The operating group commentary below provides additional insight into operating group performance and operating margin for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, exclusive of this impact.

•	Communications & High Tech operating income decreased primarily due to revenue declines as well as higher selling costs as a percentage of net revenues.

•

Financial Services operating income and margin increased, primarily due to improved utilization and an increased proportion of high-margin consulting contracts, partially offset by outsourcing and consulting revenue declines.

•	Health & Public Service operating income remained flat primarily due to delivery inefficiencies on a few contracts, offset by higher outsourcing revenue and improved outsourcing margins.

•

Products operating income decreased due to a decline in higher margin consulting revenues, delivery inefficiencies on a few contracts and higher selling costs as a percentage of net revenues, partially offset by improved outsourcing contract margins.

•	Resources operating income decreased due to revenue declines and higher selling costs as a percentage of net revenues.

Interest Income

Interest income for the first quarter of fiscal 2010 was $7 million, a decrease of $15 million, or 69%, from the first quarter of fiscal 2009. The decrease was primarily due to lower interest rates.

Other Income, net

Other income, net for the first quarter of fiscal 2010 was $6 million, an increase of $32 million over the first quarter of fiscal 2009. The change was driven by significant foreign exchange losses during the first quarter of fiscal 2009.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2010 was 30.5%, compared with 26.6% for the first quarter of fiscal 2009. The effective tax rate for the first quarter of fiscal 2010 is higher than the effective tax rate for the first quarter of fiscal 2009 primarily as a result of higher benefits related to final determinations and adjustments to prior-year tax liabilities recorded during the first quarter of fiscal 2009.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2010 annual effective tax rate to be in the range of 30% to 32%. The fiscal 2009 annual effective tax rate was 27.6%.

Noncontrolling Interests

Noncontrolling interests for the first quarter of fiscal 2010 was $80 million, a decrease of $33 million, or 29%, from the first quarter of fiscal 2009. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 14% for the first quarter of fiscal 2010 from 18% for the first quarter of fiscal 2009 and a decrease in Net income before noncontrolling interests of $68 million.

Earnings Per Share

Diluted earnings per share were $0.67 for the first quarter of fiscal 2010, compared with $0.74 for the first quarter of fiscal 2009. The $0.07 decrease in our earnings per share was primarily due to: decreases of $0.07 from lower revenues and operating income in local currency and $0.04 from a higher effective tax rate. These decreases were partially offset by increases of $0.02 from lower weighted average shares outstanding and $0.01 from favorable foreign currency exchange rates, compared with the first quarter of fiscal 2009, and an increase of $0.01 from non-operating items. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

As of November 30, 2009, cash and cash equivalents totaled $4.0 billion, compared with $4.5 billion as of August 31, 2009, a decrease of approximately $500 million.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,		Change (1)
	2009	2008
		(in millions)
Net cash provided by (used in):
Operating activities	$219	$468	$(249)
Investing activities	(29)	(60)	30
Financing activities	(832)	(928)	96
Effect of exchange rate changes on cash and cash equivalents	100	(300)	401

Net decrease in cash and cash equivalents	$(542)	$(820)	$277

(1)	May not total due to rounding.

Operating Activities. The $249 million decrease in cash provided by operating activities was primarily due to an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), other changes in operating assets and liabilities and lower net income.

Investing Activities. The $30 million decrease in cash used was primarily due to a decrease in spending on property and equipment partially offset by a decrease in the proceeds from maturities and sales of available-for-sale investments.

Financing Activities. The $96 million decrease in cash used was primarily due to a decrease in net share repurchases, partially offset by an increase in cash dividends paid. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of November 30, 2009, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	—
Local guaranteed and non-guaranteed lines of credit	193	—

Total	$1,743	$—

Under the borrowing facilities described above, we had an aggregate of $171 million of letters of credit outstanding as of November 30, 2009. In addition, we had total outstanding debt of $3 million as of November 30, 2009.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

On September 30, 2009, the Board of Directors of Accenture plc approved $4.0 billion in additional share repurchase authority, bringing Accenture’s total outstanding authority to approximately $4.9 billion. During the first quarter of fiscal 2010, Accenture repurchased or redeemed 11,823,335 shares for a total of $451 million, including $9 million for 250,000 shares repurchased in the open market. As of November 30, 2009, Accenture’s aggregate available authorization was approximately $4,461 million for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.

For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2010, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 9 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Recently Adopted Accounting Pronouncements

On September 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the guidance on business combinations did not have a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

On September 1, 2009, we adopted guidance issued by the FASB on noncontrolling interests, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest, to be presented as a separate component in the shareholders’ equity section of the consolidated balance sheet. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

New Accounting Pronouncements

In September 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of allocation in previous guidance and requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price. The new guidance requires that a vendor use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third party evidence, respectively, do not exist as estimates of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact of this new guidance, but do not expect a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

As previously reported, in April 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint as amended alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The suit alleges that these amounts and relationships were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. While the complaint does not allege damages with specificity, the amount sought by the DOJ will depend on the theories it pursues, and could be significant. The suit could lead to other related proceedings and actions by various agencies of the U.S. government, including potential suspension or debarment proceedings. We intend to defend such matters vigorously and do not believe they will have a material impact on our results of operations or financial condition. The DOJ has advised that the previously disclosed additional investigation has now been closed.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended August  31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions)
September 1, 2009 — September 30, 2009
Class A ordinary shares	101	$ 33.86	—	$4,852
Class X ordinary shares	—	—	—	—
October 1, 2009 — October 31, 2009
Class A ordinary shares	1,599,271	$ 34.84	—	$4,678
Class X ordinary shares	3,630,852	$0.0000225	—	—
November 1, 2009 — November 30, 2009
Class A ordinary shares	372,029	$ 37.34	250,000	$4,461
Class X ordinary shares	4,493,318	$0.0000225	—	—
Total
Class A ordinary shares (4)	1,971,401	$ 35.31	250,000
Class X ordinary shares (5)	8,124,170	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the three months ended November 30, 2009, we repurchased 250,000 Accenture plc Class A ordinary shares under this program for an aggregate price of $9.3 million. The open-market purchase program does not have an expiration date.

(3)	As of November 30, 2009, our aggregate available authorization for share repurchases and redemptions was $4,461 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. As of November 30, 2009, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for repurchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the three months ended November 30, 2009, Accenture purchased 1,721,401 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans.

(5)	During the first quarter of fiscal 2010, we redeemed 8,124,170 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the first quarter of fiscal 2010. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
Accenture SCA
September 1, 2009 — September 30, 2009
Class I common shares	—	—	—	—
October 1, 2009 — October 31, 2009
Class I common shares	4,510,687	$38.36	—	—
November 1, 2009 — November 30, 2009
Class I common shares	5,335,347	$39.06	—	—
Total
Class I common shares (3)	9,846,034	$38.74	—	—
Accenture Canada Holdings Inc.
September 1, 2009 — September 30, 2009
Exchangeable shares	—	—	—	—
October 1, 2009 — October 31, 2009
Exchangeable shares	5,900	$39.20	—	—
November 1, 2009 — November 30, 2009
Exchangeable shares	—	—	—	—
Total
Exchangeable shares (3)	5,900	$39.20	—	—

(1)	During the first quarter of fiscal 2010, we acquired a total of 9,846,034 Accenture SCA Class I common shares and 5,900 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(3)	As of November 30, 2009, our aggregate available authorization for share purchases and redemptions was $4,461 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 16, 2009

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2009 and 2008, (iii) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2009 and 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 18, 2009

ACCENTURE PLC

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer