Form 10-Q
period 2010-02-28
Accenture plc
filed 2010-03-26
CIK 1467373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-34448

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

The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 19, 2010 was 637,016,143 (which number does not include 51,957,902 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 19, 2010 was 72,972,360.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE PLC

CONSOLIDATED BALANCE SHEETS

February 28, 2010 and August 31, 2009

(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,114,751	$4,541,662
Short-term investments	7,323	7,904
Receivables from clients, net	2,470,983	2,251,341
Unbilled services, net	1,118,919	1,110,444
Deferred income taxes, net	499,068	479,662
Other current assets	563,408	599,501

Total current assets	8,774,452	8,990,514

NON-CURRENT ASSETS:
Unbilled services, net	62,930	94,496
Investments	30,162	29,011
Property and equipment, net	646,727	701,144
Goodwill	813,783	825,152
Deferred contract costs	522,396	531,777
Deferred income taxes, net	716,368	745,228
Other non-current assets	323,270	338,412

Total non-current assets	3,115,636	3,265,220

TOTAL ASSETS	$11,890,088	$12,255,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$206	$594
Accounts payable	683,632	717,379
Deferred revenues	1,796,394	1,725,179
Accrued payroll and related benefits	2,137,896	2,423,883
Accrued consumption taxes	258,022	231,501
Income taxes payable	230,376	261,058
Deferred income taxes, net	22,990	21,053
Other accrued liabilities	679,703	858,312

Total current liabilities	5,809,219	6,238,959

NON-CURRENT LIABILITIES:
Long-term debt	199	361
Deferred revenues relating to contract costs	497,460	536,065
Retirement obligation	685,971	678,333
Deferred income taxes, net	74,849	71,941
Income taxes payable	1,168,266	1,102,589
Other non-current liabilities	213,221	241,280

Total non-current liabilities	2,639,966	2,630,569

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 688,706,761 and 677,019,865 shares issued as of February 28, 2010 and August 31, 2009, respectively	16	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 72,972,360 and 89,918,808 issued and outstanding as of February 28, 2010 and August 31, 2009, respectively	2	2
Restricted share units	862,929	870,699
Additional paid-in capital	—	—
Treasury shares, at cost, 52,125,477 and 54,063,555 shares as of February 28, 2010 and August 31, 2009, respectively	(1,736,582)	(1,755,446)
Retained earnings	4,031,834	3,947,129
Accumulated other comprehensive loss	(198,703)	(227,178)

Total Accenture plc shareholders’ equity	2,959,496	2,835,221
Noncontrolling interests	481,407	550,985

Total shareholders’ equity	3,440,903	3,386,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,890,088	$12,255,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED INCOME STATEMENTS

Three and Six Months Ended February 28, 2010 and 2009

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
REVENUES:
Revenues before reimbursements (“Net revenues”)	$5,176,438	$5,266,324	$10,558,970	$11,285,821
Reimbursements	361,385	391,239	726,540	842,350

Revenues	5,537,823	5,657,563	11,285,510	12,128,171
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,486,107	3,643,999	7,084,685	7,775,688
Reimbursable expenses	361,385	391,239	726,540	842,350

Cost of services	3,847,492	4,035,238	7,811,225	8,618,038
Sales and marketing	623,386	519,226	1,245,246	1,082,418
General and administrative costs	413,335	438,641	825,456	945,380
Reorganization costs (benefits), net	2,637	(13,009)	6,202	(9,904)

Total operating expenses	4,886,850	4,980,096	9,888,129	10,635,932

OPERATING INCOME	650,973	677,467	1,397,381	1,492,239
(Loss) gain on investments, net	(302)	(119)	32	1,241
Interest income	7,029	11,155	13,974	33,351
Interest expense	(4,519)	(3,214)	(9,000)	(6,614)
Other (expense) income, net	(13,791)	13,673	(7,892)	(12,734)

INCOME BEFORE INCOME TAXES	639,390	698,962	1,394,495	1,507,483
Provision for income taxes	177,511	196,554	407,818	411,842

NET INCOME	461,879	502,408	986,677	1,095,641
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(58,470)	(87,335)	(132,451)	(195,468)
Net income attributable to noncontrolling interests – other	(3,649)	(3,637)	(9,649)	(8,871)

NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$399,760	$411,436	$844,577	$891,302

Weighted average Class A ordinary shares:
Basic	638,695,204	620,461,500	635,092,477	621,322,235
Diluted	768,453,497	787,147,545	770,691,181	792,459,262
Earnings per Class A ordinary share:
Basic	$0.63	$0.66	$1.33	$1.43
Diluted	$0.60	$0.63	$1.27	$1.37
Cash dividends per share	$—	$—	$0.75	$0.50

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED CASH FLOWS STATEMENTS

Six Months Ended February 28, 2010 and 2009

(In thousands of U.S. dollars)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$986,677	$1,095,641
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	233,416	254,632
Reorganization costs (benefits), net	6,202	(9,904)
Share-based compensation expense	219,416	222,100
Deferred income taxes, net	(4,561)	(35,897)
Other, net	23,839	44,809
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(266,910)	316,616
Unbilled services, current and non-current	(20,221)	93,971
Other current and non-current assets	(28,799)	(42,033)
Accounts payable	(29,812)	(269,106)
Deferred revenues, current and non-current	158,184	(56,978)
Accrued payroll and related benefits	(247,808)	(447,733)
Income taxes payable, current and non-current	26,848	17,497
Other current and non-current liabilities	(177,379)	(84,846)

Net cash provided by operating activities	879,092	1,098,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	6,352	11,577
Purchases of available-for-sale investments	(6,800)	(1,118)
Proceeds from sales of property and equipment	2,186	1,669
Purchases of property and equipment	(78,863)	(124,489)
Purchases of businesses and investments, net of cash acquired	(89)	(2,806)
Proceeds from sale of business, net of cash transferred	—	2,163

Net cash used in investing activities	(77,214)	(113,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	242,372	212,287
Purchases of shares	(885,527)	(1,046,771)
Repayments of long-term debt, net	(549)	(1,445)
Repayments of short-term borrowings, net	—	(4,775)
Cash dividends paid	(551,442)	(378,446)
Excess tax benefits from share-based payment arrangements	33,706	33,017
Other, net	(13,149)	(41,736)

Net cash used in financing activities	(1,174,589)	(1,227,869)
Effect of exchange rate changes on cash and cash equivalents	(54,200)	(382,656)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(426,911)	(624,760)
CASH AND CASH EQUIVALENTS, beginning of period	4,541,662	3,602,760

CASH AND CASH EQUIVALENTS, end of period	$4,114,751	$2,978,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2009. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.

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

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

Allowances for Client Receivables and Unbilled Services

As of February 28, 2010 and August 31, 2009, total allowances for client receivables and unbilled services were $101,865 and $101,517, respectively.

Accumulated Depreciation

As of February 28, 2010 and August 31, 2009, total accumulated depreciation was $1,661,656 and $1,639,873, respectively.

Recently Adopted Accounting Pronouncements

On September 1, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the guidance on business combinations did not have a material impact on the Company’s Consolidated Financial Statements.

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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

Basic Earnings per share

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net income attributable to Accenture plc	$399,760	$411,436	$844,577	$891,302
Basic weighted average Class A ordinary shares	638,695,204	620,461,500	635,092,477	621,322,235

Basic earnings per share	$0.63	$0.66	$1.33	$1.43

Diluted Earnings per share

Net income attributable to Accenture plc	$399,760	$411,436	$844,577	$891,302
Noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	58,470	87,335	132,451	195,468

Net income per share calculation	$458,230	$498,771	$977,028	$1,086,770

Basic weighted average Class A ordinary shares	638,695,204	620,461,500	635,092,477	621,322,235
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	93,445,695	131,708,189	99,259,619	135,973,866
Diluted effect of employee compensation related to Class A ordinary shares (2)	36,082,504	34,572,542	36,160,660	34,711,773
Diluted effect of employee share purchase plan related to Class A ordinary shares	230,094	405,314	178,425	451,388

Weighted average Class A ordinary shares	768,453,497	787,147,545	770,691,181	792,459,262

Diluted earnings per share	$0.60	$0.63	$1.27	$1.37

(1)	Diluted earnings per share assumes the redemption of all Accenture SCA Class I common shares owned by holders of noncontrolling interests and the exchange of all Accenture Canada Holdings Inc. exchangeable shares, for Accenture plc Class A ordinary shares, on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests — other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

(2)	Fiscal 2009 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the payment of cash dividends.

3. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended February 28, 2010 and 2009 were 27.8% and 28.1%, respectively. The Company’s effective tax rates for the six months ended February 28, 2010 and 2009 were 29.2% and 27.3%, respectively. The effective tax rate for the three months ended February 28, 2010 includes lower benefits related to final determinations of prior year tax liabilities as compared with the second quarter of fiscal 2009. This was offset primarily by benefits related to changes in the geographic mix of income during the second quarter of fiscal 2010. The effective tax rate for the six months ended February 28, 2010 is higher than the effective tax rate for the six months ended February 28, 2009 primarily as a result of higher benefits related to final determinations and adjustments to prior-year tax liabilities recorded during the six months ended February 28, 2009.

4. RESTRUCTURING AND REORGANIZATION COSTS, NET

Restructuring

The Company’s restructuring activity was as follows:

	2009 Workforce Realignment	2009 Space Abandonment	Other Space Abandonment (1)	Six Months Ended February 28, 2010
Restructuring liability, beginning of period	$142,068	$88,811	$34,764	$265,643
Payments made	(105,598)	(17,874)	(2,077)	(125,549)
Other (2)	(7,434)	(2,294)	(350)	(10,078)

Restructuring liability, end of period	$29,036	$68,643	$32,337	$130,016

(1)	Relates to 2002 and 2004 restructurings.

(2)	Other represents changes in estimates, imputed interest and foreign currency translation.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The restructuring liabilities as of February 28, 2010 were $130,016, of which $57,102 was included in Other accrued liabilities and $72,914 was included in Other non-current liabilities. The Company expects to pay the remaining workforce realignment liabilities within 12 months. The remaining space abandonment liabilities represent the net present value of estimated obligations for operating leases on abandoned office space.

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

The Company’s reorganization activity is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Reorganization liability, beginning of period	$315,525	$275,154	$296,104	$308,694
Final determinations (1)	(743)	(23,479)	(743)	(23,479)
Changes in estimates	—	7,297	—	7,297

Benefits recorded	(743)	(16,182)	(743)	(16,182)
Interest expense accrued	3,380	3,173	6,945	6,278
Payments	—	—	—	—
Foreign currency translation adjustments	(30,044)	(3,791)	(14,188)	(40,436)

Reorganization liability, end of period	$288,118	$258,354	$288,118	$258,354

(1)	Includes final agreements with tax authorities and expirations of statues of limitations.

As of February 28, 2010, reorganization liabilities of $278,488 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,630 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of February 28, 2010, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which are expected to result in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

5. BUSINESS COMBINATIONS AND GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2009	Additions/ Adjustments	Foreign Currency Translation Adjustments	February 28, 2010
Communications & High Tech	$154,903	$—	$(4,486)	$150,417
Financial Services	140,364	9	(1,594)	138,779
Health & Public Service (1)	274,912	19	(2,052)	272,879
Products (1)	182,442	(25)	(3,112)	179,305
Resources	72,531	15	(143)	72,403

Total	$825,152	$18	$(11,387)	$813,783

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

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

Equity of Subsidiaries Redeemable or Exchangeable for Accenture plc Class A Ordinary Shares

On November 16, 2009, the shareholders of Accenture SCA approved amendments to Accenture SCA’s articles of association that reclassified all of the Class II common shares and Class III common shares (including the Class III letter shares) of Accenture SCA, which were all held by the Company, into Class I common shares. The Class I common shares into which these Class II and III common shares were reclassified have the same rights as the Class I common shares that existed prior to November 16, 2009, including being entitled to the payment of cash dividends.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Material Transactions Affecting Shareholders’ Equity

The Company’s shareholders’ equity activity for the six months ended February 28, 2010 was as follows:

	Ordinary Shares, Restricted Share Units and Additional Paid-in Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests (1)	Total Shareholders’ Equity
Balance as of August 31, 2009 (As reported)	$870,716	$(1,755,446)	$3,998,501	$(227,178)	$2,886,593	$587,191	$3,473,784
Adoption of FASB guidance on noncontrolling interests (1)			(51,372)		(51,372)	(36,206)	(87,578)

Balance as of August 31, 2009 (As adjusted)	870,716	(1,755,446)	3,947,129	(227,178)	2,835,221	550,985	3,386,206
Net income			844,577		844,577	142,100	986,677
Other comprehensive income, net of tax and reclassification adjustments				28,475	28,475	4,928	33,403
Purchases of shares (2)	(319,999)	(201,665)	(251,398)		(773,062)	(112,465)	(885,527)
Share transactions related to employee share programs, net	240,669	220,529			461,198	21,713	482,911
Dividends (3)	33,850		(504,724)		(470,874)	(80,568)	(551,442)
Other, net	37,711		(3,750)		33,961	(45,286)	(11,325)

Balance as of February 28, 2010	$862,947	$(1,736,582)	$4,031,834	$(198,703)	$2,959,496	$481,407	$3,440,903

(1)	The Company adopted guidance issued by the FASB on noncontrolling interests on September 1, 2009. As a result, the Company decreased Retained earnings by $51,372 and Noncontrolling interests by $36,206 related to the fair value of its Avanade Inc. subsidiary’s (“Avanade”) redeemable common stock and the intrinsic value of the options on redeemable common stock as of August 31, 2009, which are now classified as Other accrued liabilities. For additional information, see Note 9 (Commitments and Contingencies) to these Consolidated Financial Statements.

(2)	During the six months ended February 28, 2010, the Company repurchased in the open market 2,650,000 Class A ordinary shares for $106,075, acquired primarily via share withholding 2,565,432 Class A ordinary shares for $95,595; and repurchased 16,974,144 Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for $683,857.

(3)	On November 16, 2009, a cash dividend of $0.75 per share was paid on Accenture plc’s Class A ordinary shares to shareholders of record at the close of business on October 16, 2009, resulting in a cash outlay of $470,874. On November 16, 2009, a cash dividend of $0.75 per share was also paid on Accenture SCA Class I common shares and on Accenture Canada Holdings Inc. exchangeable shares, in each case to shareholders of record at the close of business on October 13, 2009, resulting in cash outlays of $78,953 and $1,615, respectively. The payment of the cash dividends also resulted in the issuance of additional restricted share units to holders of restricted share units. Diluted weighted average Accenture plc Class A ordinary share amounts have been restated for all periods presented to reflect this issuance.

On September 30, 2009, the Board of Directors of Accenture plc approved $4,000,000 in additional share repurchase authority, resulting in a total outstanding authority of approximately $4,851,725. As of February 28, 2010, the Company’s aggregate available authorization was $4,061,793 for its publicly announced open-market share purchase program and the other share purchase programs.

Other Share Redemptions

During the six months ended February 28, 2010, the Company issued 1,770,602 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007 (as amended September 1, 2009). The registration statement allows the Company, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

Subsequent Event

On March 23, 2010, the Board of Directors of Accenture plc declared a cash dividend of $0.375 per share on Accenture plc Class A ordinary shares for shareholders of record at the close of business on April 16, 2010. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.375 per share on its Class I common shares for shareholders of record at the close of business on April 13, 2010. Both dividends are payable on May 14, 2010.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Comprehensive Income

The components of comprehensive income are as follows:

	February 28, 2010	February 28, 2009
Net income attributable to Accenture plc	$844,577	$891,302
Unrealized gains (losses) on cash flow hedges, net of tax	20,269	(24,227)
Unrealized losses on marketable securities, net	(229)	(198)
Foreign currency translation adjustments, net of tax	4,768	(290,765)
Defined benefit plans, net of tax	3,667	(433)

Comprehensive income attributable to Accenture plc	873,052	575,679
Comprehensive income attributable to noncontrolling interests	147,028	137,113

Total comprehensive income	$1,020,080	$712,792

Comprehensive income for the three months ended February 28, 2010 and 2009 was $358,743 and $448,007, respectively.

The activity related to the change in net unrealized gains (losses) on cash flow hedges, net of tax, in Accumulated other comprehensive loss is as follows:

	February 28, 2010	February 28, 2009
Net unrealized (losses) gains on cash flow hedges, net of tax, beginning of period	$(10,575)	$11,381
Change in fair value, net of tax	26,578	(36,275)
Reclassification adjustments into earnings, net of tax	(3,470)	7,184

Net unrealized gains (losses) on cash flow hedges, net of tax, end of period	$12,533	$(17,710)

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $26,504 as of February 28, 2010. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of February 28, 2010 was $8,681.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	February 28, 2010		August 31, 2009
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$1,638,262	$17,235	$1,913,263	$(17,018)
To sell	364,032	588	106,962	(403)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of February 28, 2010, the Company held no derivatives that were designated as fair value or net investment hedges.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. Amounts reclassified into Cost of services for the three and six months ended February 28, 2010 were gains of $3,052 and $3,470, respectively, net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for the three and six months ended was not material. As of February 28, 2010, gains related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $12,533 net of taxes, of which $9,626 is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during the six months ended February 28, 2010.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

February 28, 2010
Assets
Other current assets	$18,232
Other non-current assets	4,599

Total	$22,831

Liabilities
Other accrued liabilities	$4,610
Other non-current liabilities	339

Total	$4,949

Other Derivatives

The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives are recorded in Other (expense) income, net in the Consolidated Income Statement and was a net loss of $(34,544) and net gain of $38,949, respectively, for the three and six months ended February 28, 2010.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

February 28, 2010
Other current assets	$3,673
Other accrued liabilities	3,732

For additional information related to derivative financial instruments, see Note 6 (Shareholders’ Equity) and Note 8 (Fair Value Measurements) to these Consolidated Financial Statements.

8. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2010 are as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$7,323	$—	$7,323
Investments	—	8,074	—	8,074
Derivative financial instruments	—	26,504	—	26,504

Total	$—	$41,901	$—	$41,901

Liabilities
Derivative financial instruments	$—	$8,681	$—	$8,681

9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may be required to purchase substantially all of the remaining outstanding shares of Avanade not owned by the Company at fair value if certain events occur. Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of February 28, 2010 and August 31, 2009, the Company has reflected the fair value of $91,328 and $87,578, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheets.

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

As of February 28, 2010 and August 31, 2009, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $500,000 and $508,000, respectively, of which all but approximately $21,000 and $24,000, respectively, may be recovered from the other third parties if the Company is obligated to

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of February 28, 2010, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

10. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended February 28,
	2010		2009
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$1,110,147	$141,633	$1,193,656	$152,152
Financial Services	1,076,879	185,015	1,040,705	96,168
Health & Public Service (1)	851,563	36,799	876,069	136,144
Products (1)	1,205,575	141,209	1,195,608	144,142
Resources	929,309	146,317	953,267	148,861
Other	2,965	—	7,019	—

Total	$5,176,438	$650,973	$5,266,324	$677,467

	Six Months Ended February 28,
	2010		2009
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$2,269,460	$286,013	$2,557,474	$331,308
Financial Services	2,180,916	379,882	2,278,783	253,407
Health & Public Service (1)	1,798,075	171,761	1,819,403	262,591
Products (1)	2,409,635	257,243	2,580,570	333,810
Resources	1,893,472	302,482	2,032,495	311,123
Other	7,412	—	17,096	—

Total	$10,558,970	$1,397,381	$11,285,821	$1,492,239

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

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

We use the term “in local currency” so that certain financial results may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of business performance. Financial results “in local currency” are calculated by restating current period activity into U.S. dollars using the comparable prior year period’s foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

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

In the first half of fiscal 2010, many of the industries and geographies where we operate continued to be impacted by the economic downturn that began to impact our business in January 2009. Some clients continued to remain cautious in terms of initiating new projects, which impacted revenues in our consulting and outsourcing businesses. These demand patterns had an adverse effect on revenues growth, compared with the first half of fiscal 2009. Looking forward, based on current demand and new contract bookings recorded in the second quarter of fiscal 2010, we expect growth to return in some areas of our business. We anticipate that the level of growth and degree of recovery will vary across our segments and between consulting and outsourcing services.

Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2010 were $5.18 billion, compared with $5.27 billion for the second quarter of fiscal 2009, a decrease of 2% in U.S. dollars and 8% in local currency. Net revenues for the six months ended February 28, 2010 were $10.56 billion, compared with $11.29 billion for the six months ended February 28, 2009, a decrease of 6% in U.S. dollars and 10% in local currency.

In our consulting business, net revenues for the second quarter of fiscal 2010 were $2.93 billion, compared with $3.03 billion for the second quarter of fiscal 2009, a decrease of 3% in U.S. dollars and 9% in local currency. Consulting net revenues for the six months ended February 28, 2010 were $6.05 billion, compared with $6.69 billion for the six months ended February 28, 2009, a decrease of 9% in U.S. dollars and 13% in local currency. The year-over-year contraction in our consulting revenues continues to reflect the impact of lower client demand for our consulting services that began in fiscal 2009. We continue to work with our clients to reduce their costs through increased use of lower-cost resources in our Global Delivery Network. This is resulting in work volume growing faster than revenues, a trend we expect to continue in the medium term. Some clients continue to focus on initiatives designed to deliver near- and medium-term cost savings and performance improvement, and some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting work. In addition, the pricing environment continues to remain competitive; however, there are signs of stabilization in some areas of our business. Although the changes and challenges in the last year have been significant, market demand has continued to improve in our consulting business. In the second quarter of fiscal 2010, and for the first time since the economic downturn began to adversely affect our business in the second quarter of fiscal 2009, the year-over-year decline in our consulting net revenues moderated, decreasing year over year in local currency at a rate lower than the year-over-year decline in the prior quarter.

In our outsourcing business, net revenues for the second quarter of fiscal 2010 were $2.24 billion, flat in U.S. dollars and a decrease of 6% in local currency, compared with the second quarter of fiscal 2009. Outsourcing net revenues for the six months ended February 28, 2010 were $4.51 billion, compared with $4.60 billion for the six months ended February 28, 2009, a decrease of 2% in U.S. dollars and 5% in local currency. The higher volume of contract terminations and restructurings that affected our business after the first quarter of fiscal 2009 continued to adversely impact our outsourcing revenue growth in the first half of fiscal 2010, primarily in Financial Services, and to a lesser extent in Communications & High Tech and Resources. In addition, our outsourcing revenues continued to be affected by our clients’ needs to reduce overall costs through shifting to lower-cost resources at reduced price levels; fewer scope expansions on existing contracts; and contracts operating at lower volume levels.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. In the first half of fiscal 2010, the U.S. dollar weakened against many currencies and resulted in a favorable currency translation and U.S. dollar revenue results that were approximately 6% and 4% better than our results in local currency for the second quarter of fiscal 2010 and the six months ended February 28, 2010, respectively. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2010, we estimate the foreign-exchange impact on our full fiscal 2010 revenue growth will be approximately 3% higher growth in U.S. dollars, compared with our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the second quarter of fiscal 2010 was approximately 88%, flat with the first quarter of fiscal 2010 and above our target range. This strong utilization continues to reflect increased demand for resources in our Global Delivery Network as well as an increase in demand in certain countries, including the United States. We are actively hiring to meet current and future demand. Utilization for the second quarter of fiscal 2009 was approximately 83%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2010 was 32.7%, compared with 30.8% for the second quarter of fiscal 2009. Gross margin for the six months ended February 28, 2010 was 32.9%, compared with 31.1% for the six months ended February 28, 2009. As discussed more fully below, the primary driver for the increase in gross margin in the first half of fiscal 2010 was a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities.

Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. We aggressively plan and manage our payroll costs and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we increased our headcount to approximately 181,000 as of February 28, 2010, compared with approximately 177,000 as of August 31, 2009. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2010 was 15%, compared with 12% in the first quarter of fiscal 2010 and 9% in the second quarter of fiscal 2009. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. Our ability to grow and our margins could be adversely affected if we are unable to recruit new employees with relevant skills, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Sales and marketing and general and administrative costs as a percentage of net revenues were 20.0% for the second quarter of fiscal 2010, compared with 18.2% for the second quarter of fiscal 2009. Sales and marketing and general and administrative costs as a percentage of net revenues were 19.6% for six months ended February 28, 2010, compared with 18.0% for the six months ended February 28, 2009. In the first half of fiscal 2010, we directed a higher percentage of resource capacity to selling and other business-development activities and we streamlined our approach to capturing time spent on business-development activities. The combination of these two factors has resulted in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. We have not reclassified fiscal 2009 amounts to conform to the fiscal 2010 presentation, as it would be impractical to do so. This increase in sales and marketing was partially offset by a decrease in general and administrative costs as a percentage of net revenues, primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009. In addition, in the first quarter of fiscal 2009, we recorded a bad debt provision of $72 million, which reflected our best estimate of collectibility risks on outstanding receivables, particularly from clients in high-risk industries or with potential liquidity issues.

Operating income for the second quarter of fiscal 2010 was $651 million, compared with $677 million for the second quarter of fiscal 2009. Operating income for the six months ended February 28, 2010 was $1,397 million, compared with $1,492 million for the six months ended February 28, 2009. Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2010 was 12.6%, compared with 12.9% for the second quarter of fiscal 2009. Operating margin for the six months ended February 28, 2010 was 13.2%, flat compared with the six months ended February 28, 2009.

Our Operating income and Earnings per share are also affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues by using currency protection provisions in our customer contracts and through our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for Net revenues.

Bookings and Backlog

New contract bookings for the second quarter of fiscal 2010 were $6.52 billion, with consulting bookings of $3.39 billion and outsourcing bookings of $3.13 billion. New contract bookings for the six months ended February 28, 2010 were $12.05 billion, with consulting bookings of $6.90 billion and outsourcing bookings of $5.15 billion.

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

Revenues by Segment/Operating Group

Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Health & Public Service (formed on September 1, 2009, by combining various healthcare-related components of our Products operating group with our Public Service operating group), Products and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.

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

Results of Operations for the Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended February 28,		Percent (Decrease) Increase US$	Percent Decrease Local Currency	Percent of Total Net Revenues for the Three Months Ended February 28,
	2010	2009			2010	2009
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,110	$1,194	(7%)	(13%)	21%	23%
Financial Services	1,077	1,041	3	(4)	21	20
Health & Public Service (1)	852	876	(3)	(7)	17	16
Products (1)	1,206	1,196	1	(5)	23	23
Resources	929	953	(3)	(10)	18	18
Other	3	6	n/m	n/m	—	—

TOTAL NET REVENUES (2)	5,176	5,266	(2%)	(8%)	100%	100%

Reimbursements	361	392	(8)

TOTAL REVENUES (2)	$5,538	$5,658	(2%)

GEOGRAPHIC REGIONS
Americas	$2,203	$2,298	(4%)	(7%)	43%	44%
EMEA (3)	2,386	2,415	(1)	(9)	46	46
Asia Pacific	587	553	6	(4)	11	10

TOTAL NET REVENUES	$5,176	$5,266	(2%)	(8%)	100%	100%

TYPE OF WORK
Consulting	$2,932	$3,030	(3%)	(9%)	57%	58%
Outsourcing	2,244	2,236	—	(6)	43	42

TOTAL NET REVENUES	$5,176	$5,266	(2%)	(8%)	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

Consulting net revenues for the second quarter of fiscal 2010 declined 9% in local currency compared to the second quarter of fiscal 2009. However, during the second quarter of fiscal 2010, the decline in our consulting net revenues moderated in our Communications & High Tech, Products and Resources operating groups, decreasing year over year in local currency at a rate lower than the year-over-year decrease in the first quarter of fiscal 2010, and our Financial Services operating group consulting net revenues increased year over year in local currency. Outsourcing net revenues for the second quarter of fiscal 2010 declined 6% in local currency compared to the second quarter of fiscal 2009.

Operating Groups

•

Communications & High Tech net revenues decreased 13% in local currency. Consulting revenues declined significantly in local currency, primarily due to declines across all industry groups in the EMEA and Asia Pacific regions. Outsourcing revenues declined in local currency, primarily due to declines in Communications in the Americas and EMEA regions, partially offset by growth in Electronics & High Tech in the Americas and Asia Pacific regions. The consulting revenues decline, which moderated in the second quarter of fiscal 2010 compared with the first quarter of fiscal 2010, reflected some clients continuing to seek flexibility by shifting to a more phased approach to contracting work and focusing on managing the scope of existing projects. Also, client strategy changes which began in fiscal 2009, particularly in Communications, resulted in a number of contract modifications, which had a negative impact on revenues in the second quarter of fiscal 2010 and is expected to continue to have a negative impact on our revenue growth in the near term.

•

Financial Services net revenues decreased 4% in local currency. Consulting revenues increased in local currency, primarily driven by growth across all geographic regions in Banking and Capital Markets, partially offset by a decline in the Americas region in Insurance. Outsourcing revenues declined significantly in local currency, primarily due to declines in the EMEA and Americas regions in Banking, partially offset by growth in the EMEA region in Insurance. Client consolidations and strategy changes that resulted in contract terminations in fiscal 2009 continued to have a negative impact on our outsourcing revenues in the second quarter of fiscal 2010, and we expect this trend to continue in the near term.

•

Health & Public Service net revenues decreased 7% in local currency. Consulting revenues declined significantly in local currency, primarily due to the impact of inefficient delivery on a contract in Public Service in the Americas region. In addition, we experienced consulting declines in the Americas and EMEA regions in Health, partially offset by growth in the EMEA region in Public Service. Outsourcing revenues increased slightly in local currency, primarily driven by growth in the Americas region in Health, partially offset by a decline in the Americas region in Public Service. In addition, the growing uncertainty and challenges in the public sector in the United States and around the globe has begun to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation is resulting in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings, rather than large transformational projects. These trends had a negative impact on our revenues and new contract bookings in the first half of fiscal 2010, and we expect this trend to continue.

•

Products net revenues decreased 5% in local currency. Consulting revenues declined significantly in local currency, primarily due to declines in the EMEA region across all industry groups and in the Americas region across all industry groups except Consumer Goods & Services, which experienced strong growth. The consulting revenues decline, which moderated significantly in the second quarter of fiscal 2010 compared with the first quarter of fiscal 2010, reflected the continuation of the more conservative spending patterns of our clients which began in the second quarter of fiscal 2009. Outsourcing revenues increased slightly in local currency, primarily driven by growth in all industry groups in the EMEA region except Consumer Goods & Services, and in all industry groups in the Americas region except Retail.

•

Resources net revenues decreased 10% in local currency. Consulting revenues declined significantly in local currency, primarily due to declines in Utilities across all geographic regions and in Chemicals and Energy in the EMEA region, partially offset by strong growth in Natural Resources in the Asia Pacific region. Consulting revenues were impacted by our clients’ continued caution in launching new programs as well as their focus on slowing the pace of existing projects. Outsourcing revenues declined modestly in local currency, primarily due to fiscal 2009 contract restructurings in Utilities in the Americas and EMEA regions.

Geographic Regions

•

In the Americas region, net revenues for the second quarter of fiscal 2010 were $2,203 million, compared with $2,298 million for the second quarter of fiscal 2009, a decrease of 4% in U.S. dollars and 7% in local currency. In general, we experienced declines in local currency across most countries in the Americas region, led by a decrease in the United States.

•

In the EMEA region, net revenues for the second quarter of fiscal 2010 were $2,386 million, compared with $2,415 million for the second quarter of fiscal 2009, a decrease of 1% in U.S. dollars and 9% in local currency. In general, we experienced declines in local currency across most countries in the EMEA region, led by decreases in the Netherlands, Germany, United Kingdom, Italy and Spain.

•

In the Asia Pacific region, net revenues for the second quarter of fiscal 2010 were $587 million, compared with $553 million for the second quarter of fiscal 2009, an increase of 6% in U.S. dollars and a decrease of 4% in local currency. We experienced declines in local currency in Japan and Australia, partially offset by growth in Malaysia and Singapore.

Operating Expenses

Operating expenses for the second quarter of fiscal 2010 were $4,887 million, a decrease of $93 million, or 2%, from the second quarter of fiscal 2009, and increased as a percentage of revenues to 88.2% from 88.0% over this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2010 were $4,525 million, a decrease of $63 million, or 1%, from the second quarter of fiscal 2009, and increased as a percentage of net revenues to 87.4% from 87.1% over this period.

Cost of Services

Cost of services for the second quarter of fiscal 2010 was $3,847 million, a decrease of $188 million, or 5%, from the second quarter of fiscal 2009, and decreased as a percentage of revenues to 69.5% from 71.3% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2010 was $3,486 million, a decrease of $158 million, or 4%, from the second quarter of fiscal 2009, and decreased as a percentage of net revenues to 67.3% from 69.2% during this period. Gross margin for the second quarter of fiscal 2010 increased to 32.7% from 30.8% over this period. For additional information on Gross margin, see “—Overview.”

Sales and Marketing

Sales and marketing expense for the second quarter of fiscal 2010 was $623 million, an increase of $104 million, or 20%, over the second quarter of fiscal 2009, and increased as a percentage of net revenues to 12.0% from 9.9% over this period. This increase was primarily driven by increased selling and other business-development activities. See “—Overview.”

General and Administrative Costs

General and administrative costs for the second quarter of fiscal 2010 were $413 million, a decrease of $25 million, or 6%, from the second quarter of fiscal 2009, and decreased as a percentage of net revenues to 8.0% from 8.3% during this period. The decrease as a percentage of net revenues was primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009.

Operating Income and Operating Margin

Operating income for the second quarter of fiscal 2010 was $651 million, a decrease of $26 million, or 4%, from the second quarter of fiscal 2009, and decreased as percentage of net revenues to 12.6% from 12.9% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended February 28,
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	(Decrease) Increase
	(in millions)
Communications & High Tech	$142	13%	$152	13%	$(10)
Financial Services	185	17	96	9	89
Health & Public Service (1)	37	4	136	16	(99)
Products (1)	141	12	144	12	(3)
Resources	146	16	149	16	(3)

Total	$651	12.6%	$677	12.9%	$(26)

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

The contraction in our revenues due to the global economic downturn has resulted in lower operating income during the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 across most of our operating groups. The commentary below provides additional insight into operating group performance and operating margin for the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009.

•

Communications & High Tech operating income decreased primarily due to revenue declines as well as higher selling costs as a percentage of net revenues, offset by improved outsourcing contract margins.

•	Financial Services operating income increased, primarily due to consulting revenue growth, improved contract profitability and improved utilization, partially offset by outsourcing revenue declines.

•

Health & Public Service operating income decreased, primarily due to inefficient delivery on a consulting contract and higher selling costs as a percentage of net revenues, partially offset by higher outsourcing revenues. In addition, results in the second quarter of fiscal 2009 were favorably impacted by resolution of a contract termination.

•	Products operating income was relatively flat compared with fiscal 2009.

•	Resources operating income was relatively flat compared with fiscal 2009.

Interest Income

Interest income for the second quarter of fiscal 2010 was $7 million, a decrease of $4 million, or 37%, from the second quarter of fiscal 2009. The decrease was primarily due to lower interest rates.

Other Expense, net

Other expense, net for the second quarter of fiscal 2010 was $14 million, a decrease of $27 million from the second quarter of fiscal 2009. The change was driven by net foreign exchange losses during the second quarter of fiscal 2010, compared with net foreign exchange gains during the second quarter of fiscal 2009.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2010 was 27.8%, compared with 28.1% for the second quarter of fiscal 2009. The effective tax rate for the second quarter of fiscal 2010 includes lower benefits related to final determinations of prior year tax liabilities as compared with the second quarter of fiscal 2009, offset primarily by benefits related to changes in the geographic mix of income during the second quarter of fiscal 2010.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2010 annual effective tax rate to be in the range of 30% to 32%. The fiscal 2009 annual effective tax rate was 27.6%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the second quarter of fiscal 2010 was $62 million, a decrease of $29 million, or 32%, from the second quarter of fiscal 2009. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 13% for the second quarter of fiscal 2010 from 18% for the second quarter of fiscal 2009.

Earnings Per Share

Diluted earnings per share were $0.60 for the second quarter of fiscal 2010, compared with $0.63 for the second quarter of fiscal 2009. The $0.03 decrease in our earnings per share was primarily due to decreases of $0.05 from lower revenues and operating results in local currency, $0.03 from lower non-operating income and $0.01 related to reorganization benefits recorded in fiscal 2009. These decreases were partially offset by increases of $0.02 from lower weighted average shares outstanding and $0.04 from favorable foreign currency exchange rates, compared with the second quarter of fiscal 2009. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Six Months Ended February 28, 2010 Compared to the Six Months Ended February 28, 2009

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended February 28,		Percent (Decrease) Increase US$	Percent Decrease Local Currency	Percent of Total Net Revenues for the Six Months Ended February 28,
	2010	2009			2010	2009
	(in millions)
OPERATING GROUPS
Communications & High Tech	$2,269	$2,557	(11%)	(15%)	21%	23%
Financial Services	2,181	2,279	(4)	(8)	21	20
Health & Public Service (1)	1,798	1,819	(1)	(4)	17	16
Products (1)	2,410	2,581	(7)	(10)	23	23
Resources	1,893	2,032	(7)	(11)	18	18
Other	7	18	n/m	n/m	—	—

TOTAL NET REVENUES (2)	10,559	11,286	(6%)	(10%)	100%	100%

Reimbursements	727	842	(14)

TOTAL REVENUES	$11,286	$12,128	(7%)

GEOGRAPHIC REGIONS
Americas	$4,432	$4,875	(9%)	(11%)	42%	43%
EMEA	4,937	5,288	(7)	(11)	47	47
Asia Pacific	1,190	1,123	6	(3)	11	10

TOTAL NET REVENUES	$10,559	$11,286	(6%)	(10%)	100%	100%

TYPE OF WORK
Consulting	$6,052	$6,687	(9%)	(13%)	57%	59%
Outsourcing	4,507	4,599	(2)	(5)	43	41

TOTAL NET REVENUES	$10,559	$11,286	(6%)	(10%)	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

Net Revenues

Consulting net revenues for the six months ended February 28, 2010 declined 13% in local currency compared with the six months ended February 28, 2009. However, during the second quarter of fiscal 2010, the decline in our consulting net revenues moderated in our Communications & High Tech, Products and Resources operating groups, decreasing year over year in local currency at a rate lower than the year-over-year decrease in the first quarter of fiscal 2010, and our Financial Services operating group consulting net revenues increased year over year in local currency. Outsourcing net revenues for the six months ended February 28, 2010 declined 5% in local currency compared with the six months ended February 28, 2009.

Operating Groups

•

Communications & High Tech net revenues decreased 15% in local currency. Consulting revenues declined significantly in local currency due to declines across all industry groups in all geographic regions. Outsourcing revenue declined in local currency, primarily due to a decline in Communications in the Americas and EMEA regions, partially offset by growth in Electronics & High Tech in the Americas and Asia Pacific regions and in Media & Entertainment in the Americas and EMEA regions. The consulting revenues decline, which moderated in the second quarter of fiscal 2010 compared with the first quarter of fiscal 2010, reflected some clients continuing to seek flexibility by shifting to a more phased approach to contracting work and focusing on managing the scope of existing projects. Also, client strategy changes which began in fiscal 2009, particularly in Communications, resulted in a number of contract modifications, which had a negative impact on revenues in the first half of fiscal 2010 and is expected to continue to have a negative impact on our revenue growth in the near term.

•

Financial Services net revenues decreased 8% in local currency. Consulting revenues declined slightly in local currency, primarily due to declines in the EMEA region in Banking and Insurance and in the Americas region in Capital Markets and Insurance. These declines were partially offset by growth in the EMEA region in Capital Markets and in the Americas region in Banking. Outsourcing revenues declined significantly in local currency, primarily due to declines in the EMEA and Americas regions in Banking and Capital Markets. Client consolidations and strategy changes that resulted in contract terminations in fiscal 2009 continued to have a negative impact on our outsourcing revenues in the first half of fiscal 2010, and we expect this trend to continue in the near term.

•

Health & Public Service net revenues declined 4% in local currency. Consulting revenues declined in local currency, primarily due to the impact of inefficient delivery on a contract in Public Service in the Americas region. In addition, we experienced a consulting decline in Health across all geographic regions, partially offset by growth in the EMEA region in Public Service. Outsourcing revenues increased slightly in local currency, primarily driven by growth in the Americas region in Health, partially offset by a decline in the Americas region in Public Service. In addition, the growing uncertainty and challenges in the public sector in the United States and around the globe has begun to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation is resulting in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings, rather than large transformational projects. These trends had a negative impact on our revenues and new contract bookings in the first half of fiscal 2010, and we expect this trend to continue.

•

Products net revenues decreased 10% in local currency. Consulting revenues declined significantly in local currency, primarily due to declines in the EMEA and Americas regions across all industry groups except Consumer Goods & Services in the Americas region, which experienced strong growth. The consulting revenues decline, which moderated significantly in the second quarter of fiscal 2010 compared with the first quarter of fiscal 2010, reflected the continuation of the more conservative spending patterns of our clients which began in the second quarter of fiscal 2009. In addition, consulting revenues were negatively impacted by a significant reduction in revenues in the first quarter of fiscal 2010 at two large clients as a result of completing several large projects and transitioning from front-end consulting to outsourcing services. Outsourcing revenues increased modestly in local currency, primarily driven by growth in the EMEA and Americas regions across all industry groups except Retail in the Americas region.

•

Resources net revenues decreased 11% in local currency. Consulting revenues declined significantly in local currency, primarily due to declines across all geographic regions in all industry groups except in the Americas region in Energy and in Asia Pacific in Natural Resources. Consulting revenues were impacted by our clients’ continued caution in launching new programs as well as their focus on slowing the pace of existing projects. Outsourcing revenues declined slightly in local currency, primarily due to contracts operating at lower volume levels in Chemicals in the Americas region and fiscal 2009 contract restructurings in Utilities in the Americas and EMEA regions, offset by growth in Natural Resources in the Asia Pacific region.

Geographic Regions

•

In the Americas region, net revenues for the six months ended February 28, 2010 were $4,432 million, compared with $4,875 million for the six months ended February 28, 2009, a decrease of 9% in U.S. dollars and 11% in local currency. In general, we experienced declines in local currency across most countries in the Americas region, led by decreases in the United States and Brazil.

•

In the EMEA region, net revenues for the six months ended February 28, 2010 were $4,937 million, compared with $5,288 million for the six months ended February 28, 2009, a decrease of 7% in U.S. dollars and 11% in local currency. In general, we experienced declines in local currency across most countries in the EMEA region, led by decreases in Spain, Italy, the Netherlands, Germany, the United Kingdom and France.

•

In the Asia Pacific region, net revenues for the six months ended February 28, 2010 were $1,190 million, compared with $1,123 million for the six months ended February 28, 2009, an increase of 6% in U.S. dollars and a decrease of 3% in local currency. We experienced declines in local currency in Japan and Australia, partially offset by strong growth in Singapore and Malaysia.

Operating Expenses

Operating expenses for the six months ended February 28, 2010 were $9,888 million, a decrease of $748 million, or 7%, from the six months ended February 28, 2009, and decreased as a percentage of revenues to 87.6% from 87.7% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2010 were $9,162 million, a decrease of $632 million, or 6%, from the six months ended February 28, 2009 and remained flat as a percentage of net revenues at 86.8% during this period.

Cost of Services

Cost of services for the six months ended February 28, 2010 was $7,811 million, a decrease of $807 million, or 9%, from the six months ended February 28, 2009, and decreased as a percentage of revenues to 69.2% from 71.1% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2010 was $7,085 million, a decrease of $691 million, or 9%, from the six months ended February 28, 2009, and decreased as a percentage of net revenues to 67.1% from 68.9% during this period. Gross margin for the six months ended February 28, 2010 increased to 32.9% from 31.1% over this period. For additional information on Gross margin, see “—Overview.”

Sales and Marketing

Sales and marketing expense for the six months ended February 28, 2010 was $1,245 million, an increase of $163 million, or 15%, over the six months ended February 28, 2009, and increased as a percentage of net revenues to 11.8% from 9.6% over this period. This increase was primarily driven by increased selling and other business-development activities. See “—Overview.”

General and Administrative Costs

General and administrative costs for the six months ended February 28, 2010 were $825 million, a decrease of $120 million, or 13%, from the six months ended February 28, 2009, and decreased as a percentage of net revenues to 7.8% from 8.4% during this period. This decrease was primarily due to the bad debt provision of $72 million recorded in the first quarter of fiscal 2009, as well as expense savings resulting from the global consolidation of office space in fiscal 2009.

Operating Income and Operating Margin

Operating income for the six months ended February 28, 2010 was $1,397 million, a decrease of $95 million, or 6%, from the six months ended February 28, 2009, and remained flat as percentage of net revenues at 13.2% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended February 28,
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions)
Communications & High Tech	$286	13%	$331	13%	$(45)
Financial Services	380	17	253	11	127
Health & Public Service (1)	172	10	263	14	(91)
Products (1)	257	11	334	13	(77)
Resources	302	16	311	15	(9)

Total	$1,397	13.2%	$1,492	13.2%	$(95)

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

The contraction in our revenues due to the global economic downturn has resulted in lower operating income during the six months ended February 28, 2010, compared with the six months ended February 28, 2009. In addition, during the six months ended February 28, 2009, each operating group recorded a portion of the $72 million bad debt provision. The commentary below provides additional insight into operating group performance and operating margin for the six months ended February 28, 2010 compared with the six months ended February 28, 2009, exclusive of this impact.

•	Communications & High Tech operating income decreased, primarily due to revenue declines and higher selling costs as a percentage of net revenues, offset by improved outsourcing contract margins.

•	Financial Services operating income increased, primarily due to improved contract profitability and improved utilization, partially offset by outsourcing revenue declines.

•

Health & Public Service operating income decreased, primarily due to inefficient delivery on a consulting contract and higher selling costs as a percentage of net revenues, partially offset by higher outsourcing revenues. In addition, results in the second quarter of fiscal 2009 were favorably impacted by the resolution of a contract termination.

•	Products operating income decreased due to consulting revenue declines, lower consulting contract margins and higher selling costs as a percentage of net revenues.

•	Resources operating income decreased due to revenue declines.

Interest Income

Interest income for the six months ended February 28, 2010 was $14 million, a decrease of $19 million, or 58%, from the six months ended February 28, 2009. The decrease was primarily due to lower interest rates.

Other Expense, net

Other expense, net for the six months ended February 28, 2010 was $8 million, a decrease of $5 million during the six months ended February 28, 2009. The change was driven by lower net foreign exchange losses during the six months ended February 28, 2010.

Provision for Income Taxes

The effective tax rate for the six months ended February 28, 2010 was 29.2%, compared with 27.3% for the six months ended February 28, 2009. The effective tax rate for the six months ended February 28, 2010 is higher than the effective tax rate for the six months ended February 28, 2009, primarily as a result of higher benefits related to final determinations and adjustments to prior-year tax liabilities recorded during the six months ended February 28, 2009.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2010 annual effective tax rate to be in the range of 30% to 32%. The fiscal 2009 annual effective tax rate was 27.6%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended February 28, 2010 was $142 million, a decrease of $62 million, or 30%, from the six months ended February 28, 2009. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 14% for the six months ended February 28, 2010 from 18% for the six months ended February 28, 2009.

Earnings Per Share

Diluted earnings per share were $1.27 for the six months ended February 28, 2010, compared with $1.37 for the six months ended February 28, 2009. The $0.10 decrease in our earnings per share was primarily due to decreases of $0.13 from lower revenues and operating results in local currency, $0.03 from a higher effective tax rate, $0.02 from lower non-operating income and $0.01 related to reorganization benefits recorded in fiscal 2009. These decreases were partially offset by increases of $0.04 from lower weighted average shares outstanding and $0.05 from favorable foreign currency exchange rates, compared with the second quarter of fiscal 2009. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

As of February 28, 2010, cash and cash equivalents totaled $4.1 billion, compared with $4.5 billion as of August 31, 2009, a decrease of approximately $400 million.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended February 28,
	2010	2009	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$879	$1,099	$(220)
Investing activities	(77)	(113)	36
Financing activities	(1,175)	(1,228)	53
Effect of exchange rate changes on cash and cash equivalents	(54)	(383)	329

Net decrease in cash and cash equivalents	$(427)	$(625)	$198

Operating Activities. The $220 million decrease in cash provided by operating activities was primarily due to an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and lower net income, as well as other changes in operating assets and liabilities.

Investing Activities. The $36 million decrease in cash used was primarily due to a decrease in spending on property and equipment, partially offset by an increase in net purchases of available-for-sale investments.

Financing Activities The $53 million decrease in cash used was primarily due to a decrease in share purchases and an increase in proceeds from share issuances, partially offset by an increase in cash dividends paid. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

We believe that our available cash balances and the cash flows we expect from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Borrowing Facilities

As of February 28, 2010, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	—
Local guaranteed and non-guaranteed lines of credit	166	—

Total	$1,716	$—

Under the borrowing facilities described above, we had an aggregate of $157 million of letters of credit outstanding as of February 28, 2010. In addition, we had total outstanding debt of $0.4 million as of February 28, 2010.

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

On September 30, 2009, the Board of Directors of Accenture plc approved $4.0 billion in additional share repurchase authority, bringing Accenture’s total outstanding authority to approximately $4.9 billion. During the first half of fiscal 2010, Accenture repurchased or redeemed 19,624,144 shares for a total of $790 million, including $106 million for 2,650,000 shares repurchased in the open market; these transactions reduced our available authorization. As of February 28, 2010, Accenture’s aggregate available authorization was approximately $4.1 billion for Accenture’s publicly announced open-market share purchase program and the other share purchase programs. Additionally, Accenture acquired 2,565,432 Class A ordinary shares for $96 million, primarily via share withholding; these transactions had no impact on our available authorization.

Other Share Redemptions

During the six months ended February 28, 2010, we issued 1,770,602 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007 (as amended September 1, 2009). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2010, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Subsequent Development

On March 23, 2010, the Board of Directors of Accenture plc declared a cash dividend of $0.375 per share on our Class A ordinary shares for shareholders of record at the close of business on April 16, 2010. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.375 per share on its Class I common shares for shareholders of record at the close of business on April 13, 2010. Both dividends are payable on May 14, 2010.

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

New Accounting Pronouncements

In September 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of allocation in previous guidance and requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price. The new guidance requires that a vendor use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third party evidence, respectively, do not exist as estimates of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact of this new guidance, but do not expect a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 28, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions)
December 1, 2009 — December 31, 2009
Class A ordinary shares	124,346	$ 41.40	—	$4,295
Class X ordinary shares	3,347,977	$0.0000225	—	—
January 1, 2010 — January 31, 2010
Class A ordinary shares	596,864	$ 42.04	—	$4,176
Class X ordinary shares	3,274,612	$0.0000225	—	—
February 1, 2010 — February 28, 2010
Class A ordinary shares	2,522,821	$ 40.36	2,400,000	$4,062
Class X ordinary shares	2,199,689	$0.0000225	—	—
Total
Class A ordinary shares (4)	3,244,031	$ 40.71	2,400,000
Class X ordinary shares (5)	8,822,278	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee share forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2010, we repurchased 2,400,000 Accenture plc Class A ordinary shares under this program for an aggregate price of $96.7 million. The open-market purchase program does not have an expiration date.

(3)	As of February 28, 2010, our aggregate available authorization for share repurchases and redemptions was $4,062 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. As of February 28, 2010, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for repurchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the second quarter of fiscal 2010, we purchased 844,031 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans.

(5)	During the second quarter of fiscal 2010, we redeemed 8,822,278 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the second quarter of fiscal 2010. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
Accenture SCA
December 1, 2009 — December 31, 2009
Class I common shares	3,885,031	$42.56	—	—
January 1, 2010 — January 31, 2010
Class I common shares	2,718,379	$42.42	—	—
February 1, 2010 — February 28, 2010
Class I common shares	419,512	$41.07	—	—
Total
Class I common shares (3)	7,022,922	$42.42	—	—
Accenture Canada Holdings Inc.
December 1, 2009 — December 31, 2009
Exchangeable shares	2,248	$41.54	—	—
January 1, 2010 — January 31, 2010
Exchangeable shares	97,040	$43.11	—	—
February 1, 2010 — February 28, 2010
Exchangeable shares	—	$ —	—	—
Total
Exchangeable shares (3)	99,288	$43.08	—	—

(1)	During the second quarter of fiscal 2010, we acquired a total of 7,022,922 Accenture SCA Class I common shares and 99,288 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(3)	As of February 28, 2010, our aggregate available authorization for share purchases and redemptions was $4,062 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 16, 2009 (incorporated by reference to Exhibit 10.1 to the November 30, 2009 10-Q)

10.2	Accenture plc 2010 Share Incentive Plan (incorporated by reference to Annex A of Accenture plc’s definitive Proxy Statement on Schedule 14A filed on December 21, 2009 (the “Proxy Statement”))

10.3	Accenture plc 2010 Employee Share Purchase Plan (incorporated by reference to Annex B of the Proxy Statement)

10.4	Form of Employment Agreement of Mr. Campbell (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A filed on June 8, 2001)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2010 (Unaudited) and August 31, 2009, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2010 and 2009, (iii) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2010

ACCENTURE PLC

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer