Form 10-K
period 2010-08-31
Accenture plc
filed 2010-10-26
CIK 1467373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐    No ☑

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2010 was approximately $25,444,155,563 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $39.97 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.

The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 12, 2010 was 633,923,145 (which number does not include 71,541,275 issued shares held by subsidiaries of the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 12, 2010 was 62,529,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on February 3, 2011, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2010.

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

Available Information

Our website address is www.accenture.com. We use our website as a channel of distribution for company information. We make available free of charge on the Investor Relations section of our website (http://investor.accenture.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics. Financial and other material information regarding us is routinely posted on and accessible at http://investor.accenture.com. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

In this Annual Report on Form 10-K, we use the terms “Accenture,” “we,” the “Company,” “our” and “us” to refer to Accenture plc and its subsidiaries or, prior to September 1, 2009, to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ITEM 1.    BUSINESS

Overview

We are one of the world’s leading management consulting, technology services and outsourcing organizations, with approximately 204,000 employees; offices and operations in more than 200 cities in 53 countries; and revenues before reimbursements (“net revenues”) of $21.55 billion for fiscal 2010.

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

In fiscal 2010, we introduced a strategy that focuses on driving growth across three dimensions: our core business, which includes the vast majority of management consulting, technology and outsourcing services that we have traditionally provided through our operating groups and growth platforms; new business initiatives—including analytics, digital marketing, mobility, smart grid and sustainability, as well as new technology areas such as cloud computing, cyber security and many others—that we are building on top of our core business; and geographic expansion, particularly in our strategic growth markets of Brazil, Russia, India, China, South Korea and Mexico.

Consulting, Technology and Outsourcing Services and Solutions

Our business is structured around five operating groups, which together comprise 19 industry groups serving clients in major industries around the world. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more-standardized capabilities to multiple clients.

Our three growth platforms—management consulting, technology and business process outsourcing—are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these areas work closely with the professionals in our operating groups to develop and deliver solutions to clients. Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge—leverage the full capabilities of our global delivery model to deliver price-competitive solutions and services. In certain instances our client engagement teams include subcontractors, who supplement our professionals with additional resources in a specific skill, service or product area, as needed.

Operating Groups

The following table shows the current organization of our five operating groups and their 19 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 16 (Segment Reporting) to our Consolidated Financial Statements below under Item 8, “Financial Statements and Supplementary Data.”

Operating Groups
Communications & High Tech	Financial Services	Health & Public Service	Products	Resources

• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Capital Markets • Insurance	• Health • Public Service	• Automotive • Air, Freight & Travel Services • Consumer Goods & Services • Industrial Equipment • Infrastructure & Transportation Services • Life Sciences • Retail	• Chemicals • Energy • Natural Resources • Utilities

Communications & High Tech

We are a leading provider of management consulting, technology, systems integration and outsourcing services and solutions to the communications, electronics, high technology, media and entertainment industries. Our Communications & High Tech professionals help clients leverage innovation and enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, broadband and Internet protocol solutions, advanced advertising solutions, cloud computing application architecture, product innovation and digital rights management as well as systems integration, customer care, supply chain and workforce transformation services. In support of these services, we selectively pursue strategic acquisitions and have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance.

Our Communications & High Tech operating group comprises the following industry groups:

•

Communications.    Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications and service providers. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a comprehensive solutions portfolio designed to address major business and operational issues related to sales and service channels, new product innovation, network functions, corporate functions and information technology. Our Communications industry group represented approximately 56% of our Communications & High Tech operating group’s net revenues in fiscal 2010.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the communications technology, consumer technology, enterprise technology, semiconductor,

software and aerospace/defense segments. This industry group provides services in areas such as strategy, engineering services, enterprise resource management, customer relationship management, embedded software solutions, sales transformation, supply chain management, embedded software development, human performance, and merger/acquisition activities, including post-merger integration. We also offer a suite of reusable solutions designed to address the industry’s major business and operational challenges, such as new product innovation and development, customer service and support, sales and marketing, and global sales and operations effectiveness. Our Electronics & High Tech industry group represented approximately 35% of our Communications & High Tech operating group’s net revenues in fiscal 2010.

•

Media & Entertainment.    Our Media & Entertainment industry group serves the broadcast, entertainment (television, music and movie), print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital marketing, performance advertising, digital rights management, and digital content and media technologies to help clients effectively manage, access, distribute and protect content across multiple platforms and devices. We also provide additional comprehensive turn-key solutions through Origin Digital and Digiplug, specialized Accenture units that help content owners and distributors adapt business processes and systems to enable digital monetization.

Financial Services

Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more integrated industry model. We help clients meet these challenges through a variety of assets, such as proprietary software, services and solutions, including consulting and outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire and retain profitable customers and improve their cross-selling capabilities. Our Financial Services operating group comprises the following industry groups:

•

Banking.    Our Banking industry group works with retail and commercial banks and diversified financial enterprises. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively; expand product and service offerings; manage risk; comply with new regulatory initiatives; support integration related to mergers and acquisitions; and leverage new technologies and distribution channels. Our Banking industry group represented approximately 56% of our Financial Services operating group’s net revenues in fiscal 2010.

•

Capital Markets.    Our Capital Markets industry group helps investment banks, broker/dealers, asset-management firms, depositories, exchanges and clearing & settlement organizations transform their businesses to increase competitiveness. For example, we help clients develop and implement innovative trading, asset-management and market-information-management systems and solutions.

•

Insurance.    Our Insurance industry group helps property & casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk selection decisions. We offer a claims management capability that enables insurers to provide better customer service while optimizing claims costs, as well as industry-leading insurance policy administration technology solutions that enable insurers to bring products to market more quickly and reduce costs. We also provide a variety of outsourcing solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth. Our Insurance industry group represented approximately 30% of our Financial Services operating group’s net revenues in fiscal 2010.

Health & Public Service

Our Health & Public Service operating group comprises the following industry groups:

•

Health.    Health-service organizations are under enormous pressure to reduce costs, improve the access and quality of healthcare services, and meet ever-growing government and regulatory requirements. Through our Connected Health initiative, our Health industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and other industry-related organizations to improve the quality, accessibility and affordability of healthcare. Our key offerings address a variety of areas, including electronic health records and health information exchanges; back-office services for hospitals and health plans; sales & marketing; core administration services; health management services; claims excellence/cost containment; and corporate functions, including human resources, finance, procurement and information technology (“IT”).

•

Public Service.    Our Public Service industry group provides services designed to help public-service entities around the world increase the efficiency of their operations, improve service delivery to citizens, and reduce their overall costs to address significant budget deficits. We work primarily with defense, revenue, human services, health, postal, and justice and public-safety authorities or agencies, and our clients are generally national, state or local-level government organizations, as well as pan-geographic organizations. Our offerings help public-sector clients address some of their most pressing needs, including developing modern tax systems that help increase compliance and enhance revenues; ensuring the security of citizens and businesses; and improving the delivery of human services to eligible recipients. We work with clients to transform their customer-facing and back-office operations and enable services to be delivered through appropriate technologies that make government more accessible, in a manner consistent with expectations established in the private sector. Our Public Service industry group represented approximately 76% of our Health & Public Service operating group’s net revenues in fiscal 2010. In addition, our work with clients in the U.S. federal government represented approximately 32% of our Health & Public Service operating group’s net revenues in fiscal 2010.

Products

Our Products operating group comprises the following industry groups:

•

Air Freight & Travel Services.    Our Air Freight & Travel Services industry group serves airlines, freight and logistics companies across all modes of transport, and travel services companies, including hotels, tour operators, rental car companies and cruise operators. We help clients increase organizational effectiveness by developing and implementing more-efficient networks, integrating supply chains, developing procurement strategies, and building improved customer-relationship-management capabilities. We also offer industry-specific solutions, such as Navitaire for the airline industry and a proprietary end-to-end shipment-management solution for the freight and logistics industry.

•

Automotive.    Our Automotive industry group works with auto manufacturers, dealers, retailers and service providers. We help clients develop and implement innovative solutions focused on product development and commercialization, customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•

Consumer Goods & Services.    Our Consumer Goods & Services industry group serves food and beverage, alcoholic beverage, household goods and personal care, tobacco and fashion/apparel manufacturers and agribusiness and consumer health companies around the world. Our service offerings are designed to help these companies enhance their performance by addressing critical elements of success, including large-scale enterprise resource planning (ERP) strategy and implementation, sales and marketing transformation, working-capital productivity improvement and supply chain collaboration. We also help clients build operating models that facilitate end-to-end processes focused on improved outcomes for users, employees, customers and suppliers. Our Consumer Goods & Services industry group represented approximately 31% of our Products operating group’s net revenues in fiscal 2010.

•

Industrial Equipment.    Our Industrial Equipment industry group serves the industrial and electrical equipment, automotive supplier, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of cloud computing, channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•

Infrastructure & Transportation Services.    Our Infrastructure & Transportation Services industry group serves companies in the construction, infrastructure-management (ports, airports, seaports and road-tolling facilities) and mass-transportation industries. We help clients develop and implement strategies and solutions to improve their information technology and customer-relationship-management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses—all in the context of increasing priorities around mobility services and sustainability. Leveraging our mass transport, construction and engineering experience, we also provide transport-infrastructure (railroad, airport, seaport) and urban-infrastructure services, including project management, fare management and transport operations services.

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

•

Retail.    Our Retail industry group serves a wide spectrum of retailers and distributors, including supermarkets, department stores, specialty premium retailers and large mass-merchandise discounters. We provide service offerings that help clients address new ways of reaching the retail trade and consumers through precision marketing; maximize brand synergies and cost reductions in mergers and acquisitions; improve supply chain efficiencies through collaborative commerce business models; and enhance the efficiency of internal operations.

Resources

Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation and climate change fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals and natural resources industries, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage. These include helping global energy companies optimize existing upstream and downstream operations while securing their upstream positions; helping utilities clients deal with deregulation; helping metals and mining clients globalize their business models; helping chemicals clients decrease operations costs; and working with clients across all industry segments on the “green agenda” to enable them to meet emission targets and increase energy efficiency. Our Resources operating group comprises the following industry groups:

•

Chemicals.    Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemical companies, among others. We help chemical companies develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance. We also have long-term outsourcing contracts with many industry leaders.

•

Energy.    Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and clean-energy companies. Our key areas of focus include helping clients optimize production, manage their hydrocarbon and non-hydrocarbon supply chains, streamline marketing operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies. Our Energy industry group represented approximately 31% of our Resources operating group’s net revenues in fiscal 2010.

•

Natural Resources.    Our Natural Resources industry group serves the metals, mining, forest products and building materials industries. We help our clients—which include mining companies in the coal, iron ore, copper and precious metals sectors; steel and aluminum producers; and lumber, pulp, papermaking, converting and packaging companies—develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•

Utilities.    Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. The group’s work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to international deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, smart-grid development, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies in North America. Our Utilities industry group represented approximately 40% of our Resources operating group’s net revenues in fiscal 2010.

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

Management Consulting

Our management consulting growth platform is responsible for the development and delivery of our strategic, operational, functional, industry, process and change consulting capabilities, working closely with the professionals in our operating groups and the other growth platforms. Our management consulting professionals help large, complex organizations design and execute changes to their business and operating models, either for one or more critical business units or across the entire organization.

This growth platform comprises seven service lines:

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

•

Finance & Performance Management.    The professionals in our Finance & Performance Management service line work with our clients’ finance and business-unit executives to develop financial transaction processing, corporate finance and business performance reporting capabilities. Among the services we provide are strategic consulting on the design and structure of the finance function and the establishment of shared service centers. Our finance capability services also address revenue cycle management, billing, credit and collection effectiveness, electronic invoicing and settlement, tax processing, treasury operations, trading operations, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions.

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

•

Risk Management.    The professionals in our Risk Management service line, which we established in February 2010, work with clients to develop risk management capabilities to help protect and grow the economic value of their organizations. Our Risk Management services help our clients align business strategy and risk capabilities to evaluate market options and drive profitable growth; develop a risk-conscious culture across their organizations; adapt to industry and geographic regulations to drive positive business impact; and develop capabilities to collect, model and analyze business information for better risk-based decision making.

•

Strategy.    Our Strategy professionals combine their strategy and operations experience to help clients turn insights into results at both the enterprise and business-unit level. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, merger integration, organization strategy, pricing strategy and profitability assessment, we help clients develop—and execute—pragmatic ways to transform organizations and drive sustained high performance.

•

Supply Chain Management.    The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop and implement supply chain and operations strategies that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in supply chain strategy, sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations achieve high performance. We work with clients to align operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the supply chain workforce.

•

Talent & Organization Performance.    The professionals in our Talent & Organization Performance service line work with clients on a wide range of talent management, workforce and organizational issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include services and solutions in organization and change management, human resources administration, learning, knowledge management, organizational performance management, talent management and overall transformation of key workforces. We help companies and governments improve the efficiency and effectiveness of their human resources services while lowering associated costs; deliver improvements in employee and workforce performance; and transform organizations through project-, program- and enterprise-level change management.

Technology

Our technology growth platform comprises three service areas: systems integration consulting, technology consulting, and IT outsourcing.

Systems Integration Consulting

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

•	Cloud Computing. We help client CIOs and business leaders use cloud computing to enable improvement in IT efficiency and agility. Accenture guides organizations through the integration of cloud-based services to deliver short-term cost savings and longer-term enhancements to their application portfolios and IT infrastructures.

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

Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house while also providing business insight to support executive decision-making.

We offer clients across all industries a variety of BPO services for specific business functions and/or processes, including finance and accounting, human resources, learning and procurement, among others. We also offer specialized BPO services tailored to clients in specific industries. For instance, we offer life insurers policy administration and management services, including high-volume transaction-processing capabilities. We help market-leading health payers improve service performance in core operational functions, coupled with accompanying cost reductions. In addition, through our Navitaire subsidiary, we offer airlines a range of transaction-processing services, including Internet reservations, airport check-in, revenue management and accounting, crew scheduling and management, and disruption recovery.

We also provide a broad spectrum of custom BPO outsourcing services designed to address the unique needs of client organizations. Custom services can include an entire process or discrete activities within or across multiple business functions.

Global Delivery Model

A key Accenture differentiator is our strategic global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; specialized business process and technology skills; cost advantages; foreign-language fluency; proximity to clients; and time-zone advantages—to deliver high-quality solutions under demanding time-frames. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions that drive higher levels of performance.

A critical component of this capability is our Global Delivery Network, which comprises local Accenture professionals working at client sites around the world as well as at more than 50 delivery centers. These are Accenture facilities where teams of our technology and business-process professionals use proven assets—including processes, solution designs, infrastructure and software—to create and deliver business and technology solutions for clients. Our delivery centers improve the efficiency of our engagement teams through the reuse of these assets and by leveraging the industry, functional and technical skills and experience of delivery center professionals.

Accenture client teams around the world, including professionals in our Global Delivery Network, leverage the Accenture Delivery Suite, which combines our common methods, tools, architectures and metrics in support of our global delivery efforts. The Accenture Delivery Suite provides a single, cohesive approach—enabling us to start projects quickly, deliver with high quality, and improve our ability to meet our clients’ expectations. In addition, our ability to build seamless global teams—leveraging the right professionals with the right skills for each task—enables us to provide a complete end-to-end capability, with consistent Accenture processes around the globe.

Our Global Delivery Network continues to be a competitive differentiator for us. As of August 31, 2010, we had more than 116,000 people in our network globally.

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

Research and Innovation

We are committed to developing leading-edge ideas, as we believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research and development—on which we spent $384 million, $435 million and $390 million in fiscal 2010, 2009 and 2008, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.

Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. One component of this is our research and development organization, Accenture Technology Labs, which identifies and develops new technologies that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Some of the key areas in which our research and development efforts and investments are focused include mobility, cloud computing, business analytics, digital marketing, information management and smart grid.

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

As of August 31, 2010, we had approximately 204,000 employees worldwide.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. We compete with a variety of companies, including:

•	Off-shore service providers in lower-cost locations, particularly in India or China, that offer services similar to those we offer, often at highly competitive prices and on more aggressive terms;

•	Large multinational providers, including the service arms of large global technology providers (hardware and software), that offer some or all of the services that we do;

•

Niche solution or service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of some consulting services, including through acquisitions.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	innovative service and product offerings;

•	ability to add business value and improve performance;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	quality of services and solutions;

•	ability to deliver results reliably and on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

Our clients typically retain us on a non-exclusive basis.

Intellectual Property

Accenture provides value to its clients based in part on a differentiated range of proprietary inventions, methodologies, software, reusable knowledge capital, and other intellectual property. Accenture recognizes the increasing value of intellectual property in the marketplace and vigorously creates, harvests, and protects this intellectual property. We leverage patent, trade secret, copyright and trademark laws as well as contractual arrangements to protect our intellectual property. We have also established policies to respect the intellectual property rights of third parties, such as Accenture’s clients, partners, and others.

As of August 31, 2010, Accenture had more than 2,400 patent applications pending in the United States and other jurisdictions and had been issued over 470 U.S. patents and over 380 non-U.S. patents. Some examples of technology areas covered by Accenture’s patent and patent application portfolio are: business analytics, finance industry solutions, government solutions, insurance industry solutions, interactive display and user experience technology, knowledge management and knowledge transfer tools, location-based services and information filtering, price and auction prediction methodologies, smart grid electric delivery technologies, and web site analytics.

Organizational Structure

On September 1, 2009, Accenture Ltd completed a transaction in which Accenture plc, organized in Ireland, became the parent holding company of Accenture. This transaction is described below under “History.”

Accenture plc is an Irish public limited company with no material assets other than Class I common shares in its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares (“Accenture SCA”). Accenture plc’s only business is to hold these shares. Accenture plc owns a majority voting interest in Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture plc’s majority voting interest in Accenture SCA, Accenture plc controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its Consolidated Financial Statements. We operate our business through subsidiaries of Accenture SCA. Accenture SCA generally reimburses Accenture plc for its expenses but does not pay Accenture plc any fees. Accenture plc was elected the general partner of Accenture SCA in place of Accenture Ltd at the November 16, 2009 shareholder meeting of Accenture SCA.

History

Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitled their holders to vote at Accenture Ltd shareholder meetings but did not carry any economic rights. The combination of the Accenture Ltd Class X common shares and the Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares gave these partners substantially similar economic and governance rights as holders of Accenture Ltd Class A common shares.

In fiscal 2005, we replaced the internal use of the “partner” title with the more comprehensive “senior executive” title and applied the “senior executive” title to our highest-level employees, including those previously referred to as partners. However, for proper context, we continue to use the term “partner” in certain situations and particularly when discussing our reorganization and the period prior to our incorporation.

On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of our parent holding company from Bermuda to Ireland (the “Transaction”). On August 5, 2009, the shareholders of Accenture Ltd, our predecessor holding company, voted in favor of the Transaction. The Transaction was subsequently completed on September 1, 2009, following approval from the Supreme Court of Bermuda, at which time Accenture Ltd became a wholly owned subsidiary of Accenture plc and Accenture plc became our parent holding company. In the Transaction, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture plc issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable (and cash for any fractional shares). Accenture Ltd was dissolved on December 29, 2009.

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

The Consolidated Financial Statements included in this report with respect to periods prior to September 1, 2009 reflect the consolidated operations of Accenture Ltd (the predecessor registrant of Accenture plc) and its subsidiaries. The Consolidated Financial Statements included in this report reflect the ownership interests in Accenture SCA and Accenture Canada Holdings Inc. held by certain of our current and former senior executives as noncontrolling interests. The noncontrolling ownership interests percentage was 11% as of August 31, 2010.

Accenture plc Class A and Class X Ordinary Shares

Each Class A ordinary share and each Class X ordinary share of Accenture plc entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture plc. A Class X ordinary share does not, however, entitle its holder to receive dividends or to receive payments upon a liquidation of Accenture plc. As described above under “—History,” Class X ordinary shares generally provide the holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares with a vote at Accenture plc shareholder meetings that is equivalent to the voting rights held by Accenture plc Class A common shareholders, while their economic rights consist of interests in Accenture SCA Class I common shares or in Accenture Canada Holdings Inc. exchangeable shares.

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

Accenture SCA Class I Common Shares

Only Accenture and our current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments. As of October 12, 2010, Accenture holds a voting interest of approximately 89% of the aggregate outstanding Accenture SCA Class I common shares entitled to vote, with the remaining 11% of the voting interest held by our current and former senior executives.

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

At the Annual General Meeting of Shareholders of Accenture SCA to be held on November 15, 2010, the shareholders of Accenture SCA will be asked to vote on an amendment to the definition of “Valuation Ratio” contained in Article 24 of Accenture SCA’s articles of association. This amendment will fix the ratio used for determination of the redemption price or number of shares of Accenture plc Class A ordinary shares to be issued upon a redemption of Class I common shares from the Limited Shareholders (as defined in the articles of association). The definition of “Valuation Ratio” originally contained in Article 24 had the effect of limiting the flexibility of Accenture plc (and its predecessor), the general partner of Accenture SCA, because it provided that if a material amount of separate assets or liabilities were acquired, including from Accenture SCA, or liabilities were incurred by Accenture plc (or its predecessor), then the Valuation Ratio was subject to adjustment “in order to reflect the relative fair market values of” an Accenture plc Class A ordinary share and a Class I common share of SCA. This adjustment would not be made pursuant to a pre-determined formula, but rather would occur using a “process for equitable adjustment” to be agreed upon by the general partner of Accenture SCA as well as the shareholders or a third party arbitrator if they could not agree. The nature and methodology of such adjustments were not clearly delineated, and since such adjustments could have potentially affected the value that the Limited Shareholders would receive when they sought to redeem their SCA shares, the general partner did not acquire or incur any separate material assets or liabilities.

The effect of the proposed amendment is to reduce such uncertainty by ensuring that the Valuation Ratio will remain fixed (subject to customary anti-dilution adjustments) and therefore facilitate Accenture plc’s ability to acquire assets, including from third parties or Accenture SCA, and incur liabilities without the need to consider adjusting the ratio used for determining the number of Accenture plc Class A ordinary shares delivered in redemption of, or used to calculate the redemption price for, Class I common shares. After giving effect to the amendment, the ratio shall (except in connection with certain transactions affecting the capital stock of Accenture plc) be one-to-one, such that one share of Accenture plc shall be delivered in redemption or used to calculate the redemption price for each Class I common share of Accenture SCA. Accenture plc and Accenture SCA believe that eliminating this provision at this time will provide Accenture plc with greater flexibility to create a more efficient corporate structure, including by acquiring assets from Accenture SCA, and otherwise engage in transactions that will promote shareholder value. If Accenture plc acquires assets from Accenture SCA, Accenture SCA will need to determine the relative values of the acquired assets and the assets remaining at Accenture SCA. This will expose the Limited Shareholders to the risk that if these determinations do not accurately reflect the current or future values of the assets, the value of the Limited Shareholders interest in Accenture SCA could be adversely affected. However, this risk will be mitigated because the Limited Shareholders will continue to enjoy the benefit of their redemption rights based on a fixed one-to-one ratio for Accenture plc shares, which will allow them to share in the value of the assets that had been acquired from Accenture SCA.

Except in the case of a redemption of Class I common shares or a transfer of Class I common shares to Accenture plc or one of its subsidiaries, Accenture SCA’s articles of association provide that Accenture SCA Class I common shares may be transferred only with the consent of the general partner of Accenture SCA. In addition, all holders of Class I common shares (except Accenture) are precluded from having their shares redeemed by Accenture SCA or transferred to Accenture SCA, Accenture plc or a subsidiary of Accenture plc at any time or during any period when Accenture SCA determines, based on the advice of counsel, that there is material non-public information that may affect the average price per share of Accenture plc Class A ordinary shares, if the redemption would be prohibited by applicable law, during an underwritten offering due to an underwriters lock-up or during the period from the announcement of a tender offer by Accenture SCA or its affiliates for Accenture SCA Class I common shares until the expiration of ten business days after the termination of the tender offer (other than to tender the holder’s Accenture SCA Class I common shares in the tender offer).

Accenture SCA Class II and Class III Common Shares

On November 16, 2009, the shareholders of Accenture SCA approved amendments to Accenture SCA’s articles of association pursuant to which all of the Class II common shares and Class III common shares of Accenture SCA, which were all held by Accenture, were reclassified into Class I common shares with the same rights as the Class I common shares that existed prior to November 16, 2009, as described above under “—Accenture SCA Class I Common Shares,” including being entitled to the payment of cash dividends. This amendment had no effect on the relative economic rights of Accenture plc or the other holders of Accenture SCA Class I common shares.

Accenture Canada Holdings Inc. Exchangeable Shares

Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture plc Class A ordinary shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture plc Class A ordinary share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture plc Class A ordinary share entitles its holder. The exchange of all of the outstanding Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares would not have a material impact on the equity ownership position of Accenture or the other shareholders of Accenture SCA.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) or stock price. The risks described below are not the only risks facing us.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations or stock price.

Our results of operations could be adversely affected by negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic conditions affect our clients’ businesses and the markets they serve, and negative or uncertain economic conditions may have an adverse effect on our revenue growth and profitability. For example, the global economic downturn that began to affect our business in fiscal 2009 reduced demand for our services and caused clients to request additional price concessions. Changes in global economic conditions could cause our clients or potential clients to reduce or defer their spending on new technologies or initiatives in order to focus on other priorities, and this could negatively affect the amount of business that we are able to obtain. Growth in the primary markets we serve could be at a slow rate, or could stagnate, for an extended period of time. Differing patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve may affect demand for our services. On-going economic uncertainties also affect our business in a number of other ways, making it more difficult to accurately forecast and plan our future business activities. Specifically, if we are unable to forecast client demand for our services accurately, we might be unable to effectively plan for or respond to economic changes. This could result, for example, in not having the appropriate personnel where they are needed, and could have a significant negative impact on our results of operations. Any of these economic conditions could have a material adverse effect on our results of operations.

Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to changes in technology and client demand.

Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments to serve the evolving needs of our clients. Our growth strategy focuses on driving innovation for our core business as well as through new business initiatives beyond the core business. If we are not able to successfully drive innovation in our services and solutions, our results of operations and ability to grow could be negatively affected. If, in response to client demand, we move work more quickly into our Global Delivery Network than planned, our revenues may be less than we anticipated.

In addition, we operate in a quickly evolving environment. The services or technologies offered by current or future competitors may make our offerings less competitive or obsolete. Technological developments may arise that materially affect the commercial viability of our offerings. If we are unable to anticipate and respond effectively to these technological developments, our ability to obtain or successfully deliver client work may be negatively affected.

The consulting and outsourcing markets are highly competitive, and we might not be able to compete effectively.

The markets in which we offer our services are highly competitive. We compete with a variety of companies, including:

•

Off-shore service providers in lower-cost locations, particularly in India or China, that offer services similar to those we offer, often at highly competitive prices and on more aggressive contractual terms;

•	Large multinational providers, including the services arms of large global technology providers (hardware and software), that offer some or all of the services that we do;

•

Niche solution or service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of some consulting services, including through acquisitions.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Some of our competitors are companies that may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals.

The competitive environment in our industry affects our ability to obtain favorable pricing in a number of ways, all of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions, the more risk we have that they will be seen as commodities, with price being the driving factor in selecting a service provider. Increased competition from companies located in lower-cost locations has put downward pressure on the prices we can charge for our services, particularly in the outsourcing and systems integration markets, and is likely to continue to do so. Some of our competitors are willing, at times, to price contracts with low or negative margins in an effort to increase market share. Further, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices.

Even if we have potential offerings that address marketplace or client needs, our competitors may be more successful at selling similar services they offer, including to companies that are Accenture clients. Some of our competitors are more established in emerging markets, and this may make our geographic expansion strategy in these markets more challenging. Additionally, our competitors may also offer more aggressive contractual terms, which may affect our ability to win work.

In addition, we may face greater competition from companies that have increased in size or scope as a result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software developers and vendors, and service providers. Within the last two years, we have seen significant consolidation that has resulted in the convergence of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider more integrated services, software and hardware to clients than we can. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to our competitors, and this could materially adversely affect our competitive position and our results of operations.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments, including budget deficits or shortfalls, could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

•

Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts. If these audits conclude that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to us. Findings from an audit also could result in our being required to prospectively adjust previously agreed rates for our work, may affect our future profitability or may prevent us, by operation of law or in practice, from receiving new government contracts for some period of time. In the U.S., pending final audit determinations the government may require us not to bill a percentage of our costs, as the U.S. government is currently doing with respect to certain of our contracts in an amount that is not material to our results of operations. U.S. government agencies, including the Defense Contract Audit Agency (the “DCAA”), routinely audit our contract costs, including allocated indirect costs and compliance with the Cost Accounting Standards (“CAS”), and conduct system reviews, investigations and other inquiries of our performance and business practices with respect to our government contracts. Currently, we are being audited by DCAA in relation to our indirect cost submissions with respect to several fiscal years, as well as in relation to CAS and our business systems. If the government auditors find, and the Defense Contract Management Agency (which has administrative authority over our U.S. government contracts) concludes, that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs or may have to refund money that has already been paid to us.

•

If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy. An allegation of improper or illegal activity, even if not proven, could result in negative publicity, which could damage our reputation and adversely affect our ability to win new contracts or receive contract renewals.

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

•

Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.

•	Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients. Additionally, because of their visibility and political nature, government projects may present a heightened risk to our reputation. If any of the risks discussed above were to occur, it could have a material adverse effect on our business or our results of operations.

Our business could be adversely affected if our clients are not satisfied with our services.

Our business model depends in large part on our ability to attract additional work from our base of existing clients. Our business model also depends on relationships our senior executives develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, a subcontractor or other third parties who provide services or products for a specific project, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our results of operations could be materially adversely affected if our clients terminate their contracts with us.

Many of our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our consulting contracts, we estimate that the majority of our contracts can be terminated by our clients on short notice, and some without notice. Many of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant cost to the client. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated profits lost upon termination of the contract. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. Terminations, cancellations or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, changes in client strategies or the economy or markets generally. For example in fiscal 2009, we experienced a higher volume of contract terminations and restructurings as a result of challenging economic conditions, which negatively affected our results of operations. When contracts are terminated, we lose the anticipated revenues and might not be able to replace the lost revenue, or it may take significant time to replace, with other work or eliminate associated costs in a timely manner. Consequently, our results of operations in subsequent periods could be materially lower than expected.

Outsourcing services are a significant part of our business and subject us to additional operational and financial risk.

We earned approximately 43% of our net revenues in fiscal 2010 from our outsourcing services. This portion of our business presents potential operational and financial risks that are different from those of our consulting and systems integration services. Our outsourcing services involve taking over the operation of certain portions of our clients’ businesses. In some cases, we may deliver those services using client personnel and third-party contracts that are transferred to us. From time to time, however, we assume responsibility for delivering our services using client personnel or client subcontractors who are not transferred to us, and we therefore have less ability to fully control their work and efforts. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us. This type of work also presents financial risks to us. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly during the first year of the contract. This could exert downward pressure on our overall gross margins, particularly during the early stages of new outsourcing contracts, which might not be offset by improved performance on contracts in our portfolio that we have been operating for a longer time. Furthermore, we face considerable competition for outsourcing work and our clients are increasingly using intensive contracting processes and aggressive contracting techniques and terms, sometimes assisted by third-party advisors.

In addition, we may face exposure in our outsourcing business if we contribute to internal controls issues of a client. If a process we manage for a client were to result in internal controls failures at the client or impair our client’s ability to comply with its own internal control requirements, there is a risk that we could face legal liability. Many of our clients request that we obtain an audit under Statement on Auditing Standards No. 70 of the control activities we perform for them when we host or process data belonging to them. We cannot guarantee that we will receive an unqualified opinion in any such audit, and our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner.

Our results of operations could materially suffer if we are not able to obtain favorable pricing.

If we are not able to obtain favorable pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	general economic and political conditions;

•	our ability to differentiate, and/or clearly convey the value of, our services;

•

the pricing practices of our competitors, including the aggressive use by our competitors of off-shore resources to provide lower-cost service delivery capabilities, or the introduction of new services or products by our competitors;

•	our clients’ desire to reduce their costs;

•	our ability to charge higher prices where market demand or the value of our services justifies it;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods; and

•	procurement practices of clients and their use of third-party advisors.

If we are unable to keep our supply of skills and resources in balance with client demand around the world, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world. Experienced personnel in our industry are in high demand, and competition for their talents is intense. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients and grow and manage our business. We are particularly dependent on retaining our senior executives and other experienced managers with the skill sets required by our business, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects, including our ability to transition employees from completed projects to new assignments. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition. If our utilization rate is too low, our profitability could suffer. The processes and costs associated with recruiting, training and retaining employees, and our need to devote time to business development and other non-chargeable activities, place significant demands on our resources. The mobility of our employees also contributes to the effective operation of our global business model, and increased regulation of immigration or work visas could make this more difficult.

There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain of our labor needs. Our geographic expansion strategy in our strategic growth markets and other emerging markets depends in part on our ability to attract and retain both business leaders and people with the appropriate delivery skills. Additionally, if demand were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies. In these situations, we must evaluate voluntary attrition and use increased involuntary terminations and reduced levels of new hiring as means to keep our supply of skills and resources in balance with client demand in those geographies.

Our ability to grow our revenues and increase profitability could be adversely affected if we cannot effectively manage employee hiring, assimilation and retention to meet client demand, maintain a favorable utilization rate and achieve an efficient workforce structure.

Our business could be materially adversely affected if we incur legal liability in connection with providing our services and solutions.

We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners, or otherwise breach obligations, to third parties, including clients, alliance partners, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of our competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not perform our obligations, we could face significant legal liability, and our contracts might not always protect us adequately through limitations on the scope of our potential liability, because a third party may allege fraud or other wrongdoing to prevent us from relying upon those contractual protections. A failure of a client’s system based on our services or solutions could subject us to a claim for significant damages that could materially adversely affect our results of operations. If we cannot or do not meet our contractual obligations to provide such solutions and services, and if our exposure is not adequately limited through the terms of our agreements, or if liability limitations are not enforced, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. In addition to expense, litigation can be lengthy and disruptive to normal business operations, and litigation results can be unpredictable.

If our pricing estimates do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

Our pricing for all of our services and solutions is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects to a client’s satisfaction, or we experience unanticipated delivery difficulties, our contracts could prove unprofitable or yield lower profit margins than anticipated. Our pricing, cost and profit margin estimates on outsourcing work, and sometimes other types of work, frequently include anticipated long-term cost savings for the client from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. This risk could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our profitability.

Many of our contracts include performance payments that link some of our fees to the attainment of performance or business targets. This could increase the variability of our revenues and margins.

Many of our contracts include performance clauses that require us to achieve agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could reduce our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. Additionally, we have a number of contracts in which a portion of our fees or incentives depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity. These provisions could increase the variability in revenues and margins earned on those contracts.

Our ability to attract and retain business may depend on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.

Our alliance relationships may not be successful or may change, which could adversely affect our results of operations.

We have alliances with companies whose capabilities complement our own. Many of our services and solutions are based on technology or software provided by our alliance partners. See “Business—Alliances.” The priorities and objectives of our alliance partners may differ from ours. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of our key alliance partners may be acquired by a competitor. If our alliances are less successful, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.

Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

Our business model is dependent on our Global Delivery Network, in which Accenture personnel are based at more than 50 delivery centers around the world. Under this strategy, we have continued to shift personnel and processes to locations where we can perform both outsourcing and consulting work at lower cost than in more highly-developed markets such as Western Europe or North America. While these delivery centers are located throughout the world, we have based large portions of our delivery network in India and the Philippines. Concentrating our Global Delivery Network in these locations presents a number of operational risks, many of which are beyond our control. India and the Philippines have experienced severe weather conditions, including cyclones, typhoons and other storms, which may occur again and could impair the ability of our people to safely travel to our facilities. Additionally, both countries have experienced political instability and worker strikes. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that the interruptions in communications with our clients and other Accenture locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.

As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

We have offices and operations in 53 countries around the world and provide services to clients in more than 120 countries. In fiscal 2010, approximately 44% of our net revenues were attributable to the Americas region, 44% were attributable to the Europe, Middle East and Africa region (“EMEA”), and 12% were attributable to the Asia Pacific region. In addition, our Global Delivery Network comprises local Accenture professionals working at client sites around the world as well as more than 50 delivery centers. One aspect of our growth strategy is to continue our geographic expansion in emerging markets, which generally involve greater financial and operational risks, such as those described below, than our more mature markets. If we are unable to manage the risks of our global operations and geographic expansion strategy, including fluctuations in foreign exchange and inflation rates, international hostilities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.

Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.    Although we report our results of operations in U.S. dollars, a majority of our net revenues is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations.

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

•

As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency, and there can be no assurance that our contractual provisions or our currency hedging activities would offset this impact. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described in the paragraph below could impact our underlying exposures, perhaps eliminating them. Such an event could lead to losses being recognized on the currency hedges then in place, not offset by anticipated changes in the underlying hedge exposure.

International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations.    Acts of terrorist violence, armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.

Our global operations expose us to numerous and sometimes onerous or conflicting legal and regulatory requirements, and violation of these regulations could harm our business.    We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, antibribery, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. This includes in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

Legislation related to certain non-U.S. corporations has been enacted in various jurisdictions in the United States, none of which adversely affects Accenture. However, additional legislative proposals remain under consideration which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future. Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, because outsourcing and systems integration represent a significant portion of our business, changes in laws and regulations to limit using off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations if we are not able to transfer the affected work to other parts of our Global Delivery Network in a timely manner and without materially impacting our results of operations.

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

We could have liability or our reputation could be damaged if we fail to protect client and Accenture data or information systems as obligated by law or contract or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, alliance partners, and vendors. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

In providing services to clients, we often manage, utilize and store sensitive or confidential client or Accenture data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Unauthorized disclosure of sensitive or confidential client or Accenture data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including an attack by viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our results of operations.

We could be subject to liabilities or damage our relationships with clients if our subcontractors or the third parties with whom we partner cannot meet their commitments on time or at all.

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with project requirements, as well as on our effective oversight of their performance. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services with large-scale projects or enterprises. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on relationships with our clients and on our results of operations.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In a number of our contracts, we agree to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. If we cannot or do not license the infringed technology at all or on reasonable terms, or we cannot substitute alternative technology from another source, our operations could be materially adversely affected. Additionally, in recent years individuals and firms have begun purchasing intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We could lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be acquired or sued, and this could disrupt use of their products or services by Accenture and our clients. If our ability to provide services and solutions to our clients is impaired, our results of operations could be materially adversely affected.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight.

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

Changes in our level of taxes, and audits, investigations and tax proceedings, could have a material adverse effect on our results of operations and financial condition.

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Furthermore, changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable and could materially adversely affect our tax position. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.

Our profitability could suffer if our cost-management strategies are unsuccessful.

Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. This includes executing an increasing amount of our client delivery using geographically distributed workforces in lower-cost locations in our Global Delivery Network. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, ongoing global consolidation of our office space and re-alignment of portions of our non-client-facing workforce to lower-cost locations. There is no guarantee that these, or other, cost-management efforts will be successful, that our efficiency will be enhanced, or that we will achieve desired levels of profitability. If we are not effective in reducing our operating costs in the face of changes in demand or pricing, our results of operations could be materially adversely affected.

If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.

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

We may be subject to criticism, negative publicity and legislative or regulatory action related to our incorporation in Ireland.

Some companies that conduct business in the United States but are domiciled in certain offshore jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over U.S. companies. Accenture never conducted business under a U.S. parent company, and pays U.S. taxes on all of its U.S. operations. Nonetheless, we could be subject to similar criticism in connection with our incorporation in Bermuda for eight years and current incorporation in Ireland.

Although we expect to be able to rely on the tax treaty between the U.S. and Ireland, there can be no assurance that legislative or diplomatic action will not be taken that would prevent us from being able to rely on such treaty. Our inability to rely on such treaty would subject us to increased taxation or significant additional expense. Congressional proposals could change the definition of a U.S. person for U.S. federal income tax purposes, which could subject us to increased taxation. In addition, we could be materially adversely affected by future changes in tax law or policy in Ireland or other jurisdictions where we operate, including their treaties with the United States.

Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, these contract bans and other legislative proposals could be enacted in a way to negatively affect Accenture.

If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

As of August 31, 2010, we had approximately 204,000 employees worldwide. Our size presents significant management and organizational challenges. It may become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It takes time for our newer employees to develop the knowledge, skills and experience that our business model requires. In addition, it may become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals, particularly given our world-wide operations. Finally, the size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all our employees, our ability to compete successfully and achieve our business objectives could be impaired.

We may not be successful at identifying, acquiring or integrating other businesses.

We expect to continue our program of pursuing tactical acquisitions designed to enhance our capabilities, expand in emerging markets and other countries or develop new services and solutions. We may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire. We might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. We might not achieve our expected return on investment, or may lose money. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.

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

Our share price and results of operations could fluctuate and be difficult to predict.

Our share price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	changes in macroeconomic or political factors unrelated to our business;

•	general or industry-specific market conditions or changes in financial markets;

•	announcements by us or our competitors about developments in our business or prospects;

•	projections or speculation about our business or that of our competitors by the media or investment analysts;

•	changes in our revenues, results of operations and profitability;

•	our ability to generate enough free cash flow to return cash to our shareholders at historical levels or levels expected by our shareholders; and

•	our failure to meet our growth and financial objectives, including with respect to revenue and earnings per share growth.

Our results of operations have varied in the past and are likely to vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our results of operations to vary include:

•	the business decisions of our clients to begin to curtail or reduce the use of our services, including in response to economic conditions;

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;

•	seasonality, including number of workdays and holiday and summer vacations;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work;

•	the stage of completion of existing projects and/or their termination or restructuring;

•	our ability to transition employees quickly from completed to new projects;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including those for personnel, travel, support services and severance;

•	our ability to maintain an appropriate headcount in each of our workforces;

•	acquisition and integration costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.

As a result of any of the above factors, or any of the other risks described in this Item 1A. “Risk Factors,” our share price could be difficult to predict and our share price in the past might not be a good indicator of the price of our shares in the future. In addition, if litigation is instituted against us following variability in our share price, we might need to devote substantial time and resources to responding to the litigation, and our share price could be materially adversely affected.

Our share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and the market price of our securities could be materially adversely affected.

We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the United States judgment. The originating court must have been a court of competent jurisdiction and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where we have assets.

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

We might choose to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire other businesses or assets;

•	repurchase shares from our shareholders;

•	develop new services and solutions; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity could dilute shareholders’ ownership percentage in us. Furthermore, any additional financing we need might not be available on terms favorable to us, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have major offices in the world’s leading business centers, including New York, London, Frankfurt, Paris, Madrid, Chicago, Milan, Tokyo, Sao Paolo, Rome, Bangalore, San Francisco, Sydney, Manila and Boston, among others. In total, we have offices and operations in more than 200 cities in 53 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

ITEM 4.	(REMOVED AND RESERVED)

Executive Officers of the Registrant

Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:

Kevin Campbell, 50, became our group chief executive—Technology in September 2009, after serving as our group chief executive—Outsourcing beginning in September 2006. Prior to that, Mr. Campbell served as our senior managing director—Business Process Outsourcing from February 2005 to September 2006. Previously, he served as the vice president of global sales at Hewitt Associates from September 2004 to February 2005, and as president and chief operating officer of Exult Inc. from May 2000 to September 2004, when Exult merged with Hewitt. Mr. Campbell was previously employed by Accenture from 1982 until 1999.

Gianfranco Casati, 51, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 26 years.

Martin I. Cole, 54, became our group chief executive—Communications & High Tech operating group in September 2006, after serving as our group chief executive—Public Service operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 30 years.

Anthony G. Coughlan, 53, has been our principal accounting officer since September 2004 and served as our controller from September 2001 until August 2010. He has served as a director of Avanade since September 2008 and has served as the chair of its Audit Committee since November 2008. Mr. Coughlan has been with Accenture for 32 years.

Pamela J. Craig, 53, has been our chief financial officer since October 2006. From March 2004 to October 2006, she was our senior vice president—Finance. Previously, Ms. Craig was our group director—Business Operations & Services from March 2003 to March 2004, and was our managing partner—Global Business Operations from June 2001 to March 2003. Ms. Craig served as a director of Avanade from February 2006 until July 2009, and was a member of its Audit Committee. Ms. Craig has been with Accenture for 31 years.

Johan (Jo) G. Deblaere, 48, became our chief operating officer in September 2009. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006 he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 25 years.

Karl-Heinz Floether, 58, became our chief strategy & corporate development officer in September 2009. From May 2005 to September 2009, Mr. Floether was our group chief executive—Systems Integration & Technology. Prior to that, he served as our group chief executive—Financial Services operating group from December 1999 to May 2005. In addition, Mr. Floether served as one of our directors from June 2001 to February 2004, and is currently a director of Avanade. Mr. Floether has been with Accenture for 31 years.

Mark Foster, 51, became our group chief executive—Management Consulting in September 2006. In addition, Mr. Foster became the head of our Global Markets area in September 2009. Prior to that, Mr. Foster served as our group chief executive—Products operating group from March 2002 to September 2006. From September 2000 to March 2002, he was managing partner of our Products operating group in Europe. Mr. Foster has been with Accenture for 26 years.

Robert N. Frerichs, 58, became our group chief executive—North America in September 2009. From September 2004 to September 2009, Mr. Frerichs served as our chief risk officer. Prior to that, he served as our chief operating officer—Communication & High Tech from November 2003 to September 2004. From August 2001 to November 2003, he led the market maker team for our Communications & High Tech operating group. Prior to these roles, Mr. Frerichs held numerous leadership positions within our Communications & High Tech operating group. He currently serves as chairman of the Board of Directors of Avanade, and is a member of its Audit Committee. Mr. Frerichs has been with Accenture for 34 years.

William D. Green, 57, became chairman of the Board of Directors on August 31, 2006, and has been our chief executive officer since September 2004 and a director since June 2001. From March 2003 to August 2004 he was our chief operating officer—Client Services, and from August 2000 to August 2004 he was our country managing director, United States. Mr. Green has been with Accenture for 32 years. Mr. Green will retire as our chief executive officer on January 1, 2011, but will continue in his position as a director and chairman of the Board of Directors.

Pierre Nanterme, 51, became our group chief executive—Financial Services operating group in September 2007. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been with Accenture for 27 years. Mr. Nanterme has been designated to succeed Mr. Green as our chief executive officer effective January 1, 2011. Mr. Nanterme was appointed to our Board of Directors on October 20, 2010.

Jeffrey D. Osborne, 45, became our chief performance officer in April 2010. From August 2005 through April 2010, Mr. Osborne held various leadership roles for Accenture’s Business Process Outsourcing growth platform, including serving as the chief operating officer and global delivery lead. Mr. Osborne has been with Accenture for 5 years. Prior to joining Accenture, Mr. Osborne spent 18 years in manufacturing with aerospace manufacturer Honeywell.

Stephen J. Rohleder, 53, became our group chief executive—Health & Public Service operating group in September 2009. From September 2004 to September 2009, Mr. Rohleder served as our chief operating officer. Prior to that, he was our group chief executive—Public Service operating group from March 2003 to September 2004. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 29 years.

Michael (Mike) J. Salvino, 45, became our group chief executive—Business Process Outsourcing in September 2009. From July 2006 to September 2009, Mr. Salvino served as managing director—Business Process Outsourcing. Previously, he served as the global sales and accounts co-leader of the HR outsourcing group at Hewitt Associates from January 2005 to July 2006, and as president of the Americas region for Exult Inc. from June 2003 to October 2004 prior to Exult’s merger with Hewitt. Mr. Salvino was employed by Accenture from June 1987 until December 1992 and then again from October 1993 until June 2000 before rejoining in July 2006.

Douglas G. Scrivner, 59, became an executive in the office of the chief executive officer in March 2010. From January 1996 to March 2010, Mr. Scrivner served as our general counsel and secretary. Mr. Scrivner also served as our compliance officer from September 2001 until March 2010. Mr. Scrivner has been with Accenture for 30 years. Mr. Scrivner will be retiring from Accenture in January 2011.

Julie Spellman Sweet, 43, has been our general counsel, secretary and chief compliance officer since March 2010. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992.

Alexander M. van ’t Noordende, 47, became our group chief executive—Resources operating group in September 2006. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 23 years.

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

	Price Range
	High	Low
Fiscal 2009
First Quarter	$43.04	$24.76
Second Quarter	$34.80	$26.25
Third Quarter	$32.00	$26.33
Fourth Quarter	$36.74	$29.38

Fiscal 2010
First Quarter	$41.07	$32.89
Second Quarter	$43.89	$39.55
Third Quarter(1)	$44.67	$17.74
Fourth Quarter	$41.13	$36.05

Fiscal 2011
First Quarter (through October 12, 2010)	$45.90	$36.97

(1)	On May 6, 2010, between 2:40pm EDT and 3:00pm EDT, U.S. equity markets experienced a rapid, severe decline and corresponding recovery, which has become known as the “flash crash.” Our stock was one of the securities involved in the “flash crash” and, because of this event, shows an intraday low on the consolidated tape of trades on all exchanges and market centers of $17.74; while on the NYSE, which is our primary listing exchange, the intraday low was $38.75.

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 12, 2010 was $45.73. As of October 12, 2010, there were 247 holders of record of Accenture plc Class A ordinary shares.

There is no trading market for Accenture plc Class X ordinary shares. As of October 12, 2010, there were 1,037 holders of record of Accenture plc Class X ordinary shares.

To ensure that senior executives continue to maintain equity ownership levels that we consider meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from  1/2 to 6) of their base compensation determined by their position level.

Dividend Policy

Accenture historically declared and paid dividends on an annual basis. On November 16, 2009 and November 17, 2008, we paid a cash dividend of $0.75 and $0.50 per share, respectively, on our Class A shares and Accenture SCA paid a cash dividend of $0.75 and $0.50 per share, respectively, on its Class I common shares.

In October 2009, we announced a move to declare and pay cash dividends on a semi-annual basis beginning in the third quarter of fiscal 2010. As a result, on May 14, 2010, Accenture plc paid its first semi-annual cash dividend of $0.375 per share on our Class A ordinary shares and Accenture SCA paid a semi-annual cash dividend of $0.375 per share on its Class I common shares. It is currently expected that any semi-annual dividend would be declared in September and March.

On September 29, 2010, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.45 per share on our Class A ordinary shares payable to shareholders of record at the close of business on October 15, 2010. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.45 per share on its Class I common shares payable to shareholders of record at the close of business on October 12, 2010. Both dividends are payable on November 15, 2010.

Future dividends on Accenture plc Class A ordinary shares, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board of Directors of Accenture plc and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors of Accenture plc may deem relevant, as well as our ability to pay dividends in compliance with the Companies Acts.

In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders resident in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish dividend withholding tax. However, shareholders residing in other countries will generally be subject to Irish dividend withholding tax.

Recent Sales of Unregistered Securities

None.

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides information relating to the Company’s purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares for the fourth quarter of fiscal 2010. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
				(in millions)
June 1, 2010—June 30, 2010
Class A ordinary shares	817,071	$38.29	642,654	$3,596
Class X ordinary shares	905,180	$0.0000225	—	—
July 1, 2010—July 31, 2010
Class A ordinary shares	8,950,107	$39.34	8,268,880	3,260
Class X ordinary shares	1,270,649	$0.0000225	—	—
August 1, 2010—August 31, 2010
Class A ordinary shares	8,185,958	$38.67	8,178,868	2,920
Class X ordinary shares	1,478,804	$0.0000225	—	—
Total
Class A ordinary shares(4)	17,953,136	$38.99	17,090,402
Class X ordinary shares(5)	3,654,633	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2010, we repurchased 17,090,402 Accenture plc Class A ordinary shares under this program for an aggregate price of $667 million. The open-market purchase program does not have an expiration date.

(3)	As of August 31, 2010, our aggregate available authorization for share repurchases and redemptions was $2,920 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2010, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for repurchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the fourth quarter of fiscal 2010, Accenture purchased 862,734 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans.

(5)	During the fourth quarter of fiscal 2010, we redeemed 3,654,633 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the fourth quarter of fiscal 2010. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
Accenture SCA
June 1, 2010—June 30, 2010
Class I common shares	113,683	$38.87	—	—
July 1, 2010—July 31, 2010
Class I common shares	258,456	$39.55	—	—
August 1, 2010—August 31, 2010
Class I common shares	515,820	$40.09	—	—
Total
Class I common shares	887,959	$39.78	—	—
Accenture Canada Holdings Inc.
June 1, 2010—June 30, 2010
Exchangeable shares	7,500	$38.99	—	—
July 1, 2010—July 31, 2010
Exchangeable shares	—	$—	—	—
August 1, 2010—August 31, 2010
Exchangeable shares	71,699	$39.21	—	—
Total
Exchangeable shares	79,199	$39.19	—	—

(1)	During the fourth quarter of fiscal 2010, we acquired a total of 887,959 Accenture SCA Class I common shares and 79,199 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee forfeiture.

(3)	As of August 31, 2010, our aggregate available authorization for share repurchases and redemptions was $2,920 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2010, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for repurchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of August 31, 2010 and 2009 and for fiscal 2010, 2009 and 2008 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2008, 2007 and 2006 and for fiscal 2007 and 2006 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2010	2009(1)	2008	2007	2006(2)(3)
	(in millions of U.S. dollars)
Income Statement Data:
Revenues before reimbursements (“Net revenues”)	$21,551	$21,577	$23,387	$19,696	$16,646
Revenues	23,094	23,171	25,314	21,453	18,228
Operating income	2,915	2,644	3,012	2,493	1,841
Net income(4)	2,060	1,938	2,197	1,723	1,433
Net income attributable to Accenture plc(4)	1,781	1,590	1,692	1,243	973

(1)	Includes the impact of the restructuring costs recorded in the fourth quarter of fiscal 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2009 Compared to Fiscal 2008—Restructuring and Reorganization Costs, net”

(2)	Includes the financial impact of the resolution of the NHS matter recorded during fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations for the Year Ended August 31, 2007 Compared to Year Ended August 31, 2006” in our Form 10-K for fiscal 2008.

(3)	Includes the impact of the adoption of Statement of Financial Accounting Standards 123R, “Share-Based Payment.”

(4)	On September 1, 2009, the Company adopted guidance issued by the FASB on noncontrolling interests. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. Prior to fiscal 2010, Net income was referred to as Income before minority interest and Net income attributable to Accenture plc was referred to as Net income.

	Fiscal
	2010	2009	2008	2007	2006
Earnings Per Class A Ordinary Share:
Basic	$2.79	$2.55	$2.77	$2.06	$1.65
Diluted	2.66	2.44	2.64	1.97	1.59
Dividends per ordinary share	1.125	0.50	0.42	0.35	0.30

	As of August 31,
	2010	2009	2008	2007	2006
	(in millions of U.S. dollars)
Balance Sheet Data:
Cash and cash equivalents	$4,838	$4,542	$3,603	$3,314	$3,067
Total assets	12,835	12,256	12,399	10,747	9,497
Long-term debt, net of current portion	1	—	2	3	27
Accenture plc shareholders’ equity(1)	2,836	2,835	2,424	1,975	1,842

(1)	On September 1, 2009, the Company adopted guidance issued by the FASB on noncontrolling interests. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc, an Irish public limited company, and its subsidiaries or, prior to September 1, 2009, to Accenture Ltd, a Bermuda exempted company that, on that date, became a direct, wholly owned subsidiary of Accenture plc, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2010” means the 12-month period that ended on August 31, 2010. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

Overview

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2010 were $5.42 billion, compared with $5.15 billion for the fourth quarter of fiscal 2009, an increase of 5% in U.S. dollars and 8% in local currency. Although some industries and geographies where we operate continue to be impacted by the economic downturn that began to adversely affect our business in January 2009, overall market demand for our services has improved in recent quarters. Based on new contract bookings recorded in fiscal 2010, we expect growth to continue in most areas of our business. In the fourth quarter of fiscal 2010, four of our five operating groups, including Products, Financial Services, Resources and Communications & High Tech, experienced quarterly year-over-year revenue growth in local currency. Looking forward, we anticipate that the level of growth will vary across segments and geographic regions and between consulting and outsourcing services. In addition, given there is still economic uncertainty in some markets around the world, our ability to effectively respond to changing client demand patterns will be a key driver of our performance.

Net revenues for fiscal 2010 were $21.55 billion, compared with $21.58 billion in fiscal 2009, flat in U.S. dollars and a decrease of 2% in local currency. During fiscal 2010, many of the industries and geographies where we operate continued to be impacted by the economic downturn. This adversely affected our year-over-year consulting and outsourcing revenue growth, primarily in the first half of fiscal 2010.

In our consulting business, net revenues for the fourth quarter of fiscal 2010 were $3.09 billion, compared with $2.91 billion for the fourth quarter of fiscal 2009, an increase of 6% in U.S. dollars and 9% in local currency. Consulting net revenues for fiscal 2010 were $12.37 billion, compared with $12.56 billion for fiscal 2009, a decrease of 1% in U.S. dollars and 4% in local currency. Although fiscal 2010 consulting revenues reflect the impact of the economic downturn, overall market demand for our consulting services improved during the second half of fiscal 2010. Beginning in the third quarter of fiscal 2010 and to a greater degree in the fourth quarter, we experienced quarterly year-over-year consulting revenue growth in local currency. In the fourth quarter of fiscal 2010, consulting growth in four of our five operating groups, led by Products and Financial Services, was offset by a decline in Health & Public Service, primarily due to our public service business. We are providing a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend is resulting in work volume growing faster than revenues, and we expect this to continue in the medium term. Clients continue to focus on initiatives designed to deliver near- and medium-term cost savings and performance improvement. Projects with growth and transformational objectives are returning; however, clients remain cautious, seeking flexibility by using a phased approach to contracting work. In addition, the pricing environment continues to be competitive.

In our outsourcing business, net revenues for the fourth quarter of fiscal 2010 were $2.33 billion, compared with $2.23 billion for the fourth quarter of fiscal 2009, an increase of 4% in U.S. dollars and 7% in local currency. Outsourcing net revenues for fiscal 2010 were $9.18 billion, compared with $9.02 billion for fiscal 2009, an increase of 2% in U.S. dollars and flat in local currency. Overall market demand for our outsourcing services improved during the second half of fiscal 2010, and we are beginning to experience higher volumes and scope expansions on existing contracts. Beginning in the third quarter of fiscal 2010 and to a greater degree in the fourth quarter, we experienced quarterly year-over-year outsourcing revenue growth in local currency, with significant growth in Products. However, our outsourcing revenue growth during fiscal 2010 continued to be adversely impacted in three operating groups, primarily in Financial Services and to a lesser extent in Communications & High Tech and Resources, by the higher volume of contract terminations and restructurings that began to affect our business after the first quarter of fiscal 2009. We do not expect the fiscal 2009 contract terminations and restructurings to have a material year-over-year impact to outsourcing revenue growth in future periods. In addition, we are providing a greater proportion of outsourcing services through use of lower-cost resources at reduced price levels.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to fiscal 2009, the U.S. dollar weakened against many currencies in fiscal 2010. This resulted in favorable currency translation and U.S. dollar revenue results that were approximately 2% better than our results in local currency for fiscal 2010.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the fourth quarter of fiscal 2010 was approximately 86%, flat with the fourth quarter of fiscal 2009, a decrease from 88% for the third quarter of fiscal 2010 and more in line with our target range. This level of utilization reflects continued demand for resources in our Global Delivery Network as well as an increase in demand in certain countries, including the United States. We are actively hiring to meet current and projected future demand.

Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. We aggressively plan and manage our payroll costs and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. These cost-management strategies also include executing an increasing amount of our client delivery from our Global Delivery Network in lower-cost locations. Based on current and projected future demand, we increased our headcount, the majority of which serve our clients, to approximately 204,000 as of August 31, 2010, compared with approximately 177,000 as of August 31, 2009. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2010 was 17%, flat with the third quarter of fiscal 2010 and more in line with historical levels prior to the economic downturn. This compares with 10% for the fourth quarter of fiscal 2009. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. Compensation increases for fiscal 2011, which for the majority of our personnel were effective September 1, 2010, are higher than in the prior fiscal year. As in prior fiscal years, we expect to adjust pricing and/or the mix of resources to reduce the impact of this on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to hire sufficient employees with the skills and background where they are needed, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2010 was 34.0%, compared with 32.3% for the fourth quarter of fiscal 2009. Gross margin for fiscal 2010 was 33.6%, compared with 31.7% for fiscal 2009. As discussed more fully below, the primary driver for the increase in gross margin for fiscal 2010 was a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities.

Sales and marketing and general and administrative costs as a percentage of net revenues were 20.9% for the fourth quarter fiscal 2010, compared with 19.1% for the fourth quarter of fiscal 2009. Sales and marketing and general and administrative costs as a percentage of net revenues were 20.1% for fiscal 2010, compared with 18.3% for fiscal 2009. Sales and marketing is driven primarily by compensation costs for business-development activities, investment in service offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of these activities in lower-cost locations. During fiscal 2010, we directed a higher percentage of resource capacity to selling and other business-development activities and we streamlined our approach to capturing time spent on business-development activities. The combination of these two factors has resulted in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. We have not reclassified fiscal 2009 amounts to conform to the fiscal 2010 presentation, as it would be impractical to do so. The increase in sales and marketing in fiscal 2010 was partially offset by a decrease in general and administrative costs as a percentage of net revenues, primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009. In addition, in the first quarter of fiscal 2009, general and administrative costs included a bad debt provision of $72 million, which reflected our best estimate of collectibility risks on outstanding receivables, particularly from clients in high-risk industries or with potential liquidity issues. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the fourth quarter of fiscal 2010 was $714 million, compared with $420 million for the fourth quarter of fiscal 2009. Operating margin (Operating income as a percentage of net revenues) for the fourth quarter of fiscal 2010 was 13.2%, compared with 8.2% for the fourth quarter of fiscal 2009. Operating income for fiscal 2010 was $2,915 million, compared with $2,644 million for fiscal 2009. Operating margin for fiscal 2010 was 13.5%, compared with 12.3% for fiscal 2009. Restructuring costs of $253 million recorded in the fourth quarter of fiscal 2009 reduced Operating margin by 110 basis points for fiscal 2009. Excluding the effects of the restructuring costs, Operating income as a percentage of net revenues for fiscal 2010 increased 10 basis points compared with fiscal 2009.

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

Bookings and Backlog

New contract bookings for the fourth quarter of fiscal 2010 were $6.51 billion, with consulting bookings of $3.54 billion and outsourcing bookings of $2.97 billion. New contract bookings for fiscal 2010 were $24.98 billion, with consulting bookings of $13.62 billion and outsourcing bookings of $11.36 billion.

We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients are seeking flexibility by using a phased approach to contracting consulting work, which is resulting in smaller initial total contract values than in the past. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.

The majority of our contracts are terminable by the client on short notice, and some without notice. Accordingly, we do not believe it is appropriate to characterize bookings attributable to these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

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

Revenue Recognition

Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, some contracts include incentives related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.

We recognize revenues from technology integration consulting contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.

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

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the interim provision for income tax expense. In accordance with FASB guidance on uncertainty in income taxes, a change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

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

Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Net revenues (by operating group, geography and type of work) and reimbursements were as follows:

	Fiscal		Percent (Decrease) Increase U.S.$	Percent (Decrease) Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2010	2009			2010	2009
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$4,612	$4,831	(5)%	(7)%	21%	22%
Financial Services	4,446	4,323	3	1	21	20
Health & Public Service(1)	3,581	3,662	(2)	(4)	17	17
Products(1)	4,985	4,853	3	1	23	23
Resources	3,911	3,880	1	(2)	18	18
Other	15	29	n/m	n/m	—	—

TOTAL Net Revenues(2)	21,551	21,577	—	(2)%	100%	100%

Reimbursements	1,544	1,594	(3)%

TOTAL REVENUES(2)	$23,094	$23,171	—

GEOGRAPHY
Americas	$9,465	$9,403	1%	(1)%	44%	44%
EMEA(3)	9,583	9,904	(3)	(4)	44	46
Asia Pacific	2,502	2,270	10	1	12	10

TOTAL Net Revenues(2)	$21,551	$21,577	—	(2)%	100%	100%

TYPE OF WORK
Consulting	$12,371	$12,556	(1)%	(4)%	57%	58%
Outsourcing	9,179	9,021	2	—	43	42

TOTAL Net Revenues(2)	$21,551	$21,577	—	(2)%	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, Middle East and Africa.

We conduct business in the following countries that individually comprised 10% or more of consolidated net revenues within fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
United States	36%	36%	34%
United Kingdom	10	10	12

Net Revenues

Operating Groups

The following net revenues by operating group commentary discusses local currency net revenues changes in aggregate for fiscal 2010 compared to fiscal 2009:

•

Communications & High Tech net revenues decreased 7% in local currency. Consulting revenues declined significantly in local currency, primarily due to declines across all industry groups in EMEA and Asia Pacific. While the fiscal 2010 consulting revenues reflected a decline, strong year-over-year growth in the fourth quarter partially offset revenue declines in the first three quarters of fiscal 2010. The consulting revenue decline reflected some clients continuing to seek flexibility by shifting to a more phased approach to contracting work and focusing on managing the scope of existing projects. Outsourcing revenues declined modestly in local currency, primarily due to a significant decline in Communications in Americas, partially offset by growth in Electronics & High Tech in Americas and Asia Pacific and Media & Entertainment in EMEA and Americas. Client strategy changes, which began in fiscal 2009, particularly in Communications, resulted in a number of contract modifications, which had a negative impact on outsourcing revenues during fiscal 2010.

•

Financial Services net revenues increased 1% in local currency. Year-over-year growth in the second half of fiscal 2010 more than offset revenue declines in the first half of fiscal 2010. Consulting revenues increased in local currency, primarily driven by growth in Banking across all geographic regions and Capital Markets in EMEA and Asia Pacific, partially offset by declines in Insurance in EMEA and Americas. Outsourcing revenues declined significantly in local currency, primarily due to declines in Banking in EMEA and Americas, partially offset by growth in Insurance in EMEA. Modest year-over-year outsourcing growth in the fourth quarter partially offset revenue declines in the first three quarters of fiscal 2010. Client consolidations and strategy changes that resulted in contract terminations in fiscal 2009 had a negative impact on our outsourcing revenue in fiscal 2010.

•

Health & Public Service net revenues declined 4% in local currency. Consulting revenues declined in local currency, primarily due to a decline in Public Service in Americas, principally due to the impact of inefficient delivery on a contract, and declines in Health in Americas and EMEA and Public Service in Asia Pacific. Outsourcing revenues increased modestly in local currency, primarily driven by growth in Americas in Health and Public Service. In addition, the growing uncertainty and challenges in the public sector, particularly in the United States and the United Kingdom and several other countries in Europe, continue to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation resulted in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings rather than large transformational projects. These trends had a negative impact on our revenues and new contract bookings during fiscal 2010 and we expect this trend to continue.

•

Products net revenues increased 1% in local currency. Year-over-year growth in the second half of fiscal 2010 more than offset revenue declines in the first half of fiscal 2010. Consulting revenues declined modestly in local currency, primarily due to declines in EMEA and Americas across all industry groups except Consumer Goods & Services, which experienced significant growth in Americas. Consulting revenues reflected the continuation of the more conservative spending patterns of our clients, which began in the second quarter of fiscal 2009. In addition, consulting revenues were negatively impacted by a significant reduction in revenues in the first quarter of fiscal 2010 at two large clients as a result of completing several large projects and transitioning from front-end consulting to outsourcing services. Outsourcing revenues increased in local currency, primarily driven by growth across all geographic regions and across all industry groups except Retail in Americas and Asia Pacific.

•

Resources net revenues decreased 2% in local currency. While the fiscal 2010 net revenues reflected a decline, year-over-year growth in the second half of fiscal 2010 partially offset revenue declines in the first half of fiscal 2010. Consulting revenues declined modestly in local currency, primarily due to declines in EMEA across all industry groups and in Utilities in Americas and Asia Pacific, partially offset by growth in Energy in Americas. Consulting revenues were impacted by our clients’ continued caution in launching new programs as well as their focus on slowing the pace of existing projects. Outsourcing revenues increased modestly in local currency, primarily driven by growth in Energy in Americas and Natural Resources in Asia Pacific, partially offset by declines in Utilities and Chemicals in Americas.

Geographic Regions

•

Americas net revenues decreased 1% in local currency. While the fiscal 2010 net revenues reflected a decline, year-over-year growth in the second half of fiscal 2010, particularly in the United States, partially offset revenue declines in the first half of fiscal 2010. We experienced declines in local currency across most countries in Americas, principally due to decreases in the United States and Brazil.

•

EMEA net revenues decreased 4% in local currency. While the fiscal 2010 net revenues reflected a decline, year-over-year growth in the fourth quarter of fiscal 2010 partially offset revenue declines in the first three quarters of fiscal 2010. We experienced declines in local currency across many countries in EMEA, principally due to decreases in the Netherlands, Germany, Spain, Italy and France. These declines were partially offset by growth in several countries, led by the United Kingdom.

•

Asia Pacific net revenues increased 1% in local currency. Year-over-year growth in the second half of fiscal 2010 more than offset revenue declines in the first half of fiscal 2010. Growth in local currency was principally driven by our business in Singapore and Malaysia, partially offset by declines in Australia and Japan.

Operating Expenses

Operating expenses for fiscal 2010 were $20,179 million, a decrease of $348 million, or 2%, from fiscal 2009, and decreased as a percentage of revenues to 87.4% from 88.6% during this period. Operating expenses before reimbursable expenses for fiscal 2010 were $18,636 million, a decrease of $297 million, or 2%, from fiscal 2009, and decreased as a percentage of net revenues to 86.5% from 87.7% during this period.

Cost of Services

Cost of services for fiscal 2010 was $15,843 million, a decrease of $487 million, or 3%, from fiscal 2009, and decreased as a percentage of revenues to 68.6% from 70.5% during this period. Cost of services before reimbursable expenses for fiscal 2010 was $14,300 million, a decrease of $436 million, or 3%, from fiscal 2009, and decreased as a percentage of net revenues to 66.4% from 68.3% during this period. Gross margin for fiscal 2010 increased to 33.6% from 31.7% for fiscal 2009. The primary driver for the increase in gross margin for fiscal 2010 was a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities. See “—Overview.”

Sales and Marketing

Sales and marketing expense for fiscal 2010 was $2,658 million, an increase of $499 million, or 23%, from fiscal 2009, and increased as a percentage of net revenues to 12.3% from 10.0% during this period. The increase as a percentage of net revenues was primarily driven by a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities. See “—Overview.”

General and Administrative Costs

General and administrative costs for fiscal 2010 were $1,668 million, a decrease of $120 million, or 7%, from fiscal 2009, and decreased as a percentage of net revenues to 7.7% from 8.3% during this period. The decrease as a percentage of net revenues was primarily due to the $72 million bad debt provision recorded in the first quarter of fiscal 2009, as well as expense savings resulting from the global consolidation of office space in fiscal 2009.

Restructuring and Reorganization Costs, net

We recorded restructuring costs of $253 million in the fourth quarter of fiscal 2009. These costs included $111 million related to global consolidation of our office space and $142 million related to realignment of our workforce, primarily at the senior-executive level, to reset our cost structure and better align our organization for the future.

We recorded net reorganization costs of $10 million for fiscal 2010, compared with net reorganization benefits of $3 million for fiscal 2009. In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2010, the remaining liability for reorganization costs was $272 million, of which $262 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Restructuring and Reorganization Costs, net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Income and Operating Margin

Operating income for fiscal 2010 was $2,915 million, an increase of $271 million, or 10%, from fiscal 2009, and increased as percentage of net revenues to 13.5% from 12.3% during this period. The restructuring costs of $253 million recorded in the fourth quarter of fiscal 2009 reduced Operating margin by 110 basis points for fiscal 2009. Excluding the effects of the restructuring costs in fiscal 2009, Operating income as a percentage of net revenues for fiscal 2010 increased 10 basis points compared with fiscal 2009. Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications & High Tech	$615	13%	$608	13%	$7
Financial Services	772	17	467	11	305
Health & Public Service(1)	287	8	480	13	(193)
Products(1)	592	12	531	11	61
Resources	649	17	558	14	91

Total	$2,915	13.5%	$2,644	12.3%	$271

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

Operating Income and Operating Margin Excluding Restructuring Costs (Non-GAAP)

FY10 Operating Income as Reported (GAAP) compared to

FY09 Operating Income Excluding Restructuring Costs (Non-GAAP)

	Fiscal
	2010		2009
	Operating Income	Operating Margin	Restructuring Costs(2)	Operating Income Excluding Restructuring Costs	Operating Margin	(Decrease) Increase(3)
	(in millions of U.S. dollars)
Communications & High Tech	$615	13%	$49	$657	14%	$(42)
Financial Services	772	17	53	521	12	252
Health & Public Service(1)	287	8	46	525	14	(239)
Products(1)	592	12	58	589	12	3
Resources	649	17	46	604	16	45

Total(3)	$2,915	13.5%	$253	$2,896	13.4%	$18

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	Represents restructuring costs related to reducing excess real estate capacity and to realign the workforce incurred during the fourth quarter of fiscal year 2009. We have presented Operating income and operating margin excluding restructuring costs, because the restructuring costs meaningfully affect the comparability of our results of operations between periods. We believe that providing investors with this information gives additional insights into our on-going results of operations.

(3)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during fiscal 2010 was similar to that disclosed for Net revenues. In fiscal 2009, each operating group recorded a portion of the $72 million bad debt provision recorded in the first quarter and the $253 million restructuring cost recorded in the fourth quarter. Additionally, in fiscal 2010, each operating group experienced expense savings resulting from the global consolation of office space in fiscal 2009. See “—General and Administrative Costs” and “—Restructuring and Reorganization Costs, net.” The commentary below provides additional insight into operating group performance and operating margin for fiscal 2010, compared with fiscal 2009, exclusive of foreign currency exchange rates, bad debt provision and restructuring cost impacts.

•

Communications & High Tech operating income decreased, primarily due to revenue declines and higher selling costs as a percentage of net revenues, offset by improved outsourcing contract profitability.

•

Financial Services operating income increased, primarily driven by consulting revenue growth, improved utilization and outsourcing contract profitability, partially offset by a decline related to lower outsourcing revenues.

•

Health & Public Service operating income decreased, primarily due to inefficient delivery on a few consulting contracts, higher selling costs as a percentage of net revenues and lower consulting contract profitability. In addition, fiscal 2009 results were favorably impacted by the resolution of a contract termination.

•

Products operating income was flat, as an increase related to higher outsourcing revenues was offset by a decline related to lower consulting revenues, lower consulting contract profitability and higher selling costs as a percentage of net revenues.

•	Resources operating income increased, primarily driven by improved utilization, partially offset by a decline related to lower consulting revenues.

Interest Income

Interest income was $30 million in fiscal 2010, a decrease of $20 million, or 40%, from fiscal 2009. The decrease was primarily due to lower interest rates.

Other Expense, net

Other expense, net was $16 million in fiscal 2010, an increase of $12 million from fiscal 2009. The change was driven by higher net foreign currency exchange losses during fiscal 2010.

Provision for Income Taxes

The effective tax rates for fiscal 2010 and 2009 were 29.3% and 27.6%, respectively. The effective tax rate increased in fiscal 2010 primarily as a result of lower benefits related to adjustments to prior-year tax liabilities in fiscal 2010 compared with fiscal 2009, partially offset by changes in the geographic distribution of income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests eliminates the income earned or expense incurred attributable to the equity interest that some of our current and former senior executives and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational Structure.” The resulting Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc. Since January 2002, noncontrolling interests has also included immaterial amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary.

Net income attributable to noncontrolling interests was $280 million in fiscal 2010, a decrease of $68 million, or 20%, from fiscal 2009. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 13% for fiscal 2010 from 17% for fiscal 2009.

Earnings Per Share

Diluted earnings per share were $2.66 for fiscal 2010, compared with $2.44 for fiscal 2009. The $0.22 increase in fiscal 2010 earnings per share compared with fiscal 2009 earnings per share was primarily due to the following: a $0.24 increase reflecting the impact of the restructuring charge recorded in the fourth quarter last year; a $0.07 increase from a lower share count; and a $0.06 increase from favorable foreign exchange rates. These increase were partially offset by the following: a $0.04 decrease from lower revenue and operating income in local currency; a $0.01 decrease from lower reorganization benefits; a $0.03 decrease from lower non-operating items; and a $0.07 decrease from a higher effective income tax rate. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Results of Operations for Fiscal 2009 Compared to Fiscal 2008

Net revenues (by operating group, geography and type of work) and reimbursements were as follows:

	Fiscal		Percent (Decrease) Increase U.S.$	Percent (Decrease) Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2009	2008			2009	2008
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$4,831	$5,450	(11)%	(4)%	22%	23%
Financial Services	4,323	5,005	(14)	(6)	20	22
Health & Public Service(1)	3,662	3,582	2	8	17	15
Products(1)	4,853	5,357	(9)	(1)	23	23
Resources	3,880	3,963	(2)	8	18	17
Other	29	29	n/m	n/m	—	—

TOTAL Net Revenues(2)	21,577	23,387	(8)%	—	100%	100%

Reimbursements	1,594	1,927	(17)

TOTAL REVENUES	$23,171	$25,314	(8)%

GEOGRAPHY
Americas	$9,403	$9,726	(3)%	—%	44%	42%
EMEA	9,904	11,546	(14)	(2)	46	49
Asia Pacific	2,270	2,115	7	12	10	9

TOTAL Net Revenues	$21,577	$23,387	(8)%	—	100%	100%

TYPE OF WORK
Consulting	$12,556	$14,117	(11)%	(4)%	58%	60%
Outsourcing	9,021	9,270	(3)	6	42	40

TOTAL Net Revenues	$21,577	$23,387	(8)%	—	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

Net Revenues

Since January 2009, our business was affected by the continuing global economic downturn. Many clients delayed new large consulting commitments, slowed the pace of on-going projects and reduced requests for incremental projects. In addition, in response to clients seeking to reduce operating costs with requests for price concessions, where practicable, we shifted to lower-cost resources at a reduced price level. As a result, most of our operating groups experienced either declines in or lower local currency growth in consulting revenues beginning in the second quarter of fiscal 2009. Consulting revenues declined 12% in local currency in the fourth quarter of fiscal 2009, compared with the fourth quarter of fiscal 2008, primarily due to declines in Communications & High Tech of 26%, Products of 23%, Financial Services of 12% and Resources of 5%, partially offset by local currency growth in Health & Public Service of 11%. In addition, most of our operating groups experienced lower local currency growth in outsourcing revenues during fiscal 2009, compared with fiscal 2008. In the fourth quarter, outsourcing revenue growth in local currency slowed to 1%, compared with the fourth quarter of fiscal 2008, as growth in Products of 8%, Resources of 5% and Health & Public Service of 5% was offset by declines in Financial Services of 8% and Communications & High Tech of 2%.

Operating Groups

The following net revenues by operating group commentary discusses local currency revenues changes for fiscal 2009 compared to fiscal 2008:

•

Communications & High Tech net revenues decreased 4% in local currency. Consulting revenues declined 11% in local currency, with growth in the first quarter of fiscal 2009, more than offset by year-over-year contraction during the last three quarters. The aggregate local currency decline was due to declines across all industry groups in Americas and EMEA. These declines were partially offset by consulting growth across all industry groups in Asia Pacific. Client strategy changes, particularly in Communications, have resulted in a number of contract modifications in fiscal 2009, which had a negative impact on consulting revenues in fiscal 2009 and continued to have a negative impact in fiscal 2010. Outsourcing revenues increased 4% in local currency, primarily driven by growth across all industry groups in Asia Pacific and in Electronics & High Tech and Media & Entertainment in EMEA, partially offset by a decline in Communications in EMEA.

•

Financial Services net revenues decreased 6% in local currency. Consulting revenues declined 11% in local currency, primarily due to declines in Banking in EMEA and, to a lesser extent, in Insurance and Capital Markets in Americas. These declines were partially offset by consulting growth in Banking in the Americas region and in Capital Markets in EMEA. Outsourcing revenues increased 2% in local currency, primarily driven by growth in Banking in EMEA and in Insurance in Americas and Asia Pacific, partially offset by declines in Capital Markets in Americas and EMEA. Client strategy changes and consolidations in the financial services industry resulted in a number of outsourcing contract terminations, which had a negative impact on our revenues, contributing to a decline in outsourcing revenues during the second half of fiscal 2009.

•

Health & Public Service net revenues increased 8% in local currency. Consulting and outsourcing revenues increased 11% and 4% in local currency, respectively. Growth was primarily in Americas and EMEA.

•

Products net revenues decreased 1% in local currency. Consulting revenues declined by 8% in local currency, with growth in the first quarter of fiscal 2009, more than offset by year-over-year contraction during the last three quarters. The aggregate local currency decline was primarily due to declines in EMEA across all industry groups except Retail and in Americas across all industry groups except Consumer Goods & Services. Outsourcing revenues increased 11% in local currency, primarily driven by growth in Consumer Goods & Services and Transportation & Travel Services across all geographic regions.

•

Resources net revenues increased 8% in local currency. Consulting revenues increased 7% in local currency, with strong growth in the first half of fiscal 2009, partially offset by year-over-year contraction during the second half. The aggregate growth was led by Utilities in EMEA and Natural Resources in Asia Pacific, partially offset by a decline in Chemicals in the EMEA. Outsourcing revenues increased 8% in local currency, primarily driven by growth in Utilities and Energy in EMEA and growth in Utilities in Americas.

Geographic Regions

•

Americas net revenues were flat in local currency. We experienced growth in local currency in Brazil, driven by strong growth during the first three quarters of fiscal 2009, which moderated to flat growth in the fourth quarter of fiscal 2009. This growth was offset by declines in the United States and Canada, where growth early in the year was more than offset by lower growth and/or declines that began in the second quarter of fiscal 2009.

•

EMEA net revenues decreased 2% in local currency. In general, growth moderated or declined across EMEA beginning in the second quarter of fiscal 2009, led by declines in local currency in the United Kingdom, Spain, Switzerland, Ireland and Sweden. In the Netherlands and Germany we experienced growth in local currency for the first three quarters of fiscal 2009, partially offset by a fourth quarter decline in Germany and flat growth in the Netherlands.

•

Asia Pacific net revenues increased 12% in local currency. Growth in local currency was principally driven by our business in Australia and Singapore. In Japan we experienced growth in local currency for the first three quarters of fiscal 2009, partially offset by a fourth quarter decline.

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

General and Administrative Costs

General and administrative costs for fiscal 2009 were $1,789 million, a decrease of $92 million, or 5%, from fiscal 2008, and increased as a percentage of net revenues to 8.3% from 8.0% over this period. The increase as a percentage of net revenues was primarily due to the bad debt provision recorded in the first quarter of fiscal 2009 of $72 million, or 0.3% of net revenues. This provision reflects our best estimate of collectibility risks on outstanding receivables, in light of global economic conditions, particularly from clients in high-risk industries or with potential liquidity issues.

Restructuring and Reorganization Costs, net

We recorded restructuring costs of $253 million in the fourth quarter of fiscal 2009. These costs included $111 million related to global consolidation of our office space and $142 million related to realignment of our workforce, primarily at the senior-executive level, to reset our cost structure and better align our organization for the future.

We recorded net reorganization benefits of $3 million for fiscal 2009, which included a $16 million reduction in reorganization liabilities offset by $13 million of interest expense associated with carrying these liabilities. We recorded net reorganization costs of $23 million for fiscal 2008, related to interest expense associated with carrying the liabilities. In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. For additional information, refer to Note 3 (Restructuring and Reorganization Costs, net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

	Fiscal
	2009		2008		(Decrease) Increase(2)
	Operating Income	Percent of OG Operating Margin	Operating Income	Percent of OG Operating Margin
	(in millions of U.S. dollars)
Communications & High Tech	$608	13%	$657	12%	$(49)
Financial Services	467	11	661	13	(193)
Health & Public Service(1)	480	13	425	12	55
Products(1)	531	11	699	13	(169)
Resources	558	14	570	14	(12)

Total	$2,644	12.3%	$3,012	12.9%	$(368)

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

Operating Income and Operating Margin Excluding Restructuring Costs (Non-GAAP)

FY09 Operating Income Excluding Restructuring Costs (Non-GAAP) compared to

FY08 Operating Income as Reported (GAAP)

	Fiscal
	2009			2008		(Decrease) Increase(3)
	Restructuring Costs(2)	Operating Income Excluding Restructuring Costs	Operating Margin	Operating Income (as Reported)	Operating Margin
	(in millions of U.S. dollars)
Communications & High Tech	$49	$657	14%	$657	12%	$—
Financial Services	53	521	12	661	13	(140)
Health & Public Services(1)	46	525	14	425	12	101
Products(1)	58	589	12	699	13	(111)
Resources	46	604	16	570	14	34

Total(3)	$253	$2,896	13.4%	$3,012	12.9%	$(115)

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	Represents restructuring costs related to reducing excess real estate capacity and to realign the workforce incurred during the fourth quarter of fiscal year 2009. We have presented Operating income and operating margin excluding restructuring costs, because the restructuring costs meaningfully affect the comparability of our results of operations between periods. We believe that providing investors with this information gives additional insights into our on-going results of operations.

(3)	May not total due to rounding.

While we saw our net revenues contract, due to both the global economic downturn and significant foreign currency exchange rate fluctuations, we improved our gross margins by focusing on contract profitability, particularly in our outsourcing business. This improvement was partially offset by higher selling costs as a percentage of net revenues. In addition, each operating group recorded a portion of the $72 million bad debt provision recorded in the first quarter of fiscal 2009 and a portion of the $253 million restructuring cost. See “—General and Administrative Costs” and “—Restructuring and Reorganization Costs, net.” During fiscal 2009, we estimate that the aggregate percentage impact of foreign-exchange rates on our operating income is similar to that disclosed for net revenues. The operating group commentary below provides additional insight into operating group performance and operating margin for fiscal 2009, compared to fiscal 2008, exclusive of foreign currency exchange rate, bad debt provision and restructuring impacts.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests eliminates the income earned or expense incurred attributable to the equity interest that some of our current and former senior executives and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational Structure.” The resulting Net income of Accenture plc represents the income attributable to the shareholders of Accenture plc. Since January 2002, noncontrolling interests has also included immaterial amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary.

Net income attributable to noncontrolling interests was $348 million in fiscal 2009, a decrease of $157 million, or 31%, from fiscal 2008. The change was due to a $259 million decrease in Net income and a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average minority ownership interests to 17% for fiscal 2009 from 22% for fiscal 2008.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under various credit facilities. In addition, we could raise additional funds through public or private debt or equity financings. We may use our available or additional funds to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	facilitate purchases, redemptions and exchanges of Accenture shares.

As of August 31, 2010, cash and cash equivalents was $4,838 million, compared with $4,542 million as of August 31, 2009, an increase of $297 million. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2010	2009	2008	2010 to 2009 Change(1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$3,092	$3,160	$2,803	$(69)
Investing activities	(274)	(245)	(324)	(29)
Financing activities	(2,429)	(1,850)	(2,162)	(579)
Effect of exchange rate changes on cash and cash equivalents	(92)	(126)	(29)	34

Net increase in cash and cash equivalents	$297	$939	$288	$(642)

(1)	May not total due to rounding.

Operating activities:    The $69 million decrease in cash provided by operating activities was primarily due to a net use of cash related to changes in operating assets and liabilities, partially offset by higher net income.

Investing activities:    The $29 million increase in cash used was primarily due to lower net proceeds from available-for-sale investments and increased spending on business acquisitions, partially offset by lower spending on property and equipment.

Financing activities:    The $579 million increase in cash used was primarily due to increases in cash dividends paid and net purchases of shares. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

Borrowing Facilities

As of August 31, 2010, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility(1)	$1,200	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities(2)	369	—
Local guaranteed and non-guaranteed lines of credit(3)	147	—

Total	$1,716	$—

(1)	This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. We continue to be in compliance with relevant covenant terms. As of August 31, 2010 and 2009, we had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2010 and 2009, we had no borrowings under these facilities. During fiscal 2010, we had no material borrowings under the facilities. Based on the average annual balances, the weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit was approximately 4% in fiscal 2009.

(3)	We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2010 and 2009, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $152 million and $172 million of letters of credit outstanding as of August 31, 2010 and 2009, respectively. In addition, we had total outstanding debt of $2 million and $1 million as of August 31, 2010 and 2009.

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

A summary of our share purchase activity during fiscal 2010 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases(1)	24,940,402	$986	—	$—	24,940,402	$986
Other share purchase programs	—	—	23,152,567	945	23,152,567	945
Other purchases(2)	3,666,119	139	—	—	3,666,119	139

Total(3)	28,606,521	$1,125	23,152,567	$945	51,759,088	$2,071

(1)	We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)	During fiscal 2010, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans.

(3)	May not total due to rounding.

As of August 31, 2010, our aggregate available authorization was $2,920 million for our publicly announced open-market share purchase program and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2011. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, the company’s ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted, and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions

During fiscal 2010, we issued 3,977,356 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.

Subsequent Developments

On September 29, 2010, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.45 per share on our Class A ordinary shares payable to shareholders of record at the close of business on October 15, 2010. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.45 per share on its Class I common shares payable to shareholders of record at the close of business on October 12, 2010. Both dividends are payable on November 15, 2010.

Obligations and Commitments

As of August 31, 2010, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$2	$1	$—	$—	$1
Operating leases	1,846	407	499	327	613
Retirement obligations(3)	119	16	24	23	56
Purchase obligations and other commitments(4)	166	62	71	30	3

Total	$2,133	$486	$594	$380	$673

(1)	The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. For additional information, refer to Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(2)	In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2010, the remaining liability for reorganization costs was $272 million, of which $262 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. The reorganization liabilities have been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Restructuring and Reorganization Costs, net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(3)	Amounts represent projected payments under certain unfunded retirement plans for former pre-incorporation partners. Given these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(4)	Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

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

To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”.

Recently Adopted Accounting Pronouncements

On September 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition-related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the guidance on business combinations did not have a material impact on our Consolidated Financial Statements.

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

New Accounting Pronouncements

In September 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of allocation in previous guidance and requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price. The new guidance requires that a vendor use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our market risk sensitive instruments were entered into for purposes other than trading.

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Swiss franc, U.S. dollar/Australian dollar, U.S. dollar/Norwegian Krone, U.S. dollar/Philippine peso, U.S. dollar/ Japanese yen, and U.S. dollar/Danish Krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso and U.K. pound/Indian rupee, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by Accenture’s Global Delivery Network.

For designated cash flow hedges, gains and losses currently recorded in Accumulated Other Comprehensive Loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of Services. As of August 31, 2010, it is anticipated that $1 million of the net gains, net of tax currently recorded in Accumulated Other Comprehensive Loss will be reclassified into Cost of Services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $218 million and $180 million as of August 31, 2010 and 2009, respectively.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities as of August 31, 2010 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

The equity price risk associated with our marketable equity securities that are subject to market price volatility is not material in relation to our consolidated financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the principal executive officer and the principal financial officer of Accenture plc have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the Proxy Statement for our Annual General Meeting of Shareholders filed with the SEC on December 21, 2009.

Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. The remaining information called for by Item 10 is included in the sections captioned “Board and Corporate Governance Matters—Director Biographies,” “Board and Corporate Governance Matters—Board Meetings and Committees,” “Board and Corporate Governance Matters—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2011 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2011 and is incorporated by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2010 fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is included in the sections captioned “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” included in the definitive proxy statement relating to the 2011 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2011 and is incorporated by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2010 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of August 31, 2010, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	67,261,052	(1)	$19.63	0
2010 Share Incentive Plan	1,031,468	(2)	39.395	48,943,108
2001 Employee Share Purchase Plan	—		N/A	0
2010 Employee Share Purchase Plan	—		N/A	43,276,165
Equity compensation plans not approved by shareholders	—		N/A	—

Total	68,292,520			92,219,273

(1)	Consists of 20,912,195 stock options with a weighted average exercise price of $19.63 per share and 46,348,857 restricted share units.

(2)	Consists of 7,867 stock options with a weighted average exercise price of $39.395 per share and 1,023,601 restricted share units.

The remaining information called for by Item 12 is included in the sections captioned “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” included in the definitive proxy statement relating to the 2011 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2011 and is incorporated by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2010 fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is included in the sections captioned “Board and Corporate Governance Matters—Director Independence” and “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” included in the definitive proxy statement relating to the 2011 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2011 and is incorporated by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2010 fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is included in the sections captioned “Independent Auditors’ Fees” included in the definitive proxy statement relating to the 2011 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2011 and is incorporated by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2010 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements as of August 31, 2010 and August 31, 2009 and for the three years ended August 31, 2010—Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None

3. Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to the 8-K12B)
10.1	Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q (File No. # 001-16565))
10.2	Assumption Agreement of the Amended and Restated Voting Agreement, dated September 1, 2009 (incorporated by reference to Exhibit 10.4 to the 8-K12B)
10.3*	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the Accenture Ltd Registration Statement on Form S-1 (File No. # 333-59194) filed on April 19, 2001 (the “April 19, 2001 Form S-1”))
10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. # 333-59194) filed on July 12, 2001)
10.6*	2010 Share Incentive Plan (incorporated by reference to Annex A of Accenture plc’s definitive Proxy Statement on Schedule 14A filed on December 21, 2009 (the “2009 Proxy Statement”))
10.7*	2010 Employee Share Purchase Plan (incorporated by reference to Annex B of the 2009 Proxy Statement)
10.8	Form of Articles of Association of Accenture SCA, updated as of November 16, 2009 (incorporated by reference to Exhibit 10.1 to the November 30, 2009 10-Q)
10.9	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q)

Exhibit Number	Exhibit
10.10*	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1)
10.11	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1)
10.12	Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (File No. # 333-59194) filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”))
10.13	First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)
10.14*	Form of Employment Agreement of Messrs. Campbell, Green and Rohleder and Ms. Craig (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A (File No. #333-59194) filed on June 8, 2001 (the “June 8, 2001 S-1/A”))
10.15*	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.10 to the August 31, 2008 10-K)
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.17	Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)
10.18	First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)
10.19*	Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q (File No. # 001-16565))
10.20*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2007 10-Q)
10.21*	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)
10.22*	Form of Senior Leadership Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2007 10-Q)
10.23*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2007 10-Q)
10.24*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 29, 2008 10-Q)
10.25*	CEO Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2009 10-Q)
10.26*	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q)

Exhibit Number	Exhibit
10.27*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2010 and August 31, 2009, (ii) Consolidated Income Statements for the years ended August 31, 2010, 2009 and 2008, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements for the years ended August 31, 2010, 2009 and 2008, (iv) Consolidated Cash Flows Statements for the years ended August 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements

(*)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 25, 2010 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ WILLIAM D. GREEN
Name: William D. Green Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Pamela J. Craig and Julie Spellman Sweet, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 25, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM D. GREEN William D. Green	Chief Executive Officer, Chairman of the Board and Director (principal executive officer)

/s/ DINA DUBLON Dina Dublon	Director

/s/ CHARLES GIANCARLO Charles Giancarlo	Director

/s/ DENNIS F. HIGHTOWER Dennis F. Hightower	Director

Signature	Title

/s/ NOBUYUKI IDEI Nobuyuki Idei	Director

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director

/s/ ROBERT I. LIPP Robert I. Lipp	Director

/s/ MARJORIE MAGNER Marjorie Magner	Director

/s/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/s/ SIR MARK MOODY-STUART Sir Mark Moody-Stuart	Director

/s/ PIERRE NANTERME Pierre Nanterme	Director

/s/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

/s/ PAMELA J. CRAIG Pamela J. Craig	Chief Financial Officer (principal financial officer)

/s/ ANTHONY G. COUGHLAN Anthony G. Coughlan	Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to the 8-K12B)
10.1	Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q (File No. # 001-16565))
10.2	Assumption Agreement of the Amended and Restated Voting Agreement, dated September 1, 2009 (incorporated by reference to Exhibit 10.4 to the 8-K12B)
10.3*	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the Accenture Ltd Registration Statement on Form S-1 (File No. # 333-59194) filed on April 19, 2001 (the “April 19, 2001 Form S-1”))
10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. # 333-59194) filed on July 12, 2001)
10.6*	2010 Share Incentive Plan (incorporated by reference to Annex A of Accenture plc’s definitive Proxy Statement on Schedule 14A filed on December 21, 2009 (the “2009 Proxy Statement”))
10.7*	2010 Employee Share Purchase Plan (incorporated by reference to Annex B of the 2009 Proxy Statement)
10.8	Form of Articles of Association of Accenture SCA, updated as of November 16, 2009 (incorporated by reference to Exhibit 10.1 to the November 30, 2009 10-Q)
10.9	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q)
10.10*	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1)
10.11	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1)
10.12	Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (File No. # 333-59194) filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”))
10.13	First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)
10.14*	Form of Employment Agreement of Messrs. Campbell, Green and Rohleder and Ms. Craig (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A (File No. #333-59194) filed on June 8, 2001 (the “June 8, 2001 S-1/A”))
10.15*	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.10 to the August 31, 2008 10-K)
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)

Exhibit Number	Exhibit
10.17	Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)
10.18	First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)
10.19*	Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q (File No. # 001-16565))
10.20*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2007 10-Q)
10.21*	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)
10.22*	Form of Senior Leadership Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2007 10-Q)
10.23*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2007 10-Q)
10.24*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 29, 2008 10-Q)
10.25*	CEO Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2009 10-Q)
10.26*	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q)
10.27*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)

Exhibit Number	Exhibit
101

The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting

Language): (i) Consolidated Balance Sheets as of August 31, 2010 and August 31, 2009, (ii) Consolidated Income Statements for the years ended August 31, 2010, 2009 and 2008, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements for the years ended August 31, 2010, 2009 and 2008, (iv) Consolidated Cash Flows Statements for the

years ended August 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial

Statements

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE PLC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Accenture plc:

We have audited the accompanying Consolidated Balance Sheets of Accenture plc and its subsidiaries as of August 31, 2010 and 2009, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2010. We also have audited Accenture plc’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture plc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture plc and its subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture plc maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company, as of September 1, 2007, changed its method of accounting for uncertain tax positions. The Company, as of September 1, 2009, adopted guidance on noncontrolling interests.

/s/ KPMG LLP

Chicago, Illinois

October 25, 2010

ACCENTURE PLC

CONSOLIDATED BALANCE SHEETS

August 31, 2010 and 2009

(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2010	August 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,838,292	$4,541,662
Short-term investments	2,987	7,904
Receivables from clients, net	2,534,598	2,251,341
Unbilled services, net	1,127,827	1,110,444
Deferred income taxes, net	569,678	479,662
Other current assets	490,243	599,501

Total current assets	9,563,625	8,990,514

NON-CURRENT ASSETS:
Unbilled services, net	54,310	94,496
Investments	41,023	29,011
Property and equipment, net	659,569	701,144
Goodwill	841,234	825,152
Deferred contract costs	518,780	531,777
Deferred income taxes, net	532,191	745,228
Other non-current assets	624,521	338,412

Total non-current assets	3,271,628	3,265,220

TOTAL ASSETS	$12,835,253	$12,255,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$143	$594
Accounts payable	885,328	717,379
Deferred revenues	1,772,833	1,725,179
Accrued payroll and related benefits	2,683,492	2,423,883
Accrued consumption taxes	263,612	231,501
Income taxes payable	247,416	261,058
Deferred income taxes, net	43,287	21,053
Other accrued liabilities	671,493	858,312

Total current liabilities	6,567,604	6,238,959

NON-CURRENT LIABILITIES:
Long-term debt	1,445	361
Deferred revenues relating to contract costs	497,102	536,065
Retirement obligation	952,747	678,333
Deferred income taxes, net	67,976	71,941
Income taxes payable	1,246,960	1,102,589
Other non-current liabilities	226,696	241,280

Total non-current liabilities	2,992,926	2,630,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized, 40,000 and zero shares issued as of August 31, 2010 and August 31, 2009, respectively	57	—
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 696,814,789 and 677,019,865 shares issued as of August 31, 2010 and August 31, 2009, respectively	16	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 64,985,193 and 89,918,808 issued and outstanding as of August 31, 2010 and August 31, 2009, respectively	1	2
Restricted share units	973,889	870,699
Additional paid-in capital	137,883	—
Treasury shares, at cost: Ordinary, 40,000 and zero shares as of August 31, 2010 and August 31, 2009, respectively; Class A ordinary, 71,776,324 and 54,063,555 shares as of August 31, 2010 and August 31, 2009, respectively	(2,524,137)	(1,755,446)
Retained earnings	4,634,329	3,947,129
Accumulated other comprehensive loss	(386,292)	(227,178)

Total Accenture plc shareholders’ equity	2,835,746	2,835,221
Noncontrolling interests	438,977	550,985

Total shareholders’ equity	3,274,723	3,386,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,835,253	$12,255,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2010, 2009 and 2008

(In thousands of U.S. dollars, except share and per share amounts)

	2010	2009	2008
REVENUES:
Revenues before reimbursements (“Net revenues”)	$21,550,568	$21,576,850	$23,386,802
Reimbursements	1,543,510	1,594,118	1,927,024

Revenues	23,094,078	23,170,968	25,313,826
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	14,299,821	14,735,736	16,201,217
Reimbursable expenses	1,543,510	1,594,118	1,927,024

Cost of services	15,843,331	16,329,854	18,128,241
Sales and marketing	2,658,058	2,159,462	2,270,789
General and administrative costs	1,668,306	1,788,514	1,880,342
Restructuring and reorganization costs, net	9,538	249,273	22,872

Total operating expenses	20,179,233	20,527,103	22,302,244

OPERATING INCOME	2,914,845	2,643,865	3,011,582
(Loss) gain on investments, net	(6)	1,358	6,476
Interest income	29,931	49,922	114,621
Interest expense	(14,677)	(14,121)	(22,704)
Other expense, net	(15,724)	(3,288)	(2,213)

INCOME BEFORE INCOME TAXES	2,914,369	2,677,736	3,107,762
Provision for income taxes	853,910	739,590	910,574

NET INCOME	2,060,459	1,938,146	2,197,188
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(257,636)	(330,080)	(485,891)
Net income attributable to noncontrolling interests—other	(22,167)	(18,103)	(19,546)

NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,780,656	$1,589,963	$1,691,751

Weighted average Class A ordinary shares:
Basic	637,170,234	623,007,198	610,949,205
Diluted	766,047,794	786,506,894	824,012,720
Earnings per Class A ordinary share:
Basic	$2.79	$2.55	$2.77
Diluted	$2.66	$2.44	$2.64
Cash dividends per share	$1.125	$0.50	$0.42

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2010, 2009 and 2008

(In thousands of U.S. dollars and in thousands of share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2007	$—	—	$14	635,109	$4	162,630	$649,475	$—	$(1,033,025)	(39,188)	$2,274,034	$84,161	$1,974,663	$663,520	$2,638,183
Adoption of FASB guidance on uncertainty in income taxes								(1,756)			19,245		17,489		17,489
Comprehensive income:
Net income											1,691,751		1,691,751	505,437	2,197,188
Other comprehensive loss:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments												11,381	11,381	—	11,381
Unrealized gains on marketable securities, net of reclassification adjustments												625	625	—	625
Foreign currency translation adjustments, net of tax												(59,001)	(59,001)	—	(59,001)
Defined benefit plans, net of tax												(31,038)	(31,038)	—	(31,038)

Other comprehensive loss												(78,033)		—

Comprehensive income													1,613,718		2,119,155
Income tax benefit on share-based compensation plans								57,017					57,017		57,017
Purchases of Class A ordinary shares				(1,512)				72,055	(608,406)	(17,511)	(7,375)		(543,726)	(124,570)	(668,296)
Share-based compensation expense							336,542	40,249					376,791		376,791
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares					(1)	(44,299)		(603,393)			(692,620)		(1,296,014)	(296,924)	(1,592,938)
Issuances of Class A ordinary shares:
Employee share programs			1	14,370			(186,119)	309,190	235,699	10,484			358,771	82,196	440,967
Upon redemption of Accenture SCA Class I common shares				11,130									—		—
Dividends							19,679				(271,911)		(252,232)	(81,453)	(333,685)
Other, net								126,638			(9,189)		117,449	(152,827)	(35,378)

Balance as of August 31, 2008	$—	—	$15	659,097	$3	118,331	$819,577	$—	$(1,405,732)	(46,215)	$3,003,935	$6,128	$2,423,926	$595,379	$3,019,305
Adoption of FASB guidance on defined benefit plans											(5,302)	(286)	(5,588)		(5,588)
Comprehensive income:
Net income											1,589,963		1,589,963	348,183	1,938,146
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments												(21,956)	(21,956)	—	(21,956)
Unrealized gains on marketable securities, net of reclassification adjustments												443	443	—	443
Foreign currency translation adjustments, net of tax												(83,759)	(83,759)	—	(83,759)
Defined benefit plans, net of tax												(127,748)	(127,748)	—	(127,748)

Other comprehensive loss												(233,020)		—

Comprehensive income													1,356,943		1,705,126

ACCENTURE PLC

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS — (continued)

For the Years Ended August 31, 2010, 2009 and 2008

(In thousands of U.S. dollars and in thousands of share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Income tax benefit on share-based compensation plans								16,831					16,831		16,831
Purchases of Class A ordinary shares				(3,158)				42,404	(665,791)	(21,649)	(37,266)		(660,653)	(114,488)	(775,141)
Share-based compensation expense							422,679	30,144					452,823		452,823
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares					(1)	(28,412)		(563,137)			(357,553)		(920,691)	(159,552)	(1,080,243)
Issuances of Class A ordinary shares:
Employee share programs				19,955			(396,296)	425,153	316,077	13,800			344,934	59,776	404,710
Upon redemption of Accenture SCA Class I common shares				1,126									—		—
Dividends							24,739				(332,440)		(307,701)	(70,745)	(378,446)
Other, net								48,605			85,792		134,397	(107,568)	26,829

Balance as of August 31, 2009	$—	—	$15	677,020	$2	89,919	$870,699	$—	$(1,755,446)	(54,064)	$3,947,129	$(227,178)	$2,835,221	$550,985	$3,386,206
Comprehensive income:
Net income											1,780,656		1,780,656	279,803	2,060,459
Other comprehensive loss:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments												14,915	14,915	1,932	16,847
Unrealized losses on marketable securities, net of reclassification adjustments												(523)	(523)	(68)	(591)
Foreign currency translation adjustments, net of tax												4,261	4,261	72	4,333
Defined benefit plans, net of tax												(177,767)	(177,767)	(23,032)	(200,799)

Other comprehensive loss												(159,114)		(21,096)

Comprehensive income													1,621,542		1,880,249
Income tax benefit on share-based compensation plans								65,946					65,946		65,946
Issuances and purchases of Ordinary shares	57	40							(57)	(40)			—		—
Purchases of Class A ordinary shares								118,823	(1,125,434)	(28,607)			(1,006,611)	(118,827)	(1,125,438)
Share-based compensation expense							395,899	29,923					425,822		425,822
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares					(1)	(24,934)		(500,319)			(325,523)		(825,843)	(119,594)	(945,437)
Issuances of Class A ordinary shares:
Employee share programs			1	15,818			(344,523)	384,209	356,800	10,895			396,487	40,538	437,025
Upon redemption of Accenture SCA Class I common shares				3,977									—		—
Dividends							51,814				(762,107)		(710,293)	(113,855)	(824,148)
Other, net								39,301			(5,826)		33,475	(58,977)	(25,502)

Balance as of August 31, 2010	$57	40	$16	696,815	$1	64,985	$973,889	$137,883	$(2,524,137)	(71,816)	$4,634,329	$(386,292)	$2,835,746	$438,977	$3,274,723

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2010, 2009 and 2008

(In thousands of U.S. dollars)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,060,459	$1,938,146	$2,197,188
Adjustments to reconcile Net income to Net cash provided by operating activities—
Depreciation, amortization and asset impairments	474,688	498,591	491,421
Restructuring and reorganization costs, net	9,538	249,273	22,872
Share-based compensation expense	425,822	452,823	377,365
Deferred income taxes, net	58,729	(62,979)	(89,952)
Other, net	35,604	82,930	(23,673)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(355,193)	658,134	(506,924)
Unbilled services, current and non-current	(22,040)	323,928	(255,317)
Other current and non-current assets	(251,058)	(256,476)	(449,838)
Accounts payable	125,126	(306,166)	34,198
Deferred revenues, current and non-current	93,024	(98,776)	474,213
Accrued payroll and related benefits	359,471	(280,863)	465,191
Income taxes payable, current and non-current	189,323	18,145	123,431
Other current and non-current liabilities	(111,873)	(56,508)	(56,927)

Net cash provided by operating activities	3,091,620	3,160,202	2,803,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	15,261	22,722	309,541
Purchases of available-for-sale investments	(13,528)	(1,782)	(27,694)
Proceeds from sales of property and equipment	3,792	4,665	10,839
Purchases of property and equipment	(238,215)	(243,455)	(320,368)
Purchases of businesses and investments, net of cash acquired	(41,075)	(29,487)	(298,110)
Proceeds from sale of business, net of cash transferred	—	2,163	1,798

Net cash used in investing activities	(273,765)	(245,174)	(323,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	437,025	404,710	440,967
Purchases of shares	(2,070,875)	(1,855,384)	(2,261,234)
Proceeds from (repayments of) long-term debt, net	682	(2,182)	(22,034)
Proceeds from (repayments of) short-term borrowings, net	5	(4,787)	4,049
Cash dividends paid	(824,148)	(378,446)	(333,685)
Excess tax benefits from share-based payment arrangements	67,323	66,766	63,368
Other, net	(39,038)	(80,980)	(52,948)

Net cash used in financing activities	(2,429,026)	(1,850,303)	(2,161,517)
Effect of exchange rate changes on cash and cash equivalents	(92,199)	(125,823)	(29,373)

NET INCREASE IN CASH AND CASH EQUIVALENTS	296,630	938,902	288,364
CASH AND CASH EQUIVALENTS, beginning of period	4,541,662	3,602,760	3,314,396

CASH AND CASH EQUIVALENTS, end of period	$4,838,292	$4,541,662	$3,602,760

Supplemental cash flow information
Interest paid	$14,733	$14,239	$22,888
Income taxes paid	$608,035	$813,155	$946,876

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Accenture plc is one of the world’s leading management consulting, technology services and outsourcing organizations and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, Accenture plc delivers competitively priced, high-value services that help clients measurably improve business performance. Accenture plc’s global delivery model enables it to provide a complete end-to-end delivery capability by drawing on its global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and its controlled subsidiary companies (collectively, the “Company”). Accenture plc’s only business is to hold Class I common shares in, and to act as the sole general partner of, its subsidiary, Accenture SCA, a Luxembourg partnership limited by shares. The Company operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture plc controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its Consolidated Financial Statements.

The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than the Company are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interest percentages were 11% and 15% as of August 31, 2010 and 2009, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.

All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2010” means the 12-month period that ended on August 31, 2010. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.

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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On September 1, 2009, also in connection with the Transaction, Accenture plc and Accenture Ltd entered into an Assumption and General Amendment Agreement pursuant to which Accenture Ltd assigned to Accenture plc, and Accenture plc assumed, the Accenture Ltd 2001 Share Incentive Plan (the “2001 SIP”) and the Accenture Ltd 2001 Employee Share Purchase Plan (the “2001 ESPP”), including all award or grant documents or agreements thereunder. All awards or grants under the equity incentive plans continue to be exercisable, issuable, held, available or vest upon the same terms and conditions as under the awards or grants prior to their assumption by Accenture plc, except that upon the exercise, issuance, holding, availability or vesting of those awards or grants, Accenture plc Class A ordinary shares are now issuable or available, or benefits or other amounts determined, in lieu of Accenture Ltd Class A common shares. Accenture Ltd was dissolved on December 29, 2009.

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

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2010 presentation. In addition, on September 1, 2009, the Company streamlined its approach to capturing time spent on business-development activities. This resulted in a greater amount of payroll costs for the Company’s client-services personnel being recorded in Sales and marketing rather than Cost of services. The Company has not reclassified fiscal 2009 or 2008 amounts to conform to the fiscal 2010 presentation, as it would be impractical to do so.

Revenue Recognition

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.

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

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $508,829 and $521,776 as of August 31, 2010 and 2009, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $496,646 and $535,939 as of August 31, 2010 and 2009, respectively, and are included in non-current Deferred revenues relating to contract costs.

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with the Company’s accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.

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

Employee Share-Based Compensation Arrangements

Share-based compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including money market funds of $425,000 and $732,167 as of August 31, 2010 and 2009, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.

Client Receivables, Unbilled Services and Allowances

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2010 and 2009, total allowances recorded for client receivables and unbilled services were $104,753 and $101,517, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services, particularly from clients in high-risk industries or with potential liquidity issues. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.

Concentrations of Credit Risk

The Company’s financial instruments, consisting primarily of cash and cash equivalents, foreign currency exchange rate instruments, client receivables and unbilled services, are exposed to concentrations of credit risk. The Company places its cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.

Investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the First In, First Out method and are included in (Loss) gain on investments, net. The Company does not hold these investments for speculative or trading purposes.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.

Operating Expenses

Selected components of operating expenses were as follows:

	Fiscal
	2010	2009	2008
Training costs	$591,229	$794,218	$985,929
Research and development costs	383,700	434,937	390,168
Advertising costs	71,157	77,315	91,034
Provision for doubtful accounts(1)	3,345	75,008	1,772

(1)	For additional information, see “— Client Receivables, Unbilled Services and Allowances.”

Subcontractor costs are included in Cost of services as they are incurred.

Recently Adopted Accounting Pronouncements

On September 1, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition-related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company’s adoption of the guidance on business combinations did not have a material impact on its Consolidated Financial Statements.

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

2.    EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2010	2009	2008
Basic Earnings per share
Net income attributable to Accenture plc	$1,780,656	$1,589,963	$1,691,751
Basic weighted average Class A ordinary shares	637,170,234	623,007,198	610,949,205

Basic earnings per share	$2.79	$2.55	$2.77

Diluted Earnings per share
Net income attributable to Accenture plc	$1,780,656	$1,589,963	$1,691,751
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.(1)	257,636	330,080	485,891

Net income for diluted earnings per share calculation	$2,038,292	$1,920,043	$2,177,642

Basic weighted average Class A ordinary shares	637,170,234	623,007,198	610,949,205
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests(1)	92,279,826	127,461,437	176,064,009
Diluted effect of employee compensation related to Class A ordinary shares(2)	36,294,149	35,899,999	36,922,789
Diluted effect of share purchase plans related to Class A ordinary shares	303,585	138,260	76,717

Diluted weighted average Class A ordinary shares	766,047,794	786,506,894	824,012,720

Diluted earnings per share(2)	$2.66	$2.44	$2.64

(1)	Diluted earnings per share assumes the redemption of all Accenture SCA Class I common shares owned by holders of noncontrolling interests and the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares, on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests—other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

(2)	Fiscal 2008 and 2009 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the payment of cash dividends.

For fiscal 2010, 2009 and 2008, 110,294 options, 193,143 options and 53,948 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.    RESTRUCTURING AND REORGANIZATION COSTS, NET

Restructuring

The Company recognized restructuring costs of $252,566 in the fourth quarter of fiscal 2009. The restructuring costs included $110,338 principally related to global consolidation of office space and $142,228 related to realignment of the Company’s workforce, primarily at the senior executive level. The restructuring costs were allocated to the reportable operating segments as follows: $49,192 to Communications & High Tech; $53,155 to Financial Services; $45,818 to Health & Public Service; $58,091 to Products; and $46,310 to Resources.

The Company’s restructuring activity was as follows:

	Workforce Realignment	Space Abandonment(1)	Total
Restructuring liability, as of August 31, 2008	$—	$32,132	$32,132
Restructuring costs	142,228	110,338	252,566
Asset impairments	—	(20,074)	(20,074)
Payments made	(732)	(5,744)	(6,476)
Other(2)	572	6,923	7,495

Restructuring liability, as of August 31, 2009	$142,068	$123,575	$265,643
Payments made	(124,491)	(35,388)	(159,879)
Other(2)	(13,030)	1,824	(11,206)

Restructuring liability, as of August 31, 2010	$4,547	$90,011	$94,558

(1)	Related to space abandonment recorded in fiscal 2002, 2004 and 2009.

(2)	Other represents changes in estimates, imputed interest and foreign currency translation.

The restructuring liabilities as of August 31, 2010 were $94,558, of which $28,574 was included in Other accrued liabilities and $65,984 was included in Other non-current liabilities. The remaining liabilities represent the net present value of estimated obligations for operating leases on abandoned office space.

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

The Company’s reorganization activity was as follows:

	Fiscal
	2010	2009	2008
Reorganization liability, beginning of period	$296,104	$308,694	$401,228
Final determinations(1)	(1,999)	(23,479)	(86,764)
Changes in estimates	—	7,297	86,764

Benefits recorded	(1,999)	(16,182)	—
Interest expense accrued	11,537	12,889	22,872
Payments	—	—	(143,184)
Foreign currency translation adjustments	(33,735)	(9,297)	27,778

Reorganization liability, end of period	$271,907	$296,104	$308,694

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

As of August 31, 2010, reorganization liabilities of $261,972 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,935 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of August 31, 2010, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and other of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss are as follows:

	August 31,
	2010	2009
Net unrealized gains (losses) on cash flow hedges, net of tax of $2,139 and $(7,962), respectively	$4,340	$(10,575)
Net unrealized losses on marketable securities	(769)	(246)
Foreign currency translation adjustments, net of tax of $4,510 and $1,637, respectively	(44,638)	(48,899)
Defined benefit plans, net of tax of $(201,754) and ($108,587), respectively	(345,225)	(167,458)

Accumulated other comprehensive loss	$(386,292)	$(227,178)

The activity related to the net change in net unrealized gains (losses) on cash flow hedges, net of tax, is as follows:

	Fiscal
	2010	2009
Net unrealized (losses) gains on cash flow hedges, net of tax, beginning of period	$(10,575)	$11,381
Change in fair value, net of tax of $15,276 and $(23,611), respectively	26,806	(35,307)
Reclassification adjustments into earnings, net of tax of $(3,865) and $10,690, respectively	(9,959)	13,351
Portion attributable to Noncontrolling interests, net of tax of $(1,310) and $0, respectively	(1,932)	—

Net unrealized gains (losses) on cash flow hedges, net of tax, end of period	$4,340	$(10,575)

5.    PROPERTY AND EQUIPMENT

The components of Property and equipment, net are as follows:

	August 31,
	2010	2009
Buildings and land	$3,321	$4,286
Computers, related equipment and software	1,336,357	1,415,441
Furniture and fixtures	300,914	320,589
Leasehold improvements	578,715	600,701

Property and equipment, gross	2,219,307	2,341,017
Total accumulated depreciation	(1,559,738)	(1,639,873)

Property and equipment, net	$659,569	$701,144

6.    BUSINESS COMBINATIONS AND GOODWILL

During fiscal 2008, the Company completed twelve individually immaterial acquisitions of businesses providing various technology consulting, advisory and outsourcing services, for total

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

consideration of $304,431. In addition, the Company may be required to make payments totaling up to approximately $70,000 over a four-year period that began on September 1, 2008, conditional on achieving certain performance measures or periods of service. In connection with these acquisitions, the Company recorded combined goodwill of $212,075, a portion of which was allocated to each of the reportable segments. The Company also recorded $72,005 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of less than one year to fifteen years. The pro forma effects on the Company’s operations were not material.

During fiscal 2009, the Company recorded adjustments related to purchase accounting for previous acquisitions. During fiscal 2010, the Company completed several individually immaterial acquisitions.

The Company performed impairment tests of goodwill for the three years ended August 31, 2010 and determined that goodwill was not impaired. The changes in the carrying amount of goodwill by reportable segment are as follows.

	August 31, 2008	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2009	Additions/ Adjustments(2)	Foreign Currency Translation Adjustments	August 31, 2010
Communications & High Tech	$163,386	$(2,381)	$(6,102)	$154,903	$1,438	$(4,827)	$151,514
Financial Services	143,380	173	(3,189)	140,364	2,314	(1,446)	141,232
Health & Public Service(1)	275,973	744	(1,805)	274,912	7,964	(2,330)	280,546
Products(1)	188,254	2,105	(7,917)	182,442	15,122	(4,208)	193,356
Resources	68,964	8,455	(4,888)	72,531	1,169	886	74,586

Total	$839,957	$9,096	$(23,901)	$825,152	$28,007	$(11,925)	$841,234

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	Additions/Adjustments primarily relate to immaterial acquisitions made during fiscal 2010.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $29,190 as of August 31, 2010. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2010 was $22,870.

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related the three-level hierarchy of fair value measurements, see Note 10 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	August 31,
	2010		2009
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$2,402,633	$6,747	$1,913,263	$(17,018)
To sell	187,681	(427)	106,962	(403)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2010 and 2009, the Company held no derivatives that were designated as fair value or net investment hedges.

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

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. Amounts reclassified into Cost of services for fiscal 2010 were $9,959 net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for fiscal 2010 and 2009 was not material. As of August 31, 2010, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss were net gains of $4,340 net of taxes, of which $591 is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during fiscal 2010 or 2009.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

	August 31,
	2010	2009
Assets
Other current assets	$10,806	$5,596
Other non-current assets	13,962	2,251

Total	$24,768	$7,847

Liabilities
Other accrued liabilities	$9,845	$19,227
Other non-current liabilities	5,202	7,157

Total	$15,047	$26,384

Other Derivatives

The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net gain of $29,574 and $32,244 for fiscal 2010 and 2009, respectively. These net gains were offset by net foreign currency losses, including net losses related to the underlying balance sheet exposures, and are recorded in Other expense, net in the Consolidated Income Statement.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

	August 31,
	2010	2009
Other current assets	$4,422	$5,757
Other accrued liabilities	7,823	4,641

For additional information related to derivative financial instruments, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.

8.    BORROWINGS AND INDEBTEDNESS

As of August 31, 2010, the Company had the following borrowing facilities:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility(1)	$1,200,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities(2)	369,160	—
Local guaranteed and non-guaranteed lines of credit(3)	146,925	—

Total	$1,716,085	$—

(1)	This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. The Company continues to be in compliance with relevant covenant terms. As of August 31, 2010 and 2009, the Company had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2010 and 2009, the Company had no borrowings under these facilities. During fiscal 2010, the Company had no material borrowings under the facilities. Based on the average annual balances, the weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit was approximately 4% in fiscal 2009.

(3)	The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2010 and 2009, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $152,117 and $172,388 of letters of credit outstanding as of August 31, 2010 and 2009, respectively. The Company also had total outstanding debt of $1,588 and $995 as of August 31, 2010 and 2009.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.    INCOME TAXES

	Fiscal
	2010	2009	2008
Current taxes:
U.S. federal	$302,500	$256,379	$311,270
U.S. state and local	42,562	30,187	37,774
Non-U.S.	437,150	511,890	615,306

Total current tax expense	782,212	798,456	964,350

Deferred taxes:
U.S. federal	(56,848)	22,437	(60,911)
U.S. state and local	(8,123)	2,383	(8,056)
Non-U.S.	136,669	(83,686)	15,191

Total deferred tax expense (benefit)	71,698	(58,866)	(53,776)

Total	$853,910	$739,590	$910,574

Deferred income tax expense (benefit) recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets related to the defined benefit plans liability before noncontrolling interests was ($105,238) and ($83,263) in fiscal 2010 and 2009, respectively, and related to the cash flow hedges before noncontrolling interests was $11,411 and ($12,921) in fiscal 2010 and 2009, respectively.

The components of Income before income taxes were as follows:

	Fiscal
	2010	2009	2008
U.S. sources	$526,721	$689,076	$565,933
Non-U.S. sources	2,387,648	1,988,660	2,541,829

Total	$2,914,369	$2,677,736	$3,107,762

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	0.9	1.2	0.7
Non-U.S. operations taxed at lower rates	(10.1)	(10.0)	(10.9)
Final determinations(1)	(1.1)	(4.1)	(3.9)
Other net activity in unrecognized tax benefits	2.5	3.4	6.1
Other, net	2.1	2.1	2.3

Effective income tax rate	29.3%	27.6%	29.3%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2010	2009
Deferred tax assets:
Pensions	$224,331	$138,251
Revenue recognition	84,110	93,444
Compensation and benefits	336,572	300,814
Share-based compensation	280,509	268,092
Tax credit carryforwards	149,905	44,971
Net operating loss carryforwards	158,302	171,542
Depreciation and amortization	56,865	159,483
Other	175,949	324,288

	1,466,543	1,500,885
Valuation allowance	(233,260)	(146,920)

Total deferred tax assets	1,233,283	1,353,965

Deferred tax liabilities:
Revenue recognition	(34,415)	(28,702)
Depreciation and amortization	(44,866)	(45,728)
Investments in subsidiaries	(137,229)	(112,906)
Other	(26,167)	(34,733)

Total deferred tax liabilities	(242,677)	(222,069)

Net deferred tax assets	$990,606	$1,131,896

The Company recorded valuation allowances of $233,260 and $146,920 as of August 31, 2010 and 2009, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2010, the Company recorded a net increase of $86,340 in the valuation allowance. The majority of this change relates to valuation allowances on tax credits, as the Company believes it is more likely than not that these assets will not be realized.

The Company had net operating loss carryforwards as of August 31, 2010 of $632,159. Of this amount, $101,570 expires between 2011 and 2016, $51,866 expires between 2017 and 2030, and $478,723 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2010 of $149,905, of which $40,925 will expire between 2011 and 2016, $17,026 will expire between 2017 and 2030, and $91,954 has an indefinite carryforward period.

As of August 31, 2010, the Company had $1,254,468 of unrecognized tax benefits, of which $703,967, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2009, the Company had $1,053,426 of unrecognized tax benefits, of which $589,497, if recognized, would favorably affect the Company’s effective tax rate. The differences of $550,501 and $463,929,

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

respectively, represent items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2010	2009
Balance, at beginning of period	$1,053,426	$1,087,001
Additions for tax positions related to the current year	151,008	131,168
Additions for tax positions related to prior years	115,975	13,451
Reductions for tax positions related to prior years	(39,772)	(96,684)
Statute of limitations expirations	(7,611)	(7,002)
Settlements with tax authorities	(5,038)	(38,408)
Cumulative translation adjustment	(13,520)	(36,100)

Balance, at end of period	$1,254,468	$1,053,426

For the year ended August 31, 2010, substantially all of the additions for tax positions related to prior years are for items that had no net impact to the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2010, 2009, and 2008, the Company recognized approximately $42,489, $47,498, and $59,419 in interest and penalties, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $222,499 ($153,719, net of tax benefits) and $190,024 ($131,884, net of tax benefits) on the Company’s Consolidated Balance Sheet as of August 31, 2010 and 2009, respectively.

The Company is currently under audit by the U.S. Internal Revenue Service for fiscal 2003 to 2007. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2003. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $474,000 or increase by approximately $62,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

As of August 31, 2010, the Company had not recognized a deferred tax liability on $1,567,405 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2011 and 2015. Some of the holidays are renewable at reduced levels, with renewal periods through 2025. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $71,000, $78,000 and $71,000 in fiscal 2010, 2009 and 2008, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.    RETIREMENT AND PROFIT SHARING PLANS

Defined Benefit Pension

In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans for certain current, retired and resigned employees. In addition, the Company’s U.S. defined benefit pension plans include a frozen plan for former pre-incorporation partners, which is unfunded. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan.

Certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits, such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are substantially provided for on an accrual basis.

Assumptions

The Company uses an August 31 measurement date for its U.S. and non-U.S. defined benefit pension plans. The weighted-average assumptions used to determine the fiscal year-end defined benefit pension obligations are as follows:

	August 31,
	2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.25%	4.77%	6.00%	5.26%
Rate of increase in future compensation	4.00%	3.68%	4.00%	3.32%

The Company’s methodology for selecting the discount rate for the U.S. Plans is to match the plans’ cash flows to that of the average of two yield curves that provide the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for the non-U.S. Plans primarily reflects the market rate for high-quality, fixed-income debt instruments. The discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s defined benefit pension plans as of the annual measurement date and is subject to change each year. The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on defined benefit pension plan assets and is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio.

Pension Expense

Pension expense for fiscal 2010, 2009 and 2008 was $76,425, $64,400 and $59,355 respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status

The changes in the defined benefit pension obligations, plan assets and funded status of material defined benefit pension plans for fiscal 2010 and 2009 were as follows:

	August 31,
	2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Changes in benefit obligation
Benefit obligation, beginning of year	$1,125,474	$704,036	$936,066	$681,290
Adoption of FASB guidance on defined benefit plans	—	—	9,015	3,074
Service cost	12,662	44,493	18,279	43,106
Interest cost	66,709	37,923	62,291	32,296
Termination benefits	—	1,066	—	1,442
Participant contributions	—	6,320	—	6,974
Acquisitions/divestitures/transfers	—	33,172	—	(2,927)
Amendments	—	(12,260)	—	—
Curtailments	—	(1,484)	—	359
Settlements	—	(7,133)	—	(2,603)
Actuarial loss (gain)	199,930	141,944	124,419	(10,986)
Benefits paid	(28,229)	(17,712)	(24,596)	(20,656)
Exchange rate impact	—	(26,043)	—	(27,333)

Benefit obligation, end of year	$1,376,546	$904,322	$1,125,474	$704,036

Changes in plan assets
Fair value of plan assets, beginning of year	$853,197	$587,032	$847,353	$588,316
Adoption of FASB guidance on defined benefit plans	—	—	(3,063)	(467)
Actual return on plan assets	94,633	34,098	24,167	(3,345)
Acquisitions/divestitures/transfers	—	36,350	—	2,596
Employer contributions	10,525	44,652	9,336	44,176
Participant contributions	—	6,320	—	6,974
Settlements	—	(7,133)	—	(2,603)
Benefits paid	(28,229)	(17,712)	(24,596)	(20,656)
Exchange rate impact	—	(4,834)	—	(27,959)

Fair value of plan assets, end of year	$930,126	$678,773	$853,197	$587,032

Reconciliation of funded status
Funded status	$(446,420)	$(225,549)	$(272,277)	$(117,004)
Unrecognized loss	410,226	164,811	255,223	36,355
Unrecognized prior service cost (credit)	34	(19,829)	170	(9,745)

Net amount recognized at year-end	$(36,160)	$(80,567)	$(16,884)	$(90,394)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	—	$27,961	$3,323	$50,582
Accrued benefit liability	(446,420)	(253,510)	(275,600)	(167,586)
Accumulated other comprehensive loss, pre-tax	410,260	144,982	255,393	26,610

Net amount recognized at year-end	$(36,160)	$(80,567)	$(16,884)	$(90,394)

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss

The pre-tax accumulated net actuarial loss and prior service cost (credit) recognized in Accumulated other comprehensive loss as of August 31, 2010 was as follows:

	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$410,226	$164,811
Prior service cost (credit)	34	(19,829)

Total	$410,260	$144,982

The estimated amounts that will be amortized from Accumulated other comprehensive loss as of August 31, 2010 into net periodic pension expense during fiscal 2011 are as follows:

	U.S. Plans	Non-U.S. Plans
Actuarial loss	$27,082	$7,860
Prior service cost (credit)	24	(2,553)

Total	$27,106	$5,307

Funded Status for Defined Benefit Plans

The accumulated benefit obligation for material defined benefit pension plans as of August 31, 2010 and 2009 was as follows:

	August 31,
	2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,363,544	$822,372	$1,112,418	$635,145

The following information is provided for material defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets as of August 31, 2010 and 2009:

	August 31,
	2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,376,546	$765,565	$1,076,148	$322,068
Fair value of plan assets	930,126	512,056	800,547	154,482

Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,363,544	$543,459	$1,064,498	$300,617
Fair value of plan assets	930,126	347,799	800,547	154,482

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Investment Strategies

U.S. Pension Plans

The overall investment objective of the plans is to provide growth in the defined benefit pension plans’ assets to help fund future defined benefit pension obligations while managing risk in order to meet current defined benefit pension obligations. The plans’ future prospects, their current financial conditions, the Company’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations. The Company recognizes that asset allocation of the defined benefit pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the target asset allocations and will be dictated by current and anticipated market conditions, required cash flows and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.

Non-U.S. Pension Plans

Plan assets in non-U.S. defined benefit pension plans conform to the investment policies and procedures of each plan and to relevant legislation. The pension committee or trustee of each plan regularly, but at least annually, reviews the investment policy and the performance of the investment managers. In certain countries, the trustee is also required to consult with the Company. Asset allocation decisions are made to provide risk adjusted returns that align with the overall investment strategy for each plan. Generally, the investment return objective of each plan is to achieve a total annualized rate of return that exceeds inflation over the long term by an amount based on the target asset allocation mix of that plan. In certain countries, plan assets are invested in funds that are required to hold a majority of assets in bonds, with a smaller proportion in equities. Also, certain plan assets are entirely invested in contracts held with the plan insurer, which determines the strategy. Defined benefit pension plans in certain countries are unfunded.

Risk Management

Plan investments are exposed to certain risks including market, interest rate and operating risk. In order to mitigate significant concentrations of these risks, the assets are invested in a diversified portfolio primarily consisting of equities and fixed income instruments. Equities are diversified between U.S. and non-U.S. index funds and are intended to achieve long term capital appreciation. To minimize asset volatility relative to the liabilities, a portion of plan assets are allocated to debt securities which appropriately match the duration of individual plan’s liabilities. Plan asset allocation and investment managers’ guidelines are reviewed on a regular basis.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Plan Assets

The following table shows the Company’s target allocation for fiscal 2011 and weighted-average plan assets allocations as of August 31, 2010 and 2009 by asset category, for material defined benefit pension plans:

	2011 Target Allocation		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	60%	35-45%	57%	33%	60%	32%
Debt securities	40	40-50	42	39	39	40
Cash and short-term investments	—	0-5	1	14	1	16
Insurance contracts	—	0-5	—	11	—	11
Other	—	10-15	—	3	—	1

Total	100%	100%	100%	100%	100%	100%

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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The fair values of the material U.S. and non-U.S. defined benefit pension plans assets as of August 31, 2010 are as follows:

U.S. Plans

	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$307,285	$—	$307,285
Non-U.S. equity securities	—	215,791	—	215,791
Fixed Income
U.S. government, state and local debt securities	—	314,388	—	314,388
Non-U.S. government debt securities	—	4,947	—	4,947
U.S. corporate debt securities	—	63,806	—	63,806
Non-U.S. corporate debt securities	—	10,224	—	10,224
Cash and short-term investments	10,912	—	—	10,912
Other	—	2,773	—	2,773

Total	$10,912	$919,214	$—	$930,126

Non-U.S. Plans

	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$33,842	$—	$33,842
Non-U.S. equity securities	—	166,918	—	166,918
Mutual fund equity securities	—	22,528	—	22,528
Fixed Income
Non-U.S. government debt securities	—	127,250	—	127,250
Non-U.S. corporate debt securities	—	96,635	—	96,635
Mutual fund debt securities	—	39,679	—	39,679
Cash and short-term investments	87,452	5,694	—	93,146
Insurance contracts	—	76,073	—	76,073
Other	—	22,702	—	22,702

Total	$87,452	$591,321	$—	$678,773

Expected Contributions

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $57,000 in fiscal 2011 related to contributions to its U.S. and non-U.S. defined benefit pension plans, cash funding for its retiree medical plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2011	$29,384	$23,385
2012	31,818	25,627
2013	34,111	27,099
2014	36,471	29,823
2015	39,099	32,811
2016-2020	246,839	187,734

Defined Contribution Plans

In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Defined contribution plans in countries other than the United States and the United Kingdom are individually immaterial. Total expenses recorded for the United States and the United Kingdom defined contribution plans were $223,793, $232,661 and $213,867 in fiscal 2010, 2009 and 2008, respectively.

11.    SHARE-BASED COMPENSATION

Share Incentive Plans

On February 4, 2010, Accenture’s shareholders approved the Accenture plc 2010 Share Incentive Plan (the “2010 SIP”), which the Board of Directors of Accenture approved on December 10, 2009. Any new equity grants awarded on or after February 4, 2010 were under the 2010 SIP. No new awards were granted on or after February 4, 2010 under the 2001 SIP, and any share capacity remaining under the 2001 SIP was cancelled and not incorporated into the 2010 SIP. However, shares related to outstanding awards granted under the 2001 SIP prior to February 4, 2010 continue to be satisfied from shares issued under the 2001 SIP.

The 2010 SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 50,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the 2010 SIP. As of August 31, 2010, 48,943,108 shares were available for future grants under the 2010 SIP. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the 2010 SIP. The Company issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the 2010 SIP.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2010	2009	2008
Total share-based compensation expense included in Net income	$425,822	$452,823	$377,365
Income tax benefit related to share-based compensation included in Net income	133,796	140,143	119,647

Restricted Share Units

Under the 2010 SIP and previously under the 2001 SIP, participants may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from 2 to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2010 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2009	47,445,104	$31.56
Granted	9,712,486	40.32
Vested	(11,418,047)	31.64
Forfeited	(2,067,526)	33.21

Nonvested balance as of August 31, 2010	43,672,017	$33.41

As of August 31, 2010, there was $428,916 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years. As of August 31, 2010, there were 3,700,441 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Stock Options

Stock options are granted to senior executives and other employees under the 2010 SIP and previously under the 2001 SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture plc Class A ordinary shares on the date the option is granted. Options granted under the 2010 SIP and previously under the 2001 SIP are subject to cliff or graded vesting, generally ranging from 2 to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. The fair value of each options grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Stock option activity for fiscal 2010 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2009	29,040,084	$19.35	3.6	$412,098
Granted	16,539	40.87
Exercised	(8,010,117)	18.63
Forfeited	(126,444)	21.72

Options outstanding as of August 31, 2010	20,920,062	$19.63	2.6	$356,341

Options exercisable as of August 31, 2010	20,386,549	$19.42	2.5	$351,374
Options exercisable as of August 31, 2009	28,150,454	19.11	3.4	406,360
Options exercisable as of August 31, 2008	32,789,179	18.69	4.3	745,341

Other information pertaining to option activity is as follows:

	Fiscal
	2010	2009	2008
Weighted average grant-date fair value of stock options granted	$11.65	$12.54	$15.51
Total fair value of stock options vested	3,928	14,506	28,483
Total intrinsic value of stock options exercised	177,721	83,089	150,711

Cash received from the exercise of stock options was $149,240 and the income tax benefit realized from the exercise of stock options was $49,592 for fiscal 2010. As of August 31, 2010, there was $916 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

Voluntary Equity Investment Program

In January 2006, the Company implemented a Voluntary Equity Investment Program (the “VEIP”), under which senior executives may purchase Accenture plc Class A ordinary shares each month at fair market value through after-tax payroll deductions. Senior executives who make the annual election to participate in the program will be granted at the end of each program year, if they do not withdraw during the program year, a number of restricted share units equal to 50% of the number of shares purchased during that year. The restricted share units granted under the VEIP are subject to a cliff vesting period of 2 years.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Employee Share Purchase Plans

2001 ESPP

The 2001 ESPP is a nonqualified plan that allows eligible employee participants to purchase Accenture plc Class A ordinary shares at a discount through payroll deductions. Under the 2001 ESPP, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $7.5 per offering period) to purchase Accenture plc Class A ordinary shares. The May 2010 share issuance was satisfied under the 2001 ESPP. Any new purchase offers made on or after February 4, 2010 were under the 2010 ESPP. Any share capacity remaining under the 2001 ESPP was cancelled and not incorporated into the 2010 ESPP share reserve.

As of August 31, 2010, 64,322,506 Accenture plc Class A ordinary shares had been issued under the 2001 ESPP. Under the 2001 ESPP, the Company issued 4,597,562 shares, 6,397,698 shares and 5,618,568 shares to employees in fiscal 2010, 2009 and 2008, respectively

2010 ESPP

On February 4, 2010, Accenture’s shareholders approved the Accenture plc 2010 Employee Share Purchase Plan (the “2010 ESPP”), which the Board of Directors of Accenture approved on December 10, 2009. The 2010 ESPP is similar to the 2001 ESPP, but with updates to plan provisions generally intended to reflect changes in tax and accounting rules and to provide greater flexibility to vary the terms upon which shares are offered for purchase to different groups or categories of employees.

A maximum of 45,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP plan. The Company also issues the shares purchased under the VEIP from the 2010 ESPP. As of August 31, 2010, 1,723,835 Accenture plc Class A ordinary shares had been issued under the 2010 ESPP.

12.    SHAREHOLDERS’ EQUITY

Accenture plc

Ordinary Shares

The Company has 40,000 authorized ordinary shares, par value €1 per share. Each ordinary share of Accenture plc entitles its holder to receive payments upon a liquidation of Accenture plc; however a holder of an ordinary share is not entitled to vote on matters submitted to a vote of shareholders of Accenture plc or to receive dividends.

Class A Ordinary Shares

An Accenture plc Class A ordinary share entitles its holder to one vote per share, and holders of those shares do not have cumulative voting rights. Each Class A ordinary share entitles its holder to a pro rata part of any dividend at the times and in the amounts, if any, which Accenture plc’s Board of Directors from time to time determines to declare, subject to any preferred dividend rights attaching to any preferred shares. Each Class A ordinary share is entitled on a winding-up of Accenture plc to be paid a pro rata part of the value of the assets of Accenture plc remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Class X Ordinary Shares

An Accenture plc Class X ordinary share entitles its holder to one vote per share, and holders of those shares do not have cumulative voting rights. A Class X ordinary share does not entitle its holder to receive dividends, and holders of those shares are not entitled to be paid any amount upon a winding-up of Accenture plc. Most of the Company’s partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares in connection with the Company’s transition to a corporate structure received a corresponding number of Accenture plc Class X ordinary shares. Accenture plc may redeem, at its option, any Class X ordinary share for a redemption price equal to the par value of the Class X ordinary share. Accenture plc has separately agreed with the original holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X ordinary share of such holder if the redemption would reduce the number of Class X ordinary shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares owned by that holder, as the case may be. Accenture plc will redeem Class X ordinary shares upon the redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X ordinary shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X ordinary shares are not transferable without the consent of Accenture plc.

Equity of Subsidiaries Redeemable or Exchangeable for Accenture plc Class A Ordinary Shares

Accenture SCA Class I Common Shares

Senior executives in certain countries, including the United States, received Accenture SCA Class I common shares in connection with the Company’s transition to a corporate structure. Only the Company and its current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Accenture SCA Class I common share entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA and entitles its holders to dividends and liquidation payments.

Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at a redemption price per share generally equal to its current market value as determined in accordance with Accenture SCA’s articles of association. Under Accenture SCA’s articles of association, the market value of a Class I common share will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture plc Class A ordinary share as reported on the New York Stock Exchange (or on such other designated market on which the Class A ordinary shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture plc sells its Class A ordinary shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture plc Class A ordinary share on the New York Stock Exchange (or on such other market on which the Class A ordinary shares primarily trade), net of customary brokerage and similar transaction costs. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture plc Class A ordinary shares on a one-for-one basis. Each holder of Class I common shares is entitled to a pro rata part of any dividend and to the value of any remaining assets of Accenture SCA after payment of its liabilities upon dissolution.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accenture SCA Class II and Class III common shares

On November 16, 2009, the shareholders of Accenture SCA approved amendments to Accenture SCA’s articles of association pursuant to which all of the Class II common shares and Class III common shares of Accenture SCA, which were all held by the Company, were reclassified into Class I common shares with the same rights as the Class I common shares that existed prior to November 16, 2009, as described above under “—Accenture SCA Class I Common Shares,” including being entitled to the payment of cash dividends. This amendment had no effect on the relative economic rights of Accenture plc or the other holders of Accenture SCA Class I common shares.

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

13.    MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchase And Redemption Activity

The Board of Directors of Accenture plc has authorized funding for the Company’s publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees.

The Company’s share purchase activity during fiscal 2010 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Open-market share purchases(1)	24,940,402	$986,069	—	$—	24,940,402	$986,069
Other share purchase programs	—	—	23,152,567	945,437	23,152,567	945,437
Other purchases(2)	3,666,119	139,369	—	—	3,666,119	139,369

Total	28,606,521	$1,125,438	23,152,567	$945,437	51,759,088	$2,070,875

(1)	The Company conducts a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to the Company’s employees.

(2)	During fiscal 2010, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2010, the Company’s aggregate available authorization was $2,920,219 for its publicly announced open-market share purchase program and the other share purchase programs.

Other Share Redemptions

During fiscal 2010, the Company issued 3,977,356 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”). The registration statement allows the Company, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.

Dividends

The Company’s dividend activity during fiscal 2010 was as follows:

		Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
Dividend Payment Date	Dividend Per Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Total Cash Outlay
November 16, 2009	$0.75	October 16, 2009	$470,874	October 13, 2009	$80,568	$551,442
May 14, 2010	$0.375	April 16, 2010	239,419	April 13, 2010	33,287	272,706

Total Dividends			$710,293		$113,855	$824,148

The payment of the cash dividends also resulted in the issuance of additional restricted share units to holders of restricted share units. Diluted weighted average Accenture plc Class A ordinary share amounts have been restated for all periods presented to reflect this issuance.

Subsequent Events

On September 29, 2010, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.45 per share on its Class A ordinary shares payable to shareholders of record at the close of business on October 15, 2010. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.45 per share on its Class I common shares payable to shareholders of record at the close of business on October 12, 2010. Both dividends are payable on November 15, 2010. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

14.    LEASE COMMITMENTS

The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes and sublease income from third parties, during fiscal 2010, 2009 and 2008 was as follows:

	Fiscal
	2010	2009	2008
Rental expense	$467,838	$500,949	$521,880
Sublease income from third parties	(30,741)	(33,179)	(37,625)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2010, were as follows:

	Operating Lease Payments	Operating Sublease Income
2011	$407,008	$(27,766)
2012	284,225	(23,715)
2013	214,331	(24,206)
2014	173,974	(24,675)
2015	153,570	(22,039)
Thereafter	613,298	(45,695)

	$1,846,406	$(168,096)

15.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2010 and August 31, 2009, the Company has reflected the fair value of $93,404 and $87,578, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

As of August 31, 2010 and August 31, 2009, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $556,000 and $508,000, respectively, of which all but approximately $71,000 and $24,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of August 31, 2010, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

16.    SEGMENT REPORTING

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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal:	Comm. & High Tech	Financial Services	Health & Public Service(1)	Products(1)	Resources	Other	Total
2010
Revenues before reimbursements	$4,612,290	$4,446,038	$3,580,802	$4,985,347	$3,911,041	$15,050	$21,550,568
Depreciation(2)	60,727	52,972	43,566	65,680	46,127	—	269,072
Operating income	614,777	772,499	286,510	592,152	648,907	—	2,914,845
Assets as of August 31(3)	566,630	97,731	420,172	449,891	455,070	(23,914)	1,965,580
2009
Revenues before reimbursements	$4,830,880	$4,322,896	$3,661,955	$4,852,581	$3,879,711	$28,827	$21,576,850
Depreciation(2)	55,787	63,558	28,278	80,942	50,275	—	278,840
Operating income	607,903	467,441	479,671	530,758	558,092	—	2,643,865
Assets as of August 31(3)	520,315	44,952	441,721	352,979	330,057	36,790	1,726,814
2008
Revenues before reimbursements	$5,449,737	$5,005,039	$3,582,434	$5,356,920	$3,963,477	$29,195	$23,386,802
Depreciation(2)	72,924	69,566	34,095	87,412	54,866	—	318,863
Operating income	656,785	660,560	424,768	699,370	570,099	—	3,011,582
Assets as of August 31(3)	816,081	303,364	616,791	544,106	480,202	(28,262)	2,732,282

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	Amounts include depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

(3)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services, Deferred contract costs and current and non-current Deferred revenues.

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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic areas and countries based on where client services are supervised. Information regarding geography and countries is as follows:

Fiscal:	Americas	EMEA(1)	Asia Pacific	Total
2010
Net revenues	$9,465,357	$9,583,268	$2,501,943	$21,550,568
Reimbursements	808,951	534,566	199,993	1,543,510

Revenues	10,274,308	10,117,834	2,701,936	23,094,078

Property and equipment, net as of August 31	240,228	204,948	214,393	659,569
2009
Net revenues	$9,403,420	$9,903,536	$2,269,894	$21,576,850
Reimbursements	853,035	564,886	176,197	1,594,118

Revenues	10,256,455	10,468,422	2,446,091	23,170,968

Property and equipment, net as of August 31	254,922	237,845	208,377	701,144
2008
Net revenues	$9,725,808	$11,545,904	$2,115,090	$23,386,802
Reimbursements	961,683	749,190	216,151	1,927,024

Revenues	10,687,491	12,295,094	2,331,241	25,313,826

Property and equipment, net as of August 31	280,812	295,301	224,051	800,164

(1)	EMEA includes Europe, Middle East and Africa.

The Company conducts business in the following countries that individually comprised 10% or more of consolidated Net revenues within fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
United States	36%	36%	34%
United Kingdom	10	10	12

The Company conducts business in the following countries that hold 10% or more of its total consolidated Property and equipment, net, as follows:

	August 31,
	2010	2009	2008
United States	30%	30%	29%
India	17	16	15
United Kingdom	n/a	n/a	10

n/a = not applicable

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Net revenues by type of work are as follows:

	Fiscal
	2010	2009	2008
Consulting	$12,371,268	$12,555,652	$14,117,186
Outsourcing	9,179,300	9,021,198	9,269,616

Net revenues	21,550,568	21,576,850	23,386,802
Reimbursements	1,543,510	1,594,118	1,927,024

Revenues	$23,094,078	$23,170,968	$25,313,826

17.    QUARTERLY DATA (unaudited)

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$5,382,532	$5,176,438	$5,571,017	$5,420,581	$21,550,568
Reimbursements	365,155	361,385	404,478	412,492	1,543,510
Revenues	5,747,687	5,537,823	5,975,495	5,833,073	23,094,078
Cost of services before reimbursable expenses	3,598,578	3,486,107	3,639,367	3,575,769	14,299,821
Reimbursable expenses	365,155	361,385	404,478	412,492	1,543,510
Cost of services	3,963,733	3,847,492	4,043,845	3,988,261	15,843,331
Operating income	746,408	650,973	803,830	713,634	2,914,845
Net income	524,798	461,879	563,519	510,263	2,060,459
Net income attributable to Accenture plc	444,817	399,760	490,597	445,482	1,780,656
Weighted average Class A ordinary shares:
— Basic	631,527,053	638,695,204	641,355,607	637,092,938	637,170,234
— Diluted	774,099,525	768,867,967	766,597,090	758,133,742	766,047,794
Earnings per Class A ordinary share:
— Basic	$0.70	$0.63	$0.76	$0.70	$2.79
— Diluted	0.67	0.60	0.73	0.66	2.66
Ordinary share price per share:
— High	$41.07	$43.89	$44.67	$41.13	$44.67
— Low(1)	32.89	39.55	17.74	36.05	17.74

(1)	On May 6, 2010, between 2:40pm EDT and 3:00pm EDT, U.S. equity markets experienced a rapid, severe decline and corresponding recovery, which has become known as the “flash crash.” Our stock was one of the securities involved in the “flash crash” and, because of this event, shows an intraday low on the consolidated tape of trades on all exchanges and market centers of $17.74; while on the NYSE, which is our primary listing exchange, the intraday low was $38.75.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$6,019,497	$5,266,324	$5,145,093	$5,145,936	$21,576,850
Reimbursements	451,111	391,239	392,255	359,513	1,594,118
Revenues	6,470,608	5,657,563	5,537,348	5,505,449	23,170,968
Cost of services before reimbursable expenses	4,131,689	3,643,999	3,474,466	3,485,582	14,735,736
Reimbursable expenses	451,111	391,239	392,255	359,513	1,594,118
Cost of services	4,582,800	4,035,238	3,866,721	3,845,095	16,329,854
Operating income	814,772	677,467	732,040	419,586	2,643,865
Net income	593,233	502,408	536,529	305,976	1,938,146
Net income attributable to Accenture plc	479,866	411,436	443,969	254,692	1,589,963
Weighted average Class A ordinary shares:
— Basic	622,243,687	620,461,500	623,649,189	625,482,372	623,007,198
— Diluted	797,873,617	787,502,962	784,047,232	780,116,186	786,506,894
Earnings per Class A ordinary share:
— Basic	$0.77	$0.66	$0.71	$0.41	$2.55
— Diluted	0.74	0.63	0.68	0.39	2.44
Ordinary share price per share:
— High	$43.04	$34.80	$32.00	$36.74	$43.04
— Low	24.76	26.25	26.33	29.38	24.76