Form 10-Q
period 2010-11-30
Accenture plc
filed 2010-12-20
CIK 1467373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2010

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

The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 13, 2010 was 640,626,617 (which number does not include 70,611,146 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 13, 2010 was 56,698,827.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE PLC

CONSOLIDATED BALANCE SHEETS

November 30, 2010 and August 31, 2010

(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2010	August 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,160,452	$4,838,292
Short-term investments	3,164	2,987
Receivables from clients, net	2,846,561	2,534,598
Unbilled services, net	1,354,854	1,127,827
Deferred income taxes, net	560,968	569,678
Other current assets	543,711	490,243

Total current assets	9,469,710	9,563,625

NON-CURRENT ASSETS:
Unbilled services, net	49,433	54,310
Investments	40,002	41,023
Property and equipment, net	673,697	659,569
Goodwill	895,233	841,234
Deferred contract costs	523,491	518,780
Deferred income taxes, net	557,270	532,191
Other non-current assets	660,038	624,521

Total non-current assets	3,399,164	3,271,628

TOTAL ASSETS	$12,868,874	$12,835,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$332	$143
Accounts payable	824,354	885,328
Deferred revenues	1,769,439	1,772,833
Accrued payroll and related benefits	2,691,323	2,683,492
Accrued consumption taxes	294,127	263,612
Income taxes payable	162,578	247,416
Deferred income taxes, net	44,137	43,287
Other accrued liabilities	660,561	671,493

Total current liabilities	6,446,851	6,567,604

NON-CURRENT LIABILITIES:
Long-term debt	—	1,445
Deferred revenues relating to contract costs	503,565	497,102
Retirement obligation	974,856	952,747
Deferred income taxes, net	73,528	67,976
Income taxes payable	1,338,764	1,246,960
Other non-current liabilities	220,200	226,696

Total non-current liabilities	3,110,913	2,992,926

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2010 and August 31, 2010, respectively	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 710,352,304 and 696,814,789 shares issued as of November 30, 2010 and August 31, 2010, respectively	16	16
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 57,195,556 and 64,985,193 issued and outstanding as of November 30, 2010 and August 31, 2010, respectively	1	1
Restricted share units	688,057	973,889
Additional paid-in capital	254,213	137,883
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2010 and August 31, 2010, respectively; Class A ordinary, 71,126,558 and 71,776,324 shares as of November 30, 2010 and August 31, 2010, respectively	(2,564,141)	(2,524,137)
Retained earnings	4,860,443	4,634,329
Accumulated other comprehensive loss	(329,250)	(386,292)

Total Accenture plc shareholders’ equity	2,909,396	2,835,746
Noncontrolling interests	401,714	438,977

Total shareholders’ equity	3,311,110	3,274,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,868,874	$12,835,253

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended November 30, 2010 and 2009

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	2010	2009
REVENUES:
Revenues before reimbursements (“Net revenues”)	$6,045,650	$5,382,532
Reimbursements	432,543	365,155

Revenues	6,478,193	5,747,687
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,101,170	3,598,578
Reimbursable expenses	432,543	365,155

Cost of services	4,533,713	3,963,733
Sales and marketing	731,471	621,860
General and administrative costs	385,726	412,121
Reorganization costs, net	348	3,565

Total operating expenses	5,651,258	5,001,279

OPERATING INCOME	826,935	746,408
(Loss) gain on investments, net	(51)	334
Interest income	9,393	6,945
Interest expense	(4,736)	(4,481)
Other income, net	13,087	5,899

INCOME BEFORE INCOME TAXES	844,628	755,105
Provision for income taxes	239,072	230,307

NET INCOME	605,556	524,798
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(64,674)	(73,981)
Net income attributable to noncontrolling interests – other	(6,168)	(6,000)

NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$534,714	$444,817

Weighted average Class A ordinary shares:
Basic	637,298,491	631,527,053
Diluted	742,961,409	774,377,653
Earnings per Class A ordinary share:
Basic	$0.84	$0.70
Diluted	$0.81	$0.67
Cash dividends per share	$0.45	$0.75

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Three Months Ended November 30, 2010

(In thousands of U.S. dollars and in thousands of share amounts)

(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2010	$57	40	$16	696,815	$1	64,985	$973,889	$137,883	$(2,524,137)	(71,816)	$4,634,329	$(386,292)	$2,835,746	$438,977	$3,274,723
Comprehensive income:
Net income											534,714		534,714	70,842	605,556
Other comprehensive income:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments												12,589	12,589	1,417	14,006
Unrealized losses on marketable securities, net of reclassification adjustments												(145)	(145)	(16)	(161)
Foreign currency translation adjustments, net of tax												38,012	38,012	6,823	44,835
Defined benefit plans, net of tax												6,586	6,586	742	7,328

Other comprehensive income												57,042		8,966

Comprehensive income													591,756		671,564
Income tax benefit on share-based compensation plans								58,315					58,315		58,315
Purchases of Class A ordinary shares								29,519	(299,089)	(7,529)			(269,570)	(29,519)	(299,089)
Share-based compensation expense							76,989	8,107					85,096		85,096
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(7,789)		(287,519)					(287,519)	(33,112)	(320,631)
Issuances of Class A ordinary shares:
Employee share programs				11,489			(378,530)	281,915	259,085	8,178			162,470	7,801	170,271
Upon redemption of Accenture SCA Class I common shares				2,048									—		—
Dividends							15,709				(300,972)		(285,263)	(35,387)	(320,650)
Other, net								25,993			(7,628)		18,365	(26,854)	(8,489)

Balance as of November 30, 2010	$57	40	$16	710,352	$1	57,196	$688,057	$254,213	$(2,564,141)	(71,167)	$4,860,443	$(329,250)	$2,909,396	$401,714	$3,311,110

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2010 and 2009

(In thousands of U.S. dollars)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,556	$524,798
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	120,059	114,898
Reorganization costs, net	348	3,565
Share-based compensation expense	85,096	98,605
Deferred income taxes, net	(23,156)	(9,209)
Other, net	18,606	56,827
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(291,295)	(154,530)
Unbilled services, current and non-current	(194,829)	(83,995)
Other current and non-current assets	(96,355)	(59,106)
Accounts payable	(49,985)	(66,404)
Deferred revenues, current and non-current	(18,032)	(76,957)
Accrued payroll and related benefits	(31,684)	(60,365)
Income taxes payable, current and non-current	(20,598)	28,078
Other current and non-current liabilities	2,668	(97,094)

Net cash provided by operating activities	106,399	219,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	19	3,245
Purchases of available-for-sale investments	(53)	(745)
Proceeds from sales of property and equipment	720	780
Purchases of property and equipment	(75,483)	(34,817)
Purchases of businesses and investments, net of cash acquired	(60,043)	2,177

Net cash used in investing activities	(134,840)	(29,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	170,271	151,281
Purchases of shares	(619,720)	(451,270)
(Repayments of) proceeds from long-term debt, net	(1,335)	1,603
Cash dividends paid	(320,650)	(551,442)
Excess tax benefits from share-based payment arrangements	70,125	20,756
Other, net	(2,298)	(2,641)

Net cash used in financing activities	(703,607)	(831,713)
Effect of exchange rate changes on cash and cash equivalents	54,208	100,363

NET DECREASE IN CASH AND CASH EQUIVALENTS	(677,840)	(541,599)

CASH AND CASH EQUIVALENTS, beginning of period	4,838,292	4,541,662

CASH AND CASH EQUIVALENTS, end of period	$4,160,452	$4,000,063

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 26, 2010.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.

Certain amounts reported in previous years have been reclassified to conform to the current-period presentation.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

Allowances for Client Receivables and Unbilled Services

As of November 30, 2010 and August 31, 2010, total allowances for client receivables and unbilled services were $76,977 and $104,753, respectively.

Accumulated Depreciation

As of November 30, 2010 and August 31, 2010, total accumulated depreciation was $1,638,671 and $1,559,738, respectively.

Recently Adopted Accounting Pronouncements

In September 2010, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition guidance for arrangements with multiple deliverables. The guidance: eliminates the residual method of allocation in previous guidance; requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price; and requires a vendor to use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended November 30,
	2010	2009
Basic Earnings per share
Net income attributable to Accenture plc	$534,714	$444,817
Basic weighted average Class A ordinary shares	637,298,491	631,527,053

Basic earnings per share	$0.84	$0.70

Diluted Earnings per share
Net income attributable to Accenture plc	$534,714	$444,817
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	64,674	73,981

Net income for diluted earnings per share calculation	$599,388	$518,798

Basic weighted average Class A ordinary shares	637,298,491	631,527,053
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	77,066,192	105,009,653
Diluted effect of employee compensation related to Class A ordinary shares (2)	28,272,393	37,799,104
Diluted effect of share purchase plans related to Class A ordinary shares	324,333	41,843

Diluted weighted average Class A ordinary shares	742,961,409	774,377,653

Diluted earnings per share (2)	$0.81	$0.67

(1)	Diluted earnings per share assumes the redemption of all Accenture SCA Class I common shares owned by holders of noncontrolling interests and the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares, on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests — other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

(2)	Fiscal 2010 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

3. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended November 30, 2010 and 2009 were 28.3% and 30.5%, respectively. The effective tax rate for the three months ended November 30, 2010 is lower than the effective tax rate for the three months ended November 30, 2009 due to a number of factors that impact the geographic mix of income, partially offset by benefits related to adjustments to prior-year tax liabilities recorded during the three months ended November 30, 2009.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

4. REORGANIZATION COSTS, NET

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

The Company’s reorganization activity was as follows:

	Three Months Ended November 30,
	2010	2009
Reorganization liability, beginning of period	$271,907	$296,104
Interest expense accrued	348	3,565
Foreign currency translation adjustments	9,526	15,856

Reorganization liability, end of period	$281,781	$315,525

As of November 30, 2010, reorganization liabilities of $271,161 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $10,620 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of November 30, 2010, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

5. BUSINESS COMBINATIONS AND GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2010	Additions/ Adjustments (1)	Foreign Currency Translation Adjustments	November 30, 2010
Communications & High Tech	$151,514	$17,524	$2,084	$171,122
Financial Services	141,232	4,563	673	146,468
Health & Public Service	280,546	1,793	617	282,956
Products	193,356	18,896	1,917	214,169
Resources	74,586	5,066	866	80,518

Total	$841,234	$47,842	$6,157	$895,233

(1)	Additions/Adjustments primarily related to immaterial acquisitions made during the three months ended November 30, 2010.

6. SHAREHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income was as follows:

	Three months ended November 30,
	2010	2009
Comprehensive income attributable to Accenture plc	$591,756	$560,389
Comprehensive income attributable to noncontrolling interests	79,808	100,948

Total comprehensive income	$671,564	$661,337

Dividends

The Company’s dividend activity during the three months ended November 30, 2010 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2010	$0.45	October 15, 2010	$285,263	October 12, 2010	$35,387	$320,650

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $40,722 as of November 30, 2010. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of November 30, 2010 was $27,478.

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

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	November 30, 2010		August 31, 2010
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$2,346,209	$12,494	$2,402,633	$6,747
To sell	469,098	750	187,681	(427)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of November 30, 2010, the Company held no derivatives that were designated as fair value or net investment hedges.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income, net in the Consolidated Income Statement and for the three months ended November 30, 2010 and 2009 was not material. In addition, the Company did not discontinue any cash flow hedges during the three months ended November 30, 2010.

The activity related to the change in net unrealized gains (losses) on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Three Months Ended November 30,
	2010	2009
Net unrealized gains (losses) on cash flow hedges, net of tax, beginning of period	$4,340	$(10,575)
Change in fair value, net of tax	17,575	16,500
Reclassification adjustments into earnings, net of tax	(3,569)	(418)
Portion attributable to Noncontrolling interests, net of tax	(1,417)	(2,161)

Net unrealized gains on cash flow hedges, net of tax, end of period	$16,929	$3,346

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

As of November 30, 2010, $5,497 of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

	November 30, 2010	August 31, 2010
Assets
Other current assets	$15,175	$10,806
Other non-current assets	23,300	13,962

Total	$38,475	$24,768

Liabilities
Other accrued liabilities	$4,773	$9,845
Other non-current liabilities	1,433	5,202

Total	$6,206	$15,047

Other Derivatives

The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives was a net gain of $39,529 and $73,493 for the three months ended November 30, 2010 and 2009, respectively. These net gains are offset by net foreign currency losses, including net losses related to the underlying balance sheet exposures and are recorded in Other income, net in the Consolidated Income Statement.

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

	November 30, 2010	August 31, 2010
Other current assets	$2,247	$4,422
Other accrued liabilities	21,272	7,823

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of November 30, 2010 and August 31, 2010, the Company has reflected the fair value of $101,032 and $93,404, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

As of November 30, 2010 and August 31, 2010, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $612,000 and $556,000, respectively, of which all but approximately $76,000 and $71,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of November 30, 2010, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

9. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2010		2009
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$1,284,476	$193,241	$1,159,313	$144,380
Financial Services	1,301,118	244,581	1,104,037	194,867
Health & Public Service	931,600	57,783	946,512	134,962
Products	1,396,041	157,261	1,204,060	116,034
Resources	1,128,317	174,069	964,163	156,165
Other	4,098	—	4,447	—

Total	$6,045,650	$826,935	$5,382,532	$746,408

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2010, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2010.

We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2010” means the 12-month period that ended on August 31, 2010. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	Our results of operations could be adversely affected by negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to changes in technology and client demand.

•	The consulting and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations could be materially adversely affected if our clients terminate their contracts with us.

•	Outsourcing services are a significant part of our business and subject us to additional operational and financial risk.

•	Our results of operations could materially suffer if we are not able to obtain favorable pricing.

•

If we are unable to keep our supply of skills and resources in balance with client demand around the world, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

•	Our business could be materially adversely affected if we incur legal liability in connection with providing our services and solutions.

•	If our pricing estimates do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Many of our contracts include performance payments that link some of our fees to the attainment of performance or business targets. This could increase the variability of our revenues and margins.

•	Our ability to attract and retain business may depend on our reputation in the marketplace.

•	Our alliance relationships may not be successful or may change, which could adversely affect our results of operations.

•	Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

•	As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

•	Revenues, revenue growth and earnings in U.S. dollars may be lower if the U.S. dollar strengthens against other currencies, particularly the Euro and British pound.

•

We could have liability or our reputation could be damaged if we fail to protect client data and Accenture data or information systems as obligated by law or contract or if our information systems are breached.

•	We could be subject to liabilities or damage our relationships with clients if our subcontractors or the third parties with whom we partner cannot meet their commitments on time or at all.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Changes in our level of taxes, and audits, investigations and tax proceedings, could have a material adverse effect on our results of operations and financial condition.

•	Our profitability could suffer if our cost-management strategies are unsuccessful.

•	If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.

•	We may be subject to criticism, negative publicity and legislative or regulatory action related to our incorporation in Ireland.

•	If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

•	We may not be successful at identifying, acquiring or integrating other businesses.

•	Consolidation in the industries that we serve could adversely affect our business.

•	Our share price and results of operations could fluctuate and be difficult to predict.

•	Our share price could be adversely affected if we are unable to maintain effective internal controls.

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

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010. We undertake no obligation to update or revise any forward-looking statements.

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

Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2011 were $6.05 billion, compared with $5.38 billion in the first quarter of fiscal 2010, an increase of 12% in U.S. dollars and 14% in local currency. This strong growth in the first quarter of fiscal 2011 contrasts with a 12% local-currency revenue decline in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009. The first quarter of fiscal 2010 reflected the most significant negative impact of the economic downturn, which began to adversely affect our business in January 2009. Four of our five operating groups, including Financial Services, Resources, Products and Communications & High Tech, experienced strong quarterly year-over-year revenue growth in local currency. Overall market demand for our services has improved and, based on new contract bookings over the last several quarters, we expect growth to continue in most areas of our business. Looking forward, we anticipate that the level of growth will vary across segments and geographic regions and between consulting and outsourcing services. In addition, given there is still economic uncertainty in some markets around the world, our ability to effectively respond to changing client demand patterns will be a key driver of our performance.

In our consulting business, net revenues for the first quarter of fiscal 2011 were $3.57 billion, compared with $3.12 billion for the first quarter of fiscal 2010, an increase of 14% in U.S. dollars and 16% in local currency. Four of our five operating groups, including Products, Financial Services, Resources and Communications & High Tech, experienced strong quarterly year-over-year consulting revenue growth in local currency, while Health & Public Service experienced a modest quarterly year-over-year revenue decline, due to a decline in our Public service business, partially offset by growth in Health. In our consulting business overall, we continue to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenues, and we expect this to continue in the medium term. Clients continue to focus on initiatives designed to deliver near- and medium-term cost savings and performance improvement and some clients are also initiating projects with growth and transformational objectives. Many clients continue to be cautious and seek flexibility, such as using a phased approach to contracting work. In addition, the pricing environment continues to be competitive.

In our outsourcing business, net revenues for the first quarter of fiscal 2011 were $2.48 billion, compared with $2.26 billion for the first quarter of fiscal 2010, an increase of 10% in U.S. dollars and 11% in local currency. All five operating groups experienced quarterly year-over-year outsourcing revenue growth in local currency. We continue to experience higher volumes, scope expansions and new work at existing clients. In addition, clients continue to be focused on projects that will reduce IT and business costs and we are launching more projects in these areas.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the first quarter of fiscal 2010, the U.S. dollar strengthened against many currencies in the first quarter of fiscal 2011. This resulted in unfavorable currency translation and U.S. dollar revenue results that were approximately 1% lower than our results in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2011, we estimate there will be zero foreign-exchange impact to our full fiscal 2011 revenue growth in U.S. dollars, compared with our revenue growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the first quarter of fiscal 2011 was approximately 87%, up from 86% for the fourth quarter of fiscal 2010 and within our target range. Utilization for the first quarter of fiscal 2010 was approximately 88%. This level of utilization reflects continued strong demand for resources in our Global Delivery Network as well as an increase in demand in certain countries. We are actively hiring to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 211,000 as of November 30, 2010, compared with approximately 204,000 as of August 31, 2010 and 176,000 as of November 30, 2009. This 20% year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2011 was 15%, down from 17% in the fourth quarter of fiscal 2010 and up from 12% in the first quarter of fiscal 2010. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. Compensation increases for fiscal 2011, which for the majority of our personnel were effective September 1, 2010, are higher than in the prior fiscal year. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to hire sufficient employees with the skills and background where they are needed, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2011 was 32.2% compared with 33.1% for the first quarter of fiscal 2010. The change in gross margin is primarily due to increased costs related to the return of strong growth in the business, which resulted in higher subcontractor costs and in higher recruiting and training costs from the addition of new employees to meet demand. Gross margin for the first quarter of fiscal 2011 also includes the impact of higher annual compensation increases that were effective September 1, 2010.

Sales and marketing and general and administrative costs as a percentage of net revenues were 18.5% for the first quarter of fiscal 2011, compared with 19.2% for the first quarter of fiscal 2010. Sales and marketing is driven primarily by compensation costs for business-development activities, investment in service offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of these activities in lower-cost locations. In the first quarter of fiscal 2011, we incurred higher selling and other business-development costs associated with generating increased business opportunities and new contract bookings. This increase in sales and marketing was more than offset by a decrease in general and administrative costs, due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the bad debt reserve. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the first quarter of fiscal 2011 was $827 million, compared with $746 million for the first quarter of fiscal 2010. Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2011 was 13.7%, compared with 13.9% for the first quarter of fiscal 2010.

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

Bookings and Backlog

New contract bookings for the first quarter of fiscal 2011 were $6.3 billion, with consulting bookings of $3.7 billion and outsourcing bookings of $2.6 billion.

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

The majority of our contracts are terminable by the client on short notice and some without notice. Accordingly, we do not believe it is appropriate to characterize bookings attributable to these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

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

From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. The mix between consulting and outsourcing is not uniform among our operating groups. Local-currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

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

Results of Operations for the Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase (Decrease) U.S. dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,

	2010	2009			2010	2009
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$1,284	$1,159	11%	12%	21%	22%
Financial Services	1,301	1,104	18	21	22	20
Health & Public Service	932	947	(2)	(1)	15	18
Products	1,396	1,204	16	17	23	22
Resources	1,128	964	17	18	19	18
Other	4	4	n/m	n/m	—	—

TOTAL NET REVENUES (1)	6,046	5,383	12%	14%	100%	100%

Reimbursements	433	365	18

TOTAL REVENUES (1)	$6,478	$5,748	13%

GEOGRAPHIC REGIONS
Americas	$2,633	$2,229	18%	17%	43%	42%
EMEA (2)	2,638	2,550	3	9	44	47
Asia Pacific	775	603	28	19	13	11

TOTAL NET REVENUES (1)	$6,046	$5,383	12%	14%	100%	100%

TYPE OF WORK
Consulting	$3,568	$3,120	14%	16%	59%	58%
Outsourcing	2,478	2,262	10	11	41	42

TOTAL NET REVENUES (1)	$6,046	$5,383	12%	14%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

Operating Groups

The following net revenues by operating group commentary discusses local-currency net revenue changes for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

•

Communications & High Tech net revenues increased 12% in local currency. Consulting revenues increased significantly, driven by growth across all industry groups, primarily in Americas. Outsourcing revenues reflected strong growth, primarily driven by Electronics & High Tech in Asia Pacific and Americas and Media & Entertainment in EMEA. Outsourcing growth was partially offset by a decline in Communications in Americas.

•

Financial Services net revenues increased 21% in local currency. Consulting revenues increased significantly, driven by very strong growth in Americas in Banking and Capital Markets and in EMEA in Banking. Outsourcing revenues increased significantly across all industry groups in EMEA and in Insurance in Americas.

•

Health & Public Service net revenues declined 1% in local currency. Consulting revenues declined modestly, primarily due to declines in Public Service in EMEA and Americas, partially offset by strong growth in Health in Americas. Outsourcing revenues increased, primarily driven by significant growth in Public Service in Americas. In addition, the uncertainty and challenges in the public sector, particularly in the United States and the United Kingdom and several other countries in Europe, continue to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation has resulted in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings rather than large transformational projects. This had a negative impact on our revenues and new contract bookings during the first quarter of fiscal 2011 and we expect this trend to continue.

•

Products net revenues increased 17% in local currency. Consulting revenues increased significantly, primarily driven by significant growth across all geographic regions and industry groups, led by Retail and Consumer Goods & Services. Outsourcing revenues increased, primarily driven by growth across all geographic regions and most industry groups, led by Retail.

•

Resources net revenues increased 18% in local currency. Consulting revenues increased significantly, primarily driven by very strong growth in Natural Resources, Utilities and Chemicals in Americas and in Natural Resources and Energy in Asia Pacific. Outsourcing revenues increased significantly, driven by very strong growth in Energy in Americas and in Utilities and Energy in EMEA.

Geographic Regions

•	Americas net revenues increased 17% in local currency, led by significant growth in the United States, Brazil and Canada.

•

EMEA net revenues increased 9% in local currency. We experienced growth in local currency across most countries in EMEA, led by France, the United Kingdom, Italy, Germany, Sweden, Finland and Switzerland, partially offset by declines in the Netherlands and Ireland.

•	Asia Pacific net revenues increased 19% in local currency, led by significant growth in Japan and strong growth in Australia, Singapore, India and South Korea.

Operating Expenses

Operating expenses for the first quarter of fiscal 2011 were $5,651 million, an increase of $650 million, or 13%, from the first quarter of fiscal 2010, and increased as a percentage of revenues to 87.2% from 87.0% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2011 were $5,219 million, an increase of $583 million, or 13%, from the first quarter of fiscal 2010, and increased as a percentage of net revenues to 86.3% from 86.1% during this period.

Cost of Services

Cost of services for the first quarter of fiscal 2011 was $4,534 million, an increase of $570 million, or 14%, from the first quarter of fiscal 2010, and increased as a percentage of revenues to 70.0% from 69.0% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2011 was $4,101 million, an increase of $503 million, or 14%, from the first quarter of fiscal 2010, and increased as a percentage of net revenues to 67.8% from 66.9% during this period. Gross margin for the first quarter of fiscal 2011 decreased to 32.2% from 33.1% over this period. The change in gross margin is primarily due to increased costs related to the return of strong growth in the business, which resulted in higher subcontractor costs and in higher recruiting and training costs from the addition of new employees to meet demand. Gross margin for the first quarter of fiscal 2011 also includes the impact of higher annual compensation increases that were effective September 1, 2010.

Sales and Marketing

Sales and marketing expense for the first quarter of fiscal 2011 was $731 million, an increase of $110 million, or 18%, over the first quarter of fiscal 2010, and increased as a percentage of net revenues to 12.1% from 11.6% over this period. The increase as a percentage of net revenues was primarily driven by higher selling and other business-development costs associated with generating increased business opportunities and new contract bookings.

General and Administrative Costs

General and administrative costs for the first quarter of fiscal 2011 were $386 million, a decrease of $26 million, or 6%, from the first quarter of fiscal 2010, and decreased as a percentage of net revenues to 6.4% from 7.7% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience.

Operating Income and Operating Margin

Operating income for the first quarter of fiscal 2011 was $827 million, an increase of $81 million, or 11%, from the first quarter of fiscal 2010, and decreased as percentage of net revenues to 13.7% from 13.9% over this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended November 30,
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications & High Tech	$193	15%	$144	12%	$49
Financial Services	245	19	195	18	50
Health & Public Service	58	6	135	14	(77)
Products	157	11	116	10	41
Resources	174	15	156	16	18

Total	$827	13.7%	$746	13.9%	$81

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the first quarter of fiscal 2011 was similar to that disclosed for Net revenues. During the first quarter of fiscal 2011, each operating group benefitted from our management of General and administrative costs at a growth rate lower than that of our net revenues, as well as a reduction in the bad debt reserve. In addition, each operating groups experienced higher recruiting and training costs. The commentary below provides additional insight into operating group performance and operating margin for the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010, exclusive of these impacts.

•	Communications & High Tech operating income increased, primarily due to strong revenue growth, particularly in consulting, and improved outsourcing contract profitability.

•	Financial Services operating income increased, driven by significant revenue growth. Operating margin results reflect continued strong contract profitability and overall cost efficiency.

•

Health & Public Service operating income decreased, primarily due to lower consulting and outsourcing contract profitability, a lower proportion of high-margin consulting contracts and higher selling costs as a percentage of net revenues.

•

Products operating income increased, primarily driven by significant revenue growth, partially offset by lower outsourcing contract profitability. In addition, results in both periods were negatively affected by consulting contract profitability, including delivery inefficiencies on a few contracts.

•	Resources operating income increased driven by significant revenue growth, partially offset by lower consulting contract profitability.

Interest Income

Interest income for the first quarter of fiscal 2011 was $9 million, an increase of $2 million, or 35%, from the first quarter of fiscal 2010. The increase was primarily due to higher interest rates.

Other Income, net

Other income, net for the first quarter of fiscal 2011 was $13 million, an increase of $7 million over the first quarter of fiscal 2010. The change was driven by higher net foreign currency exchange gains during the first quarter of fiscal 2011.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2011 was 28.3%, compared with 30.5% for the first quarter of fiscal 2010. The effective tax rate is lower in the first quarter of fiscal 2011 due to a number of factors that impact our geographic mix of income, partially offset by benefits related to adjustments to prior-year tax liabilities recorded during the first quarter of fiscal 2010.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2011 annual effective tax rate to be in the range of 28% to 29%. The fiscal 2010 annual effective tax rate was 29.3%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the first quarter of fiscal 2011 was $71 million, a decrease of $9 million, or 11%, from the first quarter of fiscal 2010. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 11% for the first quarter of fiscal 2011 from 14% for the first quarter of fiscal 2010, partially offset by an increase in Net income of $81 million.

Earnings Per Share

Diluted earnings per share were $0.81 for the first quarter of fiscal 2011, compared with $0.67 for the first quarter of fiscal 2010. The $0.14 increase in our earnings per share was primarily due to increases of $0.08 from higher revenues and operating results in local currency, $0.04 from lower weighted average shares outstanding, $0.02 from a lower effective tax rate and $0.01 from higher non-operating income. These increases were partially offset by a decrease of $0.01 from unfavorable foreign currency exchange rates. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

As of November 30, 2010, cash and cash equivalents was $4.2 billion, compared with $4.8 billion as of August 31, 2010, a decrease of approximately $678 million, primarily due to purchases of shares and cash dividends paid.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2010	2009	Change (1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$106	$219	$(113)
Investing activities	(135)	(29)	(105)
Financing activities	(704)	(832)	128
Effect of exchange rate changes on cash and cash equivalents	54	100	(46)

Net decrease in cash and cash equivalents (1)	$(678)	$(542)	$(136)

(1)	May not total due to rounding.

Operating activities. The $113 million decrease in cash provided by operating activities was primarily due to an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by higher net income and changes in operating assets and liabilities.

Investing activities. The $105 million increase in cash used was primarily due to increases in spending on business acquisitions and purchases of property and equipment.

Financing activities. The $128 million decrease in cash used was primarily due to lower cash dividends paid as a result of our transition to semi-annual dividend payments, partially offset by an increase in net purchases of shares. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of November 30, 2010, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,200	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	537	—
Local guaranteed and non-guaranteed lines of credit	152	—

Total	$1,889	$—

Under the borrowing facilities described above, we had an aggregate of $165 million of letters of credit outstanding as of November 30, 2010.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for the our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

Our share purchase activity during the three months ended November 30, 2010 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	3,188,700	$129	—	$—
Other share purchase programs	—	—	7,098,508	321
Other purchases (2)	4,339,942	171	—	—

Total (3)	7,528,642	$299	7,098,508	$321

(1)	We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)	During the first quarter of fiscal 2011, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans.

(3)	May not total due to rounding.

As of November 30, 2010, our aggregate available authorization was $2,471 million for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2011. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted, and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions

During the three months ended November 30, 2010, we issued 2,047,630 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2011, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Recently Adopted Accounting Pronouncements

In September 2010, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition guidance for arrangements with multiple deliverables. The guidance: eliminates the residual method of allocation in previous guidance; requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price; and requires a vendor to use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
					(in millions of U.S. dollars)
September 1, 2010 — September 30, 2010
Class A ordinary shares	6,120,165	$	38.67	2,408,700	$2,826
Class X ordinary shares	—		—	—	—
October 1, 2010 — October 31, 2010
Class A ordinary shares	499,668	$	44.78	—	$2,527
Class X ordinary shares	6,149,049	$	0.0000225	—	—
November 1, 2010 — November 30, 2010
Class A ordinary shares	908,809	$	44.05	780,000	$2,471
Class X ordinary shares	1,640,588	$	0.0000225	—	—
Total
Class A ordinary shares (4)	7,528,642	$	39.73	3,188,700
Class X ordinary shares (5)	7,789,637	$	0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2011, we purchased 3,188,700 Accenture plc Class A ordinary shares under this program for an aggregate price of $128.6 million. The open-market purchase program does not have an expiration date.

(3)	As of November 30, 2010, our aggregate available authorization for share purchases and redemptions was $2,471 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2010, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the first quarter of fiscal 2011, Accenture purchased 4,339,942 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans.

(5)	During the first quarter of fiscal 2011, we redeemed 7,789,637 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2011. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
Accenture SCA
September 1, 2010 — September 30, 2010
Class I common shares	—	$ —	—	—
October 1, 2010 — October 31, 2010
Class I common shares	6,590,758	$45.20	—	—
November 1, 2010 — November 30, 2010
Class I common shares	466,550	$44.72	—	—
Total
Class I common shares	7,057,308	$45.17	—	—
Accenture Canada Holdings Inc.
September 1, 2010 —September 30, 2010
Exchangeable shares	—	$ —	—	—
October 1, 2010 — October 31, 2010
Exchangeable shares	13,200	$45.43	—	—
November 1, 2010 — November 30, 2010
Exchangeable shares	28,000	$44.53	—	—
Total
Exchangeable shares	41,200	$44.82	—	—

(1)	During the first quarter of fiscal 2011, we acquired a total of 7,057,308 Accenture SCA Class I common shares and 41,200 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of purchase or redemption, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2011, we issued 2,047,630 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(3)	As of November 30, 2010, our aggregate available authorization for share purchases and redemptions was $2,471 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2010, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2010 (Unaudited) and August 31, 2010, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2010 and 2009, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements for the three months ended November 30, 2010 and 2009, (iv) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2010

ACCENTURE PLC

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2010 (Unaudited) and August 31, 2010, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2010 and 2009, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements for the three months ended November 30, 2010 and 2009, (iv) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.