Form 10-Q
period 2011-11-30
Accenture plc
filed 2011-12-20
CIK 1467373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2011

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

    The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 12, 2011 was 647,208,748 (which number does not include 87,302,077 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 12, 2011 was 47,884,679.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE PLC

CONSOLIDATED BALANCE SHEETS

November 30, 2011 and August 31, 2011

(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2011	August 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,091,906	$5,701,078
Short-term investments	4,638	4,929
Receivables from clients, net	3,325,556	3,236,059
Unbilled services, net	1,489,541	1,385,733
Deferred income taxes, net	568,649	556,160
Other current assets	512,429	587,224

Total current assets	10,992,719	11,471,183

NON-CURRENT ASSETS:
Unbilled services, net	49,303	49,192
Investments	38,207	40,365
Property and equipment, net	745,898	785,231
Goodwill	1,225,298	1,131,991
Deferred contract costs	552,893	559,794
Deferred income taxes, net	801,447	756,079
Other non-current assets	885,080	937,675

Total non-current assets	4,298,126	4,260,327

TOTAL ASSETS	$15,290,845	$15,731,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,762	$4,419
Accounts payable	898,113	949,250
Deferred revenues	2,112,177	2,219,270
Accrued payroll and related benefits	3,079,862	3,259,252
Accrued consumption taxes	357,744	348,540
Income taxes payable	201,625	238,003
Deferred income taxes, net	26,385	32,647
Other accrued liabilities	894,457	855,208

Total current liabilities	7,575,125	7,906,589

NON-CURRENT LIABILITIES:
Long-term debt	1,620	—
Deferred revenues relating to contract costs	554,413	553,440
Retirement obligation	975,489	995,695
Deferred income taxes, net	61,136	72,257
Income taxes payable	1,653,847	1,619,076
Other non-current liabilities	250,031	233,581

Total non-current liabilities	3,496,536	3,474,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2011 and August 31, 2011	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 733,044,361 and 727,795,770 shares issued as of November 30, 2011 and August 31, 2011, respectively	16	16
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 47,884,679 and 49,365,379 shares issued and outstanding as of November 30, 2011 and August 31, 2011, respectively	1	1
Restricted share units	768,239	784,277
Additional paid-in capital	722,931	525,037
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2011 and August 31, 2011; Class A ordinary, 88,372,746 and 86,361,763 shares as of November 30, 2011 and August 31, 2011, respectively	(3,740,023)	(3,577,574)
Retained earnings	6,467,622	6,281,517
Accumulated other comprehensive loss	(452,483)	(134,380)

Total Accenture plc shareholders’ equity	3,766,360	3,878,951
Noncontrolling interests	452,824	471,921

Total shareholders’ equity	4,219,184	4,350,872

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,290,845	$15,731,510

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended November 30, 2011 and 2010

(In thousands of U.S. dollars, except share and per share amounts)

(Unaudited)

	2011	2010
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,074,497	$6,045,650
Reimbursements	514,611	432,543

Revenues	7,589,108	6,478,193
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,822,957	4,101,170
Reimbursable expenses	514,611	432,543

Cost of services	5,337,568	4,533,713
Sales and marketing	837,477	731,471
General and administrative costs	432,517	385,726
Reorganization costs, net	408	348

Total operating expenses	6,607,970	5,651,258

OPERATING INCOME	981,138	826,935
Loss on investments, net	(55)	(51)
Interest income	10,512	9,393
Interest expense	(4,158)	(4,736)
Other income, net	5,590	13,087

INCOME BEFORE INCOME TAXES	993,027	844,628
Provision for income taxes	281,270	239,072

NET INCOME	711,757	605,556
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(61,956)	(64,674)
Net income attributable to noncontrolling interests – other	(7,715)	(6,168)

NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$642,086	$534,714

Weighted average Class A ordinary shares:
Basic	644,285,298	637,298,491
Diluted	730,114,347	743,495,265
Earnings per Class A ordinary share:
Basic	$1.00	$0.84
Diluted	$0.96	$0.81
Cash dividends per share	$0.675	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Three Months Ended November 30, 2011

(In thousands of U.S. dollars and share amounts)

(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2011	$57	40	$16	727,796	$1	49,365	$784,277	$525,037	$(3,577,574)	(86,402)	$6,281,517	$(134,380)	$3,878,951	$471,921	$4,350,872
Comprehensive income:
Net income											642,086		642,086	69,671	711,757
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments												(67,796)	(67,796)	(6,420)	(74,216)
Unrealized losses on marketable securities, net of reclassification adjustments												(287)	(287)	(27)	(314)
Foreign currency translation adjustments, net of tax												(254,856)	(254,856)	(24,791)	(279,647)
Defined benefit plans, net of tax												4,836	4,836	458	5,294

Other comprehensive loss												(318,103)		(30,780)

Comprehensive income													323,983		362,874
Income tax benefit on share-based compensation plans								23,189					23,189		23,189
Purchases of Class A ordinary shares								19,818	(254,222)	(4,807)			(234,404)	(19,818)	(254,222)
Share-based compensation expense							92,008	8,550					100,558		100,558
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(1,480)		(28,209)					(28,209)	(2,674)	(30,883)
Issuances of Class A ordinary shares:
Employee share programs				4,173			(131,516)	171,136	91,773	2,796			131,393	8,554	139,947
Upon redemption of Accenture SCA Class I common shares				1,075									—		—
Dividends							23,470				(456,085)		(432,615)	(42,281)	(474,896)
Other, net								3,410			104		3,514	(1,769)	1,745

Balance as of November 30, 2011	$57	40	$16	733,044	$1	47,885	$768,239	$722,931	$(3,740,023)	(88,413)	$6,467,622	$(452,483)	$3,766,360	$452,824	$4,219,184

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2011 and 2010

(In thousands of U.S. dollars)

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$711,757	$605,556
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	132,625	120,059
Reorganization costs, net	408	348
Share-based compensation expense	100,558	85,096
Deferred income taxes, net	(28,587)	(23,156)
Other, net	(17,358)	18,606
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(214,629)	(291,295)
Unbilled services, current and non-current	(250,103)	(194,829)
Other current and non-current assets	(10,054)	(96,355)
Accounts payable	(74,357)	(49,985)
Deferred revenues, current and non-current	95,231	(18,032)
Accrued payroll and related benefits	(19,285)	(31,684)
Income taxes payable, current and non-current	(16,393)	(20,598)
Other current and non-current liabilities	65,445	2,668

Net cash provided by operating activities	475,258	106,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	3,623	19
Purchases of available-for-sale investments	(3,561)	(53)
Proceeds from sales of property and equipment	957	720
Purchases of property and equipment	(80,875)	(75,483)
Purchases of businesses and investments, net of cash acquired	(160,055)	(60,043)

Net cash used in investing activities	(239,911)	(134,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	139,947	170,271
Purchases of shares	(285,105)	(619,720)
Repayments of long-term debt, net	(38)	(1,335)
Cash dividends paid	(474,896)	(320,650)
Excess tax benefits from share-based payment arrangements	31,989	70,125
Other, net	486	(2,298)

Net cash used in financing activities	(587,617)	(703,607)
Effect of exchange rate changes on cash and cash equivalents	(256,902)	54,208

NET DECREASE IN CASH AND CASH EQUIVALENTS	(609,172)	(677,840)
CASH AND CASH EQUIVALENTS, beginning of period	5,701,078	4,838,292

CASH AND CASH EQUIVALENTS, end of period	$5,091,906	$4,160,452

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 21, 2011.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

Allowances for Client Receivables and Unbilled Services

As of November 30, 2011 and August 31, 2011, total allowances recorded for client receivables and unbilled services were $73,296.

Accumulated Depreciation

As of November 30, 2011 and August 31, 2011, total accumulated depreciation was $1,590,670 and $1,639,965, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended November 30,
	2011	2010
Basic Earnings per share
Net income attributable to Accenture plc	$642,086	$534,714
Basic weighted average Class A ordinary shares	644,285,298	637,298,491

Basic earnings per share	$1.00	$0.84

Diluted Earnings per share
Net income attributable to Accenture plc	$642,086	$534,714
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	61,956	64,674

Net income for diluted earnings per share calculation	$704,042	$599,388

Basic weighted average Class A ordinary shares	644,285,298	637,298,491
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	62,152,896	77,066,192
Diluted effect of employee compensation related to Class A ordinary shares (2)	23,435,943	28,806,249
Diluted effect of share purchase plans related to Class A ordinary shares	240,210	324,333

Diluted weighted average Class A ordinary shares	730,114,347	743,495,265

Diluted earnings per share (2)	$0.96	$0.81

(1)	Diluted earnings per share assumes the redemption of all Accenture SCA Class I common shares owned by holders of noncontrolling interests and the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares, on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests — other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

(2)	Fiscal 2011 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

3. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rate for each of the three months ended November 30, 2011 and 2010 was 28.3%.

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

The Company’s reorganization activity was as follows:

	Three Months Ended November 30,
	2011	2010
Reorganization liability, beginning of period	$307,286	$271,907
Interest expense accrued	408	348
Foreign currency translation adjustments	(23,229)	9,526

Reorganization liability, end of period	$284,465	$281,781

As of November 30, 2011, reorganization liabilities of $272,231 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $12,234 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of November 30, 2011, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

5. BUSINESS COMBINATIONS AND GOODWILL

During the three months ended November 30, 2011, the Company acquired the net assets of a provider of residential and commercial mortgage processing services. In addition, the Company completed three individually immaterial acquisitions. The total consideration for all acquisitions was $160,055. In connection with these acquisitions, the Company recorded goodwill of $119,303, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to recent acquisitions. The Company also recorded $51,466 in intangible assets, primarily related to customer relationships. The intangible assets are being amortized over a period of three to seven years. The pro forma effects on the Company’s operations were not material.

The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2011	Additions/ Adjustments	Foreign Currency Translation Adjustments	November 30, 2011
Communications, Media & Technology (1)	$173,867	$191	$(6,315)	$167,743
Financial Services	304,720	118,322	(6,741)	416,301
Health & Public Service	286,158	687	(2,043)	284,802
Products	278,929	3,307	(10,081)	272,155
Resources	88,317	936	(4,956)	84,297

Total	$1,131,991	$123,443	$(30,136)	$1,225,298

(1)	On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

6. SHAREHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income was as follows:

	Three months ended November 30,
	2011	2010
Comprehensive income attributable to Accenture plc	$323,983	$591,756
Comprehensive income attributable to noncontrolling interests	38,891	79,808

Total comprehensive income	$362,874	$671,564

Dividends

The Company’s dividend activity during the three months ended November 30, 2011 was as follows:

	Dividend Per	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash
Dividend Payment Date	Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Outlay
November 15, 2011	$0.675	October 14, 2011	$432,615	October 11, 2011	$42,281	$474,896

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

The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Three Months Ended November 30,
	2011	2010
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$32,354	$4,340
Change in fair value, net of tax	(80,101)	17,575
Reclassification adjustments into Cost of services, net of tax	5,885	(3,569)
Portion attributable to Noncontrolling interests, net of tax	6,420	(1,417)

Net unrealized (losses) gains on cash flow hedges, net of tax, end of period	$(35,442)	$16,929

As of November 30, 2011, $(28,362) of the net unrealized losses on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income, net in the Consolidated Income Statement and, for the three months ended November 30, 2011, was not material. In addition, the Company did not discontinue any cash flow hedges during the three months ended November 30, 2011.

Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $(138,778) and a net gain of $39,529 for the three months ended November 30, 2011 and 2010, respectively. Net losses are offset by net foreign currency gains, including net gains related to the underlying balance sheet exposures and are recorded in Other income, net in the Consolidated Income Statement.

Fair Value of Derivative Instruments

The notional and fair values of all derivative instruments were as follows:

	November 30, 2011	August 31, 2011
Assets
Cash Flow Hedges
Other current assets	$7,725	$21,714
Other non-current assets	11,310	43,666
Other Derivatives
Other current assets	6,472	13,863

Total assets	$25,507	$79,243

Liabilities
Cash Flow Hedges
Other accrued liabilities	$54,003	$4,649
Other non-current liabilities	23,244	698
Other Derivatives
Other accrued liabilities	14,822	15,223

Total liabilities	$92,069	$20,570

Total fair value	$(66,562)	$58,673

Total notional value	$4,041,297	$4,127,456

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of November 30, 2011 and August 31, 2011, the Company has reflected the fair value of $113,039 and $113,143, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

As of November 30, 2011 and August 31, 2011, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $891,000 and $976,000, respectively, of which all but approximately $244,000 and $256,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of November 30, 2011, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

9. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2011		2010
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology (1)	$1,535,186	$228,527	$1,284,476	$193,241
Financial Services	1,483,839	214,855	1,301,118	244,581
Health & Public Service	1,054,302	112,834	931,600	57,783
Products	1,669,553	218,775	1,396,041	157,261
Resources	1,326,875	206,147	1,128,317	174,069
Other	4,742	—	4,098	—

Total	$7,074,497	$981,138	$6,045,650	$826,935

(1)	On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2011, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2011.

We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2012” means the 12-month period that will end on August 31, 2012. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

•

Our results of operations (including our net revenues and operating income) and the value of balance-sheet items originally denominated in other currencies could be materially adversely affected by unfavorable fluctuations in foreign currency exchange rates.

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

•

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

•	Outsourcing services subject us to different operational risks than our consulting and systems integration services.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

•	Our alliance relationships may not be successful or may change, which could adversely affect our results of operations.

•	We may not be successful at identifying, acquiring or integrating other businesses.

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

•	If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

•	If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.

•	Our share price and results of operations could fluctuate and be difficult to predict.

•	Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.

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

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011. We undertake no obligation to update or revise any forward-looking statements.

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

Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2012 were $7.07 billion, compared with $6.05 billion for the first quarter of fiscal 2011, an increase of 17% in U.S. dollars and 14% in local currency. All of our operating groups experienced double-digit year-over-year revenue growth in local currency in the first quarter of fiscal 2012, with very strong growth in Products, Communications, Media & Technology and Resources. Based on new contract bookings over the last several quarters, we expect growth to continue in many areas of our business. We also continue to expect the level of year-over-year growth will moderate in the second half of fiscal 2012, particularly in consulting, and vary across operating groups and geographic regions. There continues to be significant volatility in markets around the world, as well as economic and geopolitical uncertainty in many of the markets where we operate. Such volatility and uncertainty, should it continue, could adversely affect our clients and the levels of business activities in the industries and geographies where we operate. We continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

In our consulting business, net revenues for the first quarter of fiscal 2012 were $4.08 billion, compared with $3.57 billion for the first quarter of fiscal 2011, an increase of 14% in U.S. dollars and 11% in local currency. All five operating groups experienced year-over-year consulting revenue growth in local currency in the first quarter of fiscal 2012, led by very strong growth in Resources and Products. In our consulting business overall, clients are even more focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2011, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue in the medium term. While the business environment remained competitive, pricing was relatively stable and we saw some improvement in certain areas of our business.

In our outsourcing business, net revenues for the first quarter of fiscal 2012 were $2.99 billion, compared with $2.48 billion for the first quarter of fiscal 2011, an increase of 21% in U.S. dollars and 18% in local currency. All five operating groups experienced year-over-year outsourcing revenue growth in local currency in the first quarter of fiscal 2012, led by significant growth in Communications, Media & Technology and Financial Services and very strong growth in Products. This strong demand for outsourcing services resulted in a shift in our mix of work toward outsourcing, particularly in Communications, Media & Technology and Financial Services, and this trend is expected to continue in the near term. Clients continue to be focused on projects that will improve operational effectiveness. Growth in outsourcing was driven by higher volumes, scope and geographic expansions and new work at existing clients, as well as services for new clients. As with systems integration consulting, compared to fiscal 2011, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the first quarter of fiscal 2011, the U.S. dollar weakened against many currencies during the first quarter of fiscal 2012. This resulted in favorable currency translation and U.S. dollar revenue results that were approximately 3% better than our results in local currency for the first quarter of fiscal 2012. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2012, we estimate the foreign-exchange impact to our full fiscal 2012 revenue growth will be approximately 1% lower growth in U.S. dollars than our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the first quarter of fiscal 2012 was approximately 87% and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 244,000 as of November 30, 2011, compared with approximately 236,000 as of August 31, 2011 and 211,000 as of November 30, 2010. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our

Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2012 was 12%, compared with 14% in the fourth quarter of fiscal 2011 and 15% in the first quarter of fiscal 2011. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2012 became effective September 1, 2011. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to keep our supply of skills and resources in balance with client demand, mobilize our employees globally on a timely basis, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2012 was 31.8%, compared with 32.2% for the first quarter of fiscal 2011. Gross margin for the first quarter of fiscal 2012 was lower than the first quarter of fiscal 2011, principally due to higher payroll costs in the first quarter of fiscal 2012, partially offset by lower non-payroll costs and a favorable foreign-exchange impact.

Sales and marketing and general and administrative costs as a percentage of net revenues were 18.0% for the first quarter of fiscal 2012, compared with 18.5% for the first quarter of fiscal 2011. Sales and marketing costs are driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of general and administrative activities in lower-cost locations. For the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, both sales and marketing and general and administrative costs decreased approximately 0.3% as a percentage of net revenues. The decreases were due to growth of these costs at a rate lower than that of net revenues. In addition, in the first quarter of fiscal 2011, we recorded a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience. We continue to expect the reduction in general and administrative costs as a percentage of net revenues to moderate in fiscal 2012. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the first quarter of fiscal 2012 was $981 million, compared with $827 million for the first quarter of fiscal 2011. Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2012 was 13.9%, compared with 13.7% for the first quarter of fiscal 2011.

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

Bookings and Backlog

New contract bookings for the first quarter of fiscal 2012 were $7.79 billion, with consulting bookings of $4.24 billion and outsourcing bookings of $3.55 billion.

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

Revenues by Segment/Operating Group

Our five reportable operating segments are our operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.

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

Results of Operations for the Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,
	2011	2010			2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$1,535	$1,284	20%	16%	22%	21%
Financial Services	1,484	1,301	14	11	21	22
Health & Public Service	1,054	932	13	11	15	15
Products	1,670	1,396	20	17	23	23
Resources	1,327	1,128	18	15	19	19
Other	5	4	n/m	n/m	—	—

TOTAL NET REVENUES (2)	7,074	6,046	17%	14%	100%	100%

Reimbursements	515	433	19

TOTAL REVENUES (2)	$7,589	$6,478	17%

GEOGRAPHIC REGIONS
Americas	$3,075	$2,633	17%	16%	43%	43%
EMEA (3)	3,009	2,638	14	10	43	44
Asia Pacific	991	775	28	20	14	13

TOTAL NET REVENUES (2)	$7,074	$6,046	17%	14%	100%	100%

TYPE OF WORK
Consulting	$4,083	$3,568	14%	11%	58%	59%
Outsourcing	2,991	2,478	21	18	42	41

TOTAL NET REVENUES	$7,074	$6,046	17%	14%	100%	100%

n/m = not meaningful

(1)	On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011:

Operating Groups

•

Communications, Media & Technology net revenues increased 16% in local currency. Consulting revenues increased, driven primarily by growth in Communications in Americas. Outsourcing revenues reflected significant growth, driven by strong demand for our outsourcing services across all geographic regions and industry groups.

•

Financial Services net revenues increased 11% in local currency. Consulting revenues reflected modest growth, driven by very strong growth in Insurance across all geographic regions, partially offset by a decline in Banking and Capital Markets in Americas and EMEA. The uncertainty in the banking and capital markets industries had an impact on our consulting revenue growth in the first quarter of fiscal 2012. Outsourcing revenues reflected significant growth, driven by strong demand for our outsourcing services across all geographic regions and industry groups, led by Americas and EMEA.

•

Health & Public Service net revenues increased 11% in local currency. Consulting revenues reflected strong growth, driven primarily by Health in Americas and Asia Pacific. Outsourcing revenues increased due primarily to growth in Health in Americas. The uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continue to have an impact on demand in our public service business.

•

Products net revenues increased 17% in local currency. Consulting revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Consumer Goods & Services, Retail and Automotive. Outsourcing revenues also reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Air, Freight & Travel Services and Life Sciences.

•

Resources net revenues increased 15% in local currency. Consulting revenues reflected very strong growth, driven by growth across all geographic regions and most industry groups, led by Energy. Outsourcing revenues increased, driven by growth in Natural Resources and Energy across all geographic regions.

Geographic Regions

•	Americas net revenues increased 16% in local currency, led by the United States, Brazil and Canada.

•	EMEA net revenues increased 10% in local currency, driven by growth in most countries, led by the United Kingdom, Finland, the Netherlands, France, Italy and South Africa.

•	Asia Pacific net revenues increased 20% in local currency, led by Australia, Japan, China, Singapore, India and Malaysia.

Operating Expenses

Operating expenses for the first quarter of fiscal 2012 were $6,608 million, an increase of $957 million, or 17%, over the first quarter of fiscal 2011, and decreased as a percentage of revenues to 87.1% from 87.2% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2012 were $6,093 million, an increase of $875 million, or 17%, over the first quarter of fiscal 2011, and decreased as a percentage of net revenues to 86.1% from 86.3% during this period.

Cost of Services

Cost of services for the first quarter of fiscal 2012 was $5,338 million, an increase of $804 million, or 18%, over the first quarter of fiscal 2011, and increased as a percentage of revenues to 70.3% from 70.0% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2012 was $4,823 million, an increase of $722 million, or 18%, over the first quarter of fiscal 2011, and increased as a percentage of net revenues to 68.2% from 67.8% during this period. Gross margin for the first quarter of fiscal 2012 decreased to 31.8% from 32.2% during this period, principally due to higher payroll costs in the first quarter of fiscal 2012, partially offset by lower non-payroll costs and a favorable foreign-exchange impact.

Sales and Marketing

Sales and marketing expense for the first quarter of fiscal 2012 was $837 million, an increase of $106 million, or 14%, over the first quarter of fiscal 2011, and decreased as a percentage of net revenues to 11.8% from 12.1% during this period. This decrease as a percentage of net revenues was due to growth of business development costs at a rate lower than that of net revenues.

General and Administrative Costs

General and administrative costs for the first quarter of fiscal 2012 were $433 million, an increase of $47 million, or 12%, over the first quarter of fiscal 2011, and decreased as a percentage of net revenues to 6.1% from 6.4% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues. In addition, in the first quarter of fiscal 2011, we recorded a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience.

Operating Income and Operating Margin

Operating income for the first quarter of fiscal 2012 was $981 million, an increase of $154 million, or 19%, over the first quarter of fiscal 2011, and increased as a percentage of net revenues to 13.9% from 13.7% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended November 30,				Increase (Decrease) (2)
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology (1)	$229	15%	$193	15%	$35
Financial Services	215	14	245	19	(30)
Health & Public Service	113	11	58	6	55
Products	219	13	157	11	62
Resources	206	16	174	15	32

Total (2)	$981	13.9%	$827	13.7%	$154

(1)	On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the first quarter of fiscal 2012 was similar to that disclosed for Net revenues. During the first quarter of fiscal 2012, each operating group benefited from our management of general and administrative costs at a growth rate lower than that of our net revenues. In addition, in the first quarter of fiscal 2011, we recorded a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience. The commentary below provides additional insight into operating group performance and operating margin for the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011, exclusive of these impacts.

•	Communications, Media & Technology operating income increased, primarily due to revenue growth.

•

Financial Services operating income decreased, primarily due to lower contract profitability, higher sales and marketing costs as a percentage of net revenues and costs related to recent acquisitions, partially offset by strong outsourcing revenue growth.

•	Health & Public Service operating income increased due to revenue growth, improved consulting contract profitability and lower sales and marketing costs as a percentage of net revenues.

•	Products operating income increased, primarily driven by revenue growth and improved outsourcing and consulting contract profitability.

•	Resources operating income increased, primarily driven by strong revenue growth.

Other Income, net

Other income, net for the first quarter of fiscal 2012 was $6 million, a decrease of $7 million from the first quarter of fiscal 2011. The change was driven by lower net foreign exchange gains during the first quarter of fiscal 2012.

Provision for Income Taxes

The effective tax rate for both the first quarter of fiscal 2012 and fiscal 2011 was 28.3%.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2012 annual effective tax rate to be in the range of 27% to 28%. The fiscal 2011 annual effective tax rate was 27.3%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the first quarter of fiscal 2012 was $70 million, a decrease of $1 million, or 2%, from the first quarter of fiscal 2011. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 9% for the first quarter of fiscal 2012 from 11% for the first quarter of fiscal 2011, offset by higher Net income of $106 million.

Earnings Per Share

Diluted earnings per share were $0.96 for the first quarter of fiscal 2012, compared with $0.81 for the first quarter of fiscal 2011. The $0.15 increase in our earnings per share was due to increases of $0.12 from higher revenues and operating results in local currency, $0.02 from favorable foreign currency exchange rates and $0.02 from lower weighted average shares outstanding, compared with the first quarter of fiscal 2011. These increases were partially offset by a decrease of $0.01 from lower non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

As of November 30, 2011, Cash and cash equivalents was $5.1 billion, compared with $5.7 billion as of August 31, 2011.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,		Change
	2011	2010
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$475	$106	$369
Investing activities	(240)	(135)	(105)
Financing activities	(588)	(704)	116
Effect of exchange rate changes on cash and cash equivalents	(257)	54	(311)

Net decrease in cash and cash equivalents (1)	$(609)	$(678)	$69

(1)	May not total due to rounding.

Operating activities: The $369 million increase in cash provided by operating activities was primarily due to higher net income and changes in other operating assets and liabilities, including higher client prepayments in fiscal 2012.

Investing activities: The $105 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 5 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Financing activities: The $116 million decrease in cash used was primarily due to decreased net purchases of shares, partially offset by an increase in cash dividends paid. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of November 30, 2011, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	473	—
Local guaranteed and non-guaranteed lines of credit	156	—

Total	$1,629	$—

(1)	On October 31, 2011, we replaced our $1.2 billion syndicated loan facility maturing on July 31, 2012 with a $1.0 billion syndicated loan facility maturing on October 31, 2016. This new facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. As of November 30, 2011, we were in compliance with these terms. The facility is subject to annual commitment fees. As of November 30, 2011, we had no borrowings under the facility.

Under the borrowing facilities described above, we had an aggregate of $167 million of letters of credit outstanding as of November 30, 2011. In addition, we had total outstanding debt of $6 million as of November 30, 2011.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of November 30, 2011, our aggregate available authorization was $5,833 million for our publicly announced open-market share purchase and these other share purchase programs.

Our share purchase activity during the first quarter of fiscal 2012 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	3,395,500	$178	—	$—
Other share purchase programs	—	—	536,661	31
Other purchases (2)	1,411,284	77	—	—

Total (3)	4,806,784	$254	536,661	$31

(1)	We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)	During the first quarter of fiscal 2012, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(3)	May not total due to rounding.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2012. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions

During the first quarter of fiscal 2012, we issued 1,074,712 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2012, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2011, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2011 — September 30, 2011
Class A ordinary shares	3,825,442	$52.28	3,130,900	$5,874
Class X ordinary shares	70,816	$0.0000225	—	—
October 1, 2011 — October 31, 2011
Class A ordinary shares	759,732	$54.61	182,000	$5,844
Class X ordinary shares	1,058,232	$0.0000225	—	—
November 1, 2011 — November 30, 2011
Class A ordinary shares	221,610	$57.52	82,600	$5,833
Class X ordinary shares	351,652	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,806,784	$52.89	3,395,500
Class X ordinary shares (5)	1,480,700	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2012, we purchased 3,395,500 Accenture plc Class A ordinary shares under this program for an aggregate price of $178 million. The open-market purchase program does not have an expiration date.

(3)	As of November 30, 2011, our aggregate available authorization for share purchases and redemptions was $5,833 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the first quarter of fiscal 2012, Accenture purchased 1,411,284 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	During the first quarter of fiscal 2012, we redeemed 1,480,700 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2012. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
Accenture SCA
September 1, 2011 — September 30, 2011
Class I common shares	79,292	$53.34	—	—
October 1, 2011 — October 31, 2011
Class I common shares	339,432	$58.39	—	—
November 1, 2011 — November 30, 2011
Class I common shares	117,437	$57.91	—	—
Total
Class I common shares	536,161	$57.54	—	—
Accenture Canada Holdings Inc.
September 1, 2011 — September 30, 2011
Exchangeable shares	—	—	—	—
October 1, 2011 — October 31, 2011
Exchangeable shares	500	$61.06	—	—
November 1, 2011 — November 30, 2011
Exchangeable shares	—	—	—	—
Total
Exchangeable shares	500	$61.06	—	—

(1)	During the first quarter of fiscal 2012, we acquired a total of 536,161 Accenture SCA Class I common shares and 500 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of purchase or redemption, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2012, we issued 1,074,712 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(3)	As of November 30, 2011, our aggregate available authorization for share purchases and redemptions was $5,833 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2011 (Unaudited) and August 31, 2011, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2011 and 2010, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements (Unaudited) for the three months ended November 30, 2011, (iv) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2011

ACCENTURE PLC

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2011 (Unaudited) and August 31, 2011, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2011 and 2010, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements (Unaudited) for the three months ended November 30, 2011, (iv) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements (Unaudited)