Form 10-K
period 2012-08-31
Accenture plc
filed 2012-10-30
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File Number: 001-34448
_________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 29, 2012 was approximately $38,349,195,098 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $59.54 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 22, 2012 was 750,482,553 (which number does not include 111,959,464 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 22, 2012 was 41,365,594.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on February 6, 2013, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2012.

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
ITEM 1.    BUSINESS
Overview
We are one of the world’s leading organizations providing management consulting, technology and outsourcing services, with approximately 257,000 employees; offices and operations in more than 200 cities in 54 countries; and revenues before reimbursements (“net revenues”) of $27.86 billion for fiscal 2012.
Our “high performance business” strategy is to use our expertise in consulting, technology and outsourcing to help clients achieve performance at higher levels so they can create sustainable value for their customers and stakeholders. We use our industry and business-process knowledge, our service offering expertise and our insight into, and understanding of, emerging technologies and new business and technology trends to formulate and implement solutions with and for our clients. Our strategy is focused on helping clients improve operational performance, deliver their products and services more effectively and efficiently, and grow their businesses in existing and new markets.
We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, we seek to deliver competitively priced, high-value services that help our clients measurably improve business performance. Our global delivery model enables us to provide an end-to-end delivery capability by drawing on our global resources to deliver high-quality, cost-effective solutions to our clients.
In fiscal 2012, we continued to implement a strategy focused on industry and technology differentiation, as well as geographic expansion. We combine our capabilities across management consulting, technology and business process outsourcing to provide differentiated, industry-based, end-to-end services. We continue to invest in strategic initiatives including analytics, cloud computing, insight-driven health, interactive/digital marketing, mobility and smart grid. Our geographic expansion strategy focuses on emerging and mature markets with significant growth potential for us. Our priority emerging markets are the ASEAN (Association of Southeast Asian Nations) countries, Brazil, China, India, Mexico, the Middle East, Russia, South Africa, South Korea and Turkey.

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

Operating Groups and Industry Groups
Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources
• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Capital Markets • Insurance	• Health • Public Service	• Air, Freight & Travel Services • Automotive • Consumer Goods & Services • Industrial Equipment • Infrastructure & Transportation Services • Life Sciences • Retail	• Chemicals • Energy • Natural Resources • Utilities
Communications, Media & Technology
Our Communications, Media & Technology operating group serves the communications, electronics, high technology, media and entertainment industries. Professionals in this operating group help clients leverage innovation and enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services include helping clients: integrate customer interactions and billing across multiple channels; improve enterprise operations for increased cost efficiency and global expansion; optimize the design and operations of communications networks; repurpose, deliver and monetize digital content; and enhance product innovation processes and systems. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Communications.  Our Communications industry group serves most of the world’s leading wireline, wireless, cable and satellite communications and service providers. We provide a range of services designed to help our communications clients grow revenues, increase profitability and improve customer satisfaction. We offer a portfolio of consulting, technology and outsourcing services designed to address major business and operational issues related to sales and service channels, new product innovation, network functions, corporate and enterprise functions and information technology. Our Communications industry group represented approximately 53% of our Communications, Media & Technology operating group’s net revenues in fiscal 2012.

•
Electronics & High Tech.  Our Electronics & High Tech industry group serves the following industries: information and communications technology, software, semiconductor, consumer electronics, aerospace and defense, and medical equipment. We provide services in areas such as strategy, enterprise resource management, customer relationship management, integrated mobile services, embedded software services, product lifecycle management, sales transformation, digital marketing services, supply chain management, and merger/acquisition integration. Our Electronics & High Tech industry group represented approximately 37% of our Communications, Media & Technology operating group’s net revenues in fiscal 2012.

•
Media & Entertainment.  Our Media & Entertainment industry group serves the broadcast, entertainment, print, publishing and portal industries. We provide a wide range of services, including digital marketing, performance advertising, digital rights management, and digital content and media technologies designed to help clients effectively manage, access, distribute and protect content across multiple platforms and devices. We also provide additional comprehensive turn-key solutions through Origin Digital and Digiplug, specialized Accenture units that help content owners and distributors adapt business processes and systems to enable digital monetization.
Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients in a dynamic and increasingly global market environment to address cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new technologies. We offer services designed to help our clients increase cost efficiency, grow their customer bases, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Banking.  Our Banking industry group works with retail and commercial banks, mortgage lenders and diversified financial enterprises. We help these organizations develop and execute strategies to lower operating costs; acquire and retain customers more effectively; expand product and service offerings; manage risk; comply with new regulatory initiatives; support integration related to mergers and acquisitions; and leverage new technologies and distribution channels. Our Banking industry group represented approximately 53% of our Financial Services operating group’s net revenues in fiscal 2012.

•
Capital Markets.  Our Capital Markets industry group helps investment banks, broker/dealers, asset management firms, depositories, exchanges and clearing and settlement organizations by providing consulting and outsourcing services to improve their businesses to increase competitiveness. We help clients develop and implement trading, wealth and asset-management, and market infrastructure systems and solutions.

•
Insurance.  Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk selection decisions. We offer claims and policy management software and services designed to enable insurers to provide better customer service while optimizing costs and to deliver innovative products to market more quickly and efficiently. We also provide a variety of outsourcing solutions designed to help insurers improve working capital and cash flow, deliver cost savings and enhance long-term growth. Our Insurance industry group represented approximately 31% of our Financial Services operating group’s net revenues in fiscal 2012.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government agencies and public service organizations, around the world. The group’s service offerings and research-based insights help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Health. Our Health industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and other industry-related organizations around the world to improve the quality, accessibility and affordability of healthcare. Our key offerings address a variety of areas, including electronic medical records; health insurance exchanges; back-office services for hospitals and health plans; sales and marketing; core administration services; care management services; claims excellence/cost containment; and corporate functions, including human resources, finance, procurement and information technology. Our Health industry group represented approximately 30% of our Health & Public Service operating group’s net revenues in fiscal 2012.

•
Public Service.  Our Public Service industry group helps governments position themselves for the future by transforming the way they deliver public services and engage with citizens. We provide services designed to help them increase the efficiency of their operations, improve service delivery to citizens and reduce their overall costs. We work primarily with defense, revenue, human services, public health, postal, justice and public safety authorities or agencies, and our clients include national, state and local-level government organizations, as well as pan-geographic organizations. Our Public Service industry group represented approximately 70% of our Health & Public Service operating group’s net revenues in fiscal 2012. In addition, our work with clients in the U.S. federal government represented approximately 28% of our Health & Public Service operating group’s net revenues in fiscal 2012.

Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our Products operating group comprises the following industry groups:

•
Air, Freight & Travel Services.  Our Air, Freight & Travel Services industry group serves airlines, freight and logistics companies, and travel services companies, including hotels, tour operators, rental car companies and cruise operators. We help clients address organizational effectiveness by developing and implementing more efficient networks, optimizing back-office functions, integrating supply chains, developing procurement strategies and building improved customer relationship management capabilities. We also offer industry-specific solutions, such as Navitaire for the airline industry and a proprietary end-to-end shipment management solution for the freight and logistics industry.

•
Automotive.  Our Automotive industry group works with original equipment manufacturers and suppliers. We help clients respond to the evolving needs of their customers with offerings that range from in-vehicle infotainment to customer-centered sales and marketing. In addition, our global capabilities are designed to improve efficiencies and drive value in areas including global manufacturing, aftersales and services and product lifecycle optimization.

•
Consumer Goods & Services.  Our Consumer Goods & Services industry group serves food and beverage, alcoholic beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies around the world. Our offerings are designed to help companies improve their performance by addressing large-scale enterprise resource planning, channel and revenue management, multi-channel marketing, working capital productivity improvement and supply chain collaboration. We also help clients build operating models that support end-to-end processes needed to improve business results.

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

•
Life Sciences.  Our Life Sciences industry group works with pharmaceutical, medical technology and biotechnology companies. We provide services in large-scale business and technology transformation, business performance improvement, post-merger integration, and business process and technology outsourcing. Our life sciences expertise covers the key business areas of research and development, marketing and sales, supply chain, manufacturing and select back-office functions.

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

Resources
Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. Market conditions are driving energy companies to seek new ways of creating value for shareholders; deregulation and climate change are fundamentally reforming the utilities industry and yielding cross-border opportunities; and there is an intensive focus on productivity and portfolio management in the chemicals and natural resources industries. We work with clients to address all of these challenges and to create solutions designed to help them differentiate themselves in the marketplace, gain competitive advantage and manage their large-scale capital investments. We also work with clients across all industry groups on sustainability to help them meet emission targets and increase energy efficiency. In fiscal 2012, our net revenues from multiple contracts with a single client in Resources were greater than 10% of the operating group’s net revenues, slightly exceeding that threshold. Our Resources operating group comprises the following industry groups:

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

•
Energy.  Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and clean-energy companies. We help our clients optimize production, manage their hydrocarbon and non-hydrocarbon supply chains, streamline marketing operations and realize the potential of third-party enterprise-wide technology solutions. Our Energy industry group represented approximately 33% of our Resources operating group’s net revenues in fiscal 2012.

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

•
Utilities.  Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. We help utilities transform themselves from regulated, and sometimes state-owned, local entities to international deregulated corporations. We also develop diverse products and service offerings designed to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, smart-grid development, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies. Our Utilities industry group represented approximately 33% of our Resources operating group’s net revenues in fiscal 2012.

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
Management Consulting
Our management consulting growth platform is responsible for the development and delivery of our strategic, operational, functional, industry, process and change consulting capabilities, working closely with the professionals in our operating groups and the other growth platforms. Our management consulting professionals help large, complex organizations design and execute changes to their business and operating models, either for one or more business units or across the entire organization. This growth platform comprises seven function-based service areas, as well as industry-focused teams of management consulting professionals with deep skills in the numerous industry segments that we serve. The majority of management consulting professionals have a primary focus on either one of the seven service areas or on an industry, with a secondary focus on the other (i.e., industry or service area).
The service areas are as follows:

•
Finance & Enterprise Performance.  The professionals in Finance & Enterprise Performance work with our clients’ finance and business unit executives to develop financial transaction processing, corporate finance and business performance reporting capabilities. Among the services we provide are strategic consulting on the design and structure of the finance function and the establishment of shared service centers for multiple business functions. Our finance capability services also address revenue cycle management, billing, credit and collection effectiveness, electronic invoicing and settlement, tax processing, treasury operations, trading operations, lending and debt recovery, real estate optimization and benchmarking. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals work with finance executives to develop and implement solutions designed to help them align their companies’ investments with their business objectives and establish security relating to the exchange of information with reporting institutions.

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

•
Sales & Customer Services.  The professionals in Sales & Customer Services (formerly Customer Relationship Management) help companies acquire, develop and retain more profitable customer relationships to accelerate growth, improve sales and profitability, and reduce sales operations and customer service costs. We offer a full range of capabilities that address every aspect of sales and post-sales customer service, including pricing strategy and profitability assessment, customer analytics, direct and indirect salesforce performance improvement, customer service, field support and customer contact operations.

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

•
Sustainability. Our Sustainability professionals work with clients to integrate sustainability approaches into their business strategies, operating models, critical processes and infrastructure, including technical operations and support, to help them balance positive economic, environmental and social impact.

•
Talent & Organization.  The professionals in Talent & Organization work with clients on a wide range of talent management, human resources, organizational effectiveness, human capital, learning and change issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include services and solutions in organization and change management, human resources transformation, learning and collaboration, organizational performance management, talent management and overall transformation of key workforces. We help companies and governments improve the efficiency and effectiveness of talent and organization capabilities while lowering associated costs; deliver improvements in employee, workforce and business performance; improve the efficiency and effectiveness of the human resources function and transform organizations through project-, program- and enterprise-level change management.

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
Technology
Our technology growth platform comprises three service areas: systems integration consulting, technology consulting and technology outsourcing.
Systems Integration Consulting
Our systems integration consulting services and solutions include:

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

•
Information Management Services.    We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements across social media, cloud and mobile platforms, as well as legacy environments. Our services include business intelligence; content management and portals; data management; and data quality solutions.

•
Custom Solutions.  With deep skills and expertise in both J2EE (Java-based) and .NET technology architectures, we work with clients to develop custom solutions that meet unique business needs, often using open-source technology products and platforms.

•
Microsoft Solutions.  Together with our alliance partner Microsoft and our Avanade subsidiary, we develop and deliver cost-efficient, innovative business solutions across the Microsoft platform and full set of software, leveraging our deep industry expertise and practical applications of technologies. We have also helped a significant number of clients implement Microsoft’s BPOS (Business Productivity Online Standard Suite) and other cloud-based tools using Microsoft’s Azure platform.

Technology Consulting
Our key technology consulting services and solutions include:

•
Information Technology (“IT”) Strategy.  We help client CEOs and CIOs link IT investments to business results and help manage those investments to ensure that the planned business impact is achieved. We also help CIOs transform how IT works, both internally and with business partners, so that IT is “run like a business” to deliver high performance.

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

•
IT Security Consulting.  We help clients integrate security into key business processes and implement security tools and processes so they can become more agile in response to changing market forces and evolving threats. Working with us, our clients are better able to secure data and applications, protect identities, address threats and vulnerabilities, and meet compliance demands while reducing costs and improving efficiency.

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

Technology Outsourcing
Our approach to technology outsourcing goes beyond traditional cost-cutting measures to help clients improve the total performance of application and infrastructure development and maintenance. We provide a full range of application outsourcing and infrastructure outsourcing services and solutions:

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

•
Infrastructure Outsourcing.  We provide ongoing management of clients’ IT infrastructure capabilities and functions, with expertise in six service areas: service desk; workplace services; data-center services; network services; security services; and IT spend management. We provide discrete skills (e.g., capacity services) as well as fully managed services. Our services offer clients a more cost-effective, secure and responsive infrastructure that can be scaled and adapted to their business needs.

In addition, the following initiatives span our three service areas described above:

•
Cloud Computing. We provide cloud services in three areas to help clients improve IT efficiency and agility: we help clients plan, implement and manage services from our provider ecosystem; we develop Software as a Service (SaaS) solutions built on our proprietary assets; and we provide provisioning, integration and management of services to bridge operations across traditional and cloud environments. In addition, we help clients implement SaaS solutions to meet their business needs with the added benefits of increasing flexibility and reducing total cost of ownership. Our SaaS methodology and toolset enables delivery of SaaS solutions across a wide range of services and leading SaaS solutions including Salesforce.com, Workday, Microsoft, SAP, Oracle and NetSuite.

•
Mobility Services.    We provide mobility and embedded software services across multiple platforms, including: Android, Apple iOS, and Windows, among others. Our services include mobility consulting, software services (including applications, devices and platforms), managed services and business integration services designed to help organizations tap the full potential of mobility across the business-to-employee, business-to-consumer, business-to-business and machine-to-machine environments.

Business Process Outsourcing
Our business process outsourcing (“BPO”) growth platform provides business process services that help clients drive business value, achieve higher levels of performance and results, and/or reduce costs. Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house while also providing business insight to drive business outcomes.
We offer clients across all industries a variety of BPO services for specific business functions and/or processes, including finance and accounting, human resources, learning and procurement, among others. We also offer industry-specific BPO services, such as credit services, designed to address the unique needs of client organizations and deliver business outcomes. We provide these services on a global basis and across all industry sectors through our Global Delivery Network.
Global Delivery Model
A key differentiator is our global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; specialized management consulting, business process and technology skills; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions.
Our Global Delivery Network continues to be a competitive differentiator for us. We have more than 50 delivery centers around the world. As of August 31, 2012, we had approximately 162,000 people in our network globally.
Alliances
We have sales and delivery alliances with companies whose capabilities complement our own by, among other things, enhancing a service offering, delivering a new technology or helping us extend our services to new geographies. By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients. Most of our alliances are non-exclusive. These alliances can generate significant revenues from services we provide to implement our alliance partners’ products. We also receive as reimbursement some direct payments, which are not material to our business, from our alliance partners to cover costs we incur for marketing and other assistance.
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $560 million, $482 million and $377 million in fiscal 2012, 2011 and 2010, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.
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
As of August 31, 2012, we had approximately 257,000 employees worldwide.
Competition
We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers (hardware, equipment and software), that offer some or all of the services that we do;

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
Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	technical and industry expertise;

•	innovative service and product offerings;

•	ability to add business value and improve performance;

•	reputation and client references;

•	contractual terms, including competitive pricing;

•	ability to deliver results reliably and on a timely basis;

•	scope of services;

•	service delivery approach;

•	quality of services and solutions;

•	availability of appropriate resources; and

•	global reach and scale, including level of presence in key emerging markets.
Our clients typically retain us on a non-exclusive basis.
Intellectual Property
We provide value to our clients based in part on a differentiated range of proprietary inventions, methodologies, software, reusable knowledge capital and other intellectual property. We recognize the increasing value of intellectual property in the marketplace and create, harvest, and protect this intellectual property. We leverage patent, trade secret, copyright and trademark laws as well as contractual arrangements to protect our intellectual property. We have also established policies to respect the intellectual property rights of third parties, such as our clients, partners and others.
As of August 31, 2012, we had 2,834 patent applications pending in the United States and other jurisdictions and had been issued 710 U.S. patents and 735 non-U.S. patents.
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
On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of our parent holding company from Bermuda to Ireland (the “Transaction”). The Transaction was completed on September 1, 2009, at which time Accenture Ltd, our predecessor holding company, became a wholly owned subsidiary of

Accenture plc and Accenture plc became our parent holding company. In the Transaction, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture plc issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable (and cash for any fractional shares). Accenture Ltd was dissolved on December 29, 2009.
The Consolidated Financial Statements included in this report with respect to periods prior to September 1, 2009 reflect the consolidated operations of Accenture Ltd (the predecessor registrant of Accenture plc) and its subsidiaries. The Consolidated Financial Statements included in this report reflect the ownership interests in Accenture SCA and Accenture Canada Holdings Inc. held by certain of our current and former senior executives as noncontrolling interests. The noncontrolling ownership interests percentage was 8% as of August 31, 2012.
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
Accenture SCA Class I Common Shares
Only Accenture and our current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments. As of October 22, 2012, Accenture holds a voting interest of approximately 93% of the aggregate outstanding Accenture SCA Class I common shares entitled to vote, with the remaining 7% of the voting interest held by our current and former senior executives and their permitted transferees.
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
Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Developments, such as the recent recessions and instability in the U.S. and Europe, government spending restrictions potentially occurring at the end of calendar year 2012 in the United States (commonly referred to as the fiscal cliff), deterioration in the Chinese economy, and the inflationary risks associated with higher commodity prices, among other developments, may have an adverse effect on our revenue growth and profitability.
Volatile, negative or uncertain economic conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our clients in Europe and North America. Weakening demand in these markets could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us having to use involuntary terminations as means to keep our supply of skills and resources in balance.
Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and resulting changes in demand patters to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions have adversely affected and could in the future adversely affect client demand for our services and solutions. In addition, developments in the industries we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays. For example, in fiscal 2009, we experienced a higher volume of contract terminations and restructurings as a result of challenging economic conditions and clients being acquired, which negatively affected our results of operations. It could also result in pressure to reduce the cost of our services. For example, during fiscal years 2009 and 2010, challenging economic conditions led to our moving work more quickly into our Global Delivery Network than planned in order to respond to client demand to reduce costs, which resulted in our revenues being less than anticipated.
If we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. Experienced personnel in our industry are in high demand, and competition for talent is intense. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing technology, industry and macroeconomic developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the industries we serve or changes in the types of services clients are demanding, such as the increase in demand for outsourcing services, we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals we have historically hired and retained. Additionally, if we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work in those industries and for our services and solutions may suffer.
We are particularly dependent on retaining our senior executives and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. We depend on identifying, developing and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is intense. Our geographic expansion strategy in emerging markets depends on our ability to attract, retain and integrate both local business leaders and people with the appropriate skills.
Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our ability to perform our work profitably could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed, and particularly in emerging markets. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which it can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.
Our equity-based incentive compensation plans are designed to reward high-performing personnel for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need could be adversely affected. In addition, if we do not obtain the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain personnel could be negatively affected.
There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies. In these situations, we must evaluate voluntary attrition and use reduced levels of new hiring and increased involuntary terminations as means to keep our supply of skills and resources in balance with client demand in those geographies.
The markets in which we compete are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our services are highly competitive. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers (hardware, equipment and software), that offer some or all of the services that we do;

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
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain emerging markets, and that may make executing our geographic expansion strategy in these markets more challenging. Additionally, competitors may also offer more aggressive contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully in the markets we currently serve, while expanding into additional markets. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. For example, there has been a trend toward consolidation among hardware manufacturers, software developers and vendors, and service providers, which has resulted in the convergence of products and services. Over time, our access to such products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider more integrated services (software and hardware) to clients than we can in some cases, and therefore may represent a more attractive alternative to clients. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to such competitors, and this could materially adversely affect our competitive position and our results of operations.
We could have liability or our reputation could be damaged if we fail to protect client and/or Accenture data or information systems as obligated by law or contract or if our information systems are breached.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our clients, alliance partners, and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.
In providing services to clients, we often manage, utilize and store sensitive or confidential client or Accenture data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Unauthorized disclosure of sensitive or confidential client or Accenture data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 54 countries around the world. One aspect of our growth strategy is to continue to expand globally, and particularly to seek significant growth in our priority emerging markets. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including international hostilities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
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
International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations.  Acts of terrorist violence; political unrest; armed regional and international hostilities and international responses to these hostilities; natural disasters, like the earthquake and resulting tsunami in Japan in March 2011, volcanic eruptions, floods and other severe weather conditions; global health emergencies or pandemics or the threat of or perceived potential for these events; and other acts of god could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.  We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, employment and labor relations. This includes in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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

Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred on-shore, resulting in greater costs to us. In addition, these changes could have a negative impact on our ability to obtain future work from government clients.
Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
Although we report our results of operations in U.S. dollars, a majority of our net revenues is denominated in currencies other than the U.S. dollar. Unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations. For example, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. In the event that one or more European countries were to replace the euro with another currency, operations in that country or in Europe generally may be adversely affected.
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, originally denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. Our currency hedging program, which is designed to partially offset the impact on consolidated earnings related to the changes in value of certain balance sheet items, might not be successful.
As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described above could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.
Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.
Our business model is dependent on our Global Delivery Network, which includes Accenture personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery network in India, where we have the largest number of people in our delivery network located, and the Philippines, where we have the second largest number of people located. Concentrating our Global Delivery Network in these locations presents a number of operational risks, many of which are beyond our control. For example, natural disasters of the type described above, some of which India and the Philippines have experienced and other countries may experience, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through our delivery centers. Additionally, both the Philippines and India have experienced, and other countries may experience, political instability and worker strikes. India in particular has experienced civil unrest and hostilities with neighboring countries, including Pakistan. Military activity or civil hostilities in the future, as well as terrorist activities and other conditions, which are described more fully above, could significantly disrupt our ability to perform work through our delivery centers. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that the interruptions in communications with our clients and other Accenture locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
Our results of operations could materially suffer if we are not able to obtain sufficient pricing to enable us to meet our profitability expectations.
If we are not able to obtain sufficient pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including:

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
The competitive environment in our industry affects our ability to obtain favorable pricing in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have that they will be seen as commodities, with price being the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter the market or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be better positioned to offer services similar to ours at lower prices.
If our pricing estimates do not accurately anticipate the cost, risk and complexity of performing our work or third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be unprofitable.
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•
Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs and compliance with the Cost Accounting Standards. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us, or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above, and may in the future experience adverse consequences, which could materially adversely affect our future results of operations.

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

•
Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including an allegation of improper or illegal activity, regardless of its accuracy, may adversely affect our reputation.

•
Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. For example, these contracts often contain high or unlimited liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.

•
Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt constraints, such as those recently experienced in the United States and Europe, could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

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

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients, and could have a material adverse effect on our business or our results of operations.
Our business could be materially adversely affected if we incur legal liability in connection with providing our services and solutions.
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, or otherwise breach obligations, to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In addition to expense, litigation can be lengthy and disruptive to normal business operations, and litigation results can be unpredictable. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.
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
We have alliances with companies whose capabilities complement our own. A very significant portion of our services and solutions are based on technology or software provided by a few major providers that are our alliance partners. See “Business—Alliances.” The priorities and objectives of our alliance partners may differ from ours. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of our key alliance partners may be acquired by a competitor, or key alliances partners might merge with each other, either of which could reduce our access over time to the technology or software provided by those partners. If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.
Outsourcing services and the continued expansion of our other services and solutions into new areas subject us to different operational risks than our consulting and systems integration services.
Outsourcing services, which represented approximately 44% of our net revenues in fiscal 2012, present different operational risks, when compared to our consulting and systems integration services. Our outsourcing services involve taking over the operation of certain portions of our clients’ businesses, which may include the operation of functions that are critical to the core businesses of our clients. Disruptions in service or other performance problems could damage our clients’ businesses, expose us to claims, and harm our reputation and our business.
We have continued to expand our services and solutions into new business areas, and we expect to continue to expand our services and solutions in these and other new areas in the future. Expanding into new areas may expose us to additional regulatory or other risks specific to these new areas. We could also incur liability for failure to comply with laws or regulations applicable to the services we provide clients.
We may also face exposure in our outsourcing business if we contribute to internal controls issues of a client. If a process we manage for a client were to result in internal controls failures at the client or impair our client’s ability to comply with its own internal control requirements, there is a risk that we could face legal liability. Many of our clients request that we obtain an audit under Statement on Standards for Attestation Engagements No. 16 and International Standard on Assurance Engagements 3402, formerly referred to as SAS 70. If we receive a qualified opinion, or do not deliver the audit reports timely, our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed.
Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.
We cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cost us money or prevent us from offering some services or solutions. Any related proceedings could require us to expend significant time and effort over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, injure our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Additionally, individuals and firms have begun purchasing intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.
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
Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight and we may not be successful in enforcing our rights.
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, internal control deficiencies or delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, our joint ventures or joint venture partners, adversaries in legal proceedings or government regulators, as well as members of the investment community or the media. There is a risk that negative information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.
We might not be successful at identifying, acquiring or integrating businesses or entering into joint ventures.
We expect to continue pursuing strategic and targeted acquisitions and joint ventures intended to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions or joint ventures. We may not successfully identify suitable acquisition candidates or joint venture opportunities. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.

We might fail to realize the expected benefits or strategic objectives of any acquisition or joint venture we undertake. We might not achieve our expected return on investment, or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. By their nature, joint ventures involve a lesser degree of control over the business operations of the joint venture itself, particularly when we have a minority position. This lesser degree of control may expose us to additional financial, legal, compliance or operational risks. If we are unable to complete the number and kind of acquisitions or joint ventures for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability through improvements to cost-management to the degree we have done in the past.
Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, global consolidation of our office space and re-alignment of portions of our non-client-facing workforce to lower-cost locations. These actions and our other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Over time, we have seen an improvement in general and administrative costs. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past. If we are not effective in reducing our operating costs in response to changes in demand or pricing, or if we are unable to absorb or pass on increases in the compensation of our employees by continuing to move more work to lower-cost locations or otherwise, our margins and results of operations could be materially adversely affected.
Many of our contracts include payments that link some of our fees to the attainment of performance or business targets and/or require us to meet specific service levels. This could increase the variability of our revenues and impact our margins.
Many of our contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could significantly reduce or eliminate our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. Clients also often have the right to terminate a contract and pursue damage claims under the contract for serious or repeated failure to meet these service commitments. We also have a number of contracts, in both outsourcing and consulting, in which a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate. These provisions could increase the variability in revenues and margins earned on those contracts.
Changes in our level of taxes, and audits, investigations and tax proceedings, or changes in our treatment as an Irish company, could have a material adverse effect on our results of operations and financial condition.
We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make. We regularly assess the likely outcomes of our audits to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. Increases in the tax rate in any of the jurisdictions in which we operate could have a negative impact on our profitability. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable, particularly in less developed markets, and could become more stringent, which could materially adversely affect our tax position. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.
Although we expect to be able to rely on the tax treaty between the United States and Ireland, legislative or diplomatic action could be taken that would prevent us from being able to rely on such treaty. Our inability to rely on such treaty would subject us to increased taxation or significant additional expense. Congressional proposals could change the definition of a U.S. person for

U.S. federal income tax purposes, which could subject us to increased taxation. In addition, we could be materially adversely affected by future changes in tax law or policy in Ireland or other jurisdictions where we operate, including their treaties with Ireland or the United States. These changes could be exacerbated by economic, budget or other challenges facing Ireland or these other jurisdictions.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2012, we had approximately 257,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. Finally, the size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired.
If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. In addition, in certain geographies and industries, some clients have requested extended payment terms more frequently, and if this trend continues, our cash flows could be adversely affected. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;

•	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;

•	acquisition, integration and operational costs related to businesses acquired;

•	the introduction of new products or services by us, competitors or alliance partners;

•	changes in our pricing or competitors’ pricing;

•	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;

•	our ability to limit and manage the incurrence of pre-contract costs, which must be expensed without corresponding revenues, which are then recognized in later periods without the corresponding costs;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees;

•	global, regional and local economic and political conditions and related risks, including acts of terrorism; and

•	seasonality, including number of workdays and holiday and summer vacations.
As a result of any of the above factors, or any of the other risks described in this Item 1A, “Risk Factors,” our share price could be difficult to predict, and our share price in the past might not be a good indicator of the price of our shares in the future. In addition, if litigation is instituted against us following declines in our share price, we might need to devote substantial time and resources to responding to the litigation, and our share price could be materially adversely affected.
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
We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the U.S. judgment. The originating court must have been a court of competent jurisdiction and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland.
Similarly, judgments might not be enforceable in countries other than the United States where we have assets.
Some companies that conduct substantial business in the United States but which have a parent domiciled in certain other jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over other U.S. companies. Accenture never conducted business under a U.S. parent company and pays U.S. taxes on all of its U.S. operations. Nonetheless, we could be subject to criticism in connection with our incorporation in Ireland.

Irish law differs from the laws in effect in the United States and might afford less protection to shareholders.
Our shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Companies Acts 1963 to 2012 of Ireland (the “Companies Acts”). The Companies Acts differ in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Sao Paolo, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Shanghai, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 54 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Executive Officers of the Registrant
Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:
Gianfranco Casati, 53, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 28 years.

Martin I. Cole, 56, became our group chief executive—Technology in March 2012. Prior to that, Mr. Cole served as our group chief executive—Communications, Media & Technology operating group from September 2006 to March 2012. Previously he served as our group chief executive—Public Service operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 32 years.
Shawn Collinson, 51, became our chief strategy officer in March 2011. From September 2009 to March 2011, Mr. Collinson served as our managing director—Industries & Market Innovation. Prior to that, he held numerous leadership roles in our Resources operating group, including as managing director—Management Consulting from September 2006 to August 2009. Mr. Collinson has been with Accenture for 22 years.
Anthony G. Coughlan, 55, has been our chief accounting officer since September 2004 and served as our controller from September 2001 until August 2010. Mr. Coughlan previously served as a director of Avanade from September 2008 until February 2011, and served as the chair of its Audit Committee from November 2008 until February 2011. Mr. Coughlan has been with Accenture for 34 years.
Pamela J. Craig, 55, has been our chief financial officer since October 2006. From March 2004 to October 2006, she was our senior vice president—Finance. Previously, Ms. Craig was our group director—Business Operations & Services from March 2003 to March 2004, and was our managing partner—Global Business Operations from June 2001 to March 2003. Ms. Craig served as a director of Avanade from February 2006 until July 2009, and was a member of its Audit Committee. Ms. Craig has been with Accenture for 33 years.
Johan (Jo) G. Deblaere, 50, became our chief operating officer in September 2009. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 27 years.
William D. Green, 59, became chairman of the Board of Directors on August 31, 2006, and has been a director since June 2001. Mr. Green was our chief executive officer from September 2004 to January 1, 2011 when he became our executive chairman. From March 2003 to August 2004, he was our chief operating officer—Client Services, and from August 2000 to August 2004 he was our country managing director, United States. Mr. Green will step down as chairman and from the Board of Directors and retire from Accenture, effective February 1, 2013. Mr. Green has been with Accenture for 34 years.
Richard A. Lumb, 51, became our group chief executive—Financial Services operating group in December 2010. From June 2006 to December 2010, Mr. Lumb led our Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as our managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 27 years.
Pierre Nanterme, 53, became our chief executive officer on January 1, 2011. Mr. Nanterme was our group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director since October 2010 and has been appointed to succeed Mr. Green as chairman of the Board of Directors effective February 1, 2013. Mr. Nanterme has been with Accenture for 29 years.
Jean-Marc Ollagnier, 50, became our group chief executive—Resources operating group in March 2011. From September 2006 to March 2011, Mr. Ollagnier led our Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 26 years.
Stephen J. Rohleder, 55, became our group chief executive—Health & Public Service operating group in September 2009. From September 2004 to September 2009, Mr. Rohleder served as our chief operating officer. Prior to that, he was our group chief executive—Public Service operating group from March 2003 to September 2004. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 31 years.
Michael (Mike) J. Salvino, 47, became our group chief executive—Business Process Outsourcing in September 2009. From July 2006 to September 2009, Mr. Salvino served as managing director—Business Process Outsourcing. Previously, he served as the global sales and accounts co-leader of the HR outsourcing group at Hewitt Associates from January 2005 to July 2006, and as president of the Americas region for Exult Inc. from June 2003 to October 2004 prior to Exult’s merger with Hewitt. Mr. Salvino was employed by Accenture from June 1987 until December 1992 and then again from October 1993 until June 2000 before rejoining in July 2006.
Robert E. Sell, 50, became our group chief executive—Communications, Media & Technology operating group in March 2012. From September 2007 to March 2012, Mr. Sell led our Communications, Media & Technology operating group in North

America. Prior to assuming that role, he served in a variety of leadership roles throughout Accenture, serving clients in a number of industries. Mr. Sell has been with Accenture for 28 years.
Jill Smart, 52, became our chief human resources officer in September 2004. Previously, Ms. Smart was managing partner of HR delivery. From 2000 until 2003, she served as the head of our People Enablement business practice. Ms. Smart has been with Accenture for 31 years.
Julie Spellman Sweet, 45, has been our general counsel, secretary and chief compliance officer since March 2010. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992.
Alexander M. van ’t Noordende, 49, became our group chief executive—Management Consulting in March 2011. Mr. van ’t Noordende was our group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 25 years.

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

	Price Range
	High	Low
Fiscal 2011
First Quarter	$45.97	$36.97
Second Quarter	$54.55	$43.24
Third Quarter	$58.21	$48.72
Fourth Quarter	$63.66	$47.40
Fiscal 2012
First Quarter	$61.90	$48.55
Second Quarter	$60.20	$51.08
Third Quarter	$65.89	$56.21
Fourth Quarter	$61.98	$54.94
Fiscal 2013
First Quarter (through October 22, 2012)	$71.79	$60.69

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 22, 2012 was $67.83. As of October 22, 2012, there were 240 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 22, 2012, there were 885 holders of record of Accenture plc Class X ordinary shares.
To ensure that senior executives continue to maintain equity ownership levels that we consider meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own Accenture equity valued at a multiple (ranging from  1/2 to 6) of their base compensation determined by their position level.
Dividend Policy
On November 15, 2010, May 13, 2011, November 15, 2011 and May 15, 2012, Accenture plc paid a cash dividend of $0.45, $0.45, $0.675 and $0.675 per share, respectively, on our Class A ordinary shares and Accenture SCA paid a semi-annual cash dividend of $0.45, $0.45, $0.675 and $0.675 per share, respectively, on its Class I common shares.
On September 24, 2012, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.81 per share on our Class A ordinary shares for shareholders of record at the close of business on October 12, 2012. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.81 per share on its Class I common shares for shareholders of record at the close of business on October 9, 2012. Both dividends are payable on November 15, 2012.
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

Recent Sales of Unregistered Securities
None.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the fourth quarter of fiscal 2012. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2012 — June 30, 2012
Class A ordinary shares	6,510,428	$57.57	6,494,500	$4,451
Class X ordinary shares	—	$—	—	—
July 1, 2012 — July 31, 2012
Class A ordinary shares	3,845,197	$58.31	3,248,509	$4,240
Class X ordinary shares	857,371	$0.0000225	—	—
August 1, 2012 — August 31, 2012
Class A ordinary shares	886,137	$60.32	664,680	$4,179
Class X ordinary shares	769,130	$0.0000225	—	—
Total
Class A ordinary shares (4)	11,241,762	$58.04	10,407,689
Class X ordinary shares (5)	1,626,501	$0.0000225	—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2012, we purchased 10,407,689 Accenture plc Class A ordinary shares under this program for an aggregate price of $603 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2012, our aggregate available authorization for share purchases and redemptions was $4,179 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the fourth quarter of fiscal 2012, Accenture purchased 834,073 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the fourth quarter of fiscal 2012, we redeemed 1,626,501 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2012. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
June 1, 2012 — June 30, 2012
Class I common shares	—	$—	—	—
July 1, 2012 — July 31, 2012
Class I common shares	380,600	$59.52	—	—
August 1, 2012 — August 31, 2012
Class I common shares	310,848	$61.28	—	—
Total
Class I common shares	691,448	$60.32	—	—
Accenture Canada Holdings Inc.
June 1, 2012 — June 30, 2012
Exchangeable shares	—	$—	—	—
July 1, 2012 — July 31, 2012
Exchangeable shares	—	$—	—	—
August 1, 2012 — August 31, 2012
Exchangeable shares	25,300	$61.04	—	—
Total
Exchangeable shares	25,300	$61.04	—	—
_______________

(1)
During the fourth quarter of fiscal 2012, we acquired a total of 691,448 Accenture SCA Class I common shares and 25,300 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2012, we issued 1,347,904 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of August 31, 2012, our aggregate available authorization for share purchases and redemptions was $4,179 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 6.     SELECTED FINANCIAL DATA
The data as of August 31, 2012 and 2011 and for fiscal 2012, 2011 and 2010 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2010, 2009 and 2008 and for fiscal 2009 and 2008 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2012	2011	2010	2009 (1)	2008
	(in millions of U.S. dollars)
Income Statement Data:
Revenues before reimbursements (“Net revenues”)	$27,862	$25,507	$21,551	$21,577	$23,387
Revenues	29,778	27,353	23,094	23,171	25,314
Operating income	3,872	3,470	2,915	2,644	3,012
Net income (2)	2,825	2,553	2,060	1,938	2,197
Net income attributable to Accenture plc (2)	2,554	2,278	1,781	1,590	1,692
_______________

(1)	Includes the impact of $253 million in restructuring costs recorded during fiscal 2009.

(2)
On September 1, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on noncontrolling interests. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. Prior to fiscal 2010, Net income was referred to as Income before minority interest and Net income attributable to Accenture plc was referred to as Net income.

	Fiscal
	2012	2011	2010 (1)	2009	2008
Earnings Per Class A Ordinary Share:
Basic	$3.97	$3.53	$2.79	$2.55	$2.77
Diluted (2)	3.84	3.39	2.66	2.44	2.64
Dividends per ordinary share	1.35	0.90	1.125	0.50	0.42
_______________

(1)
In early fiscal 2010, we announced a move to declare and pay cash dividends on a semi-annual basis. During fiscal 2010, we paid a final annual cash dividend of $0.75 in addition to a transitional semi-annual cash dividend of $0.375.

(2)
Diluted earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2012 payment of cash dividends. This restatement resulted in a one cent decrease in diluted earnings per share from $3.40 to $3.39 for fiscal 2011.

	As of August 31,
	2012	2011	2010	2009	2008
	(in millions of U.S. dollars)
Balance Sheet Data:
Cash and cash equivalents	$6,641	$5,701	$4,838	$4,542	$3,603
Total assets	16,665	15,732	12,835	12,256	12,399
Long-term debt, net of current portion	—	—	1	—	2
Accenture plc shareholders’ equity (1)	4,146	3,879	2,836	2,835	2,424
_______________

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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2012” means the 12-month period that ended on August 31, 2012. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility in markets around the world, as well as economic and geopolitical uncertainty in many of the markets where we operate, which could impact our business, particularly in the United States and Europe. Such volatility and uncertainty has adversely affected and will in the future affect our clients and the levels of business activities in some industries and geographies where we operate, which may reduce demand for our services. This has also impacted the types of services our clients are demanding; for example, clients are requesting a higher volume of outsourcing services and placing a greater emphasis on cost savings initiatives. These changing demand patterns could have a material adverse effect on our new contract bookings and results of operations. We continue to monitor this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2012 were $6.84 billion, compared with $6.69 billion for the fourth quarter of fiscal 2011, an increase of 2% in U.S. dollars and 9% in local currency. Net revenues for fiscal 2012 were $27.86 billion, compared with $25.51 billion for fiscal 2011, an increase of 9% in U.S. dollars and 11% in local currency. All of our operating groups experienced year-over-year revenue growth in local currency during the fourth quarter of fiscal 2012. Revenue growth in local currency was very strong in outsourcing and continued to moderate in consulting during the fourth quarter of fiscal 2012. We expect the level of year-over-year growth to continue to moderate in the near term and vary across operating groups and geographic regions, with growth in certain areas of our business, offset by lower growth or declines in other areas, particularly in consulting and in Europe.
In our consulting business, net revenues for the fourth quarter of fiscal 2012 were $3.74 billion, compared with $3.88 billion for the fourth quarter of fiscal 2011, a decrease of 4% in U.S. dollars and an increase of 2% in local currency. Net consulting revenues for fiscal 2012 were $15.56 billion, compared with $14.92 billion for fiscal 2011, an increase of 4% in U.S. dollars and 6% in local currency. Four of our five operating groups, including Health & Public Service, Financial Services, Resources and Products, experienced quarterly year-over-year revenue growth in local currency, while Communications, Media & Technology experienced a significant decline in quarterly year-over-year revenue. In our consulting business overall, clients are exercising caution by reducing their demand for small projects. In addition, when larger projects are initiated, they are of longer duration and convert to revenue at a slower rate. These trends have led to lower consulting revenue growth and declines in certain areas of our business, and we expect this to continue in the near term. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We are also experiencing growing demand for our services in emerging technologies, including analytics, cloud computing and mobility. Compared to fiscal 2011, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue. While the business environment remained competitive, pricing was relatively stable, and we saw some improvement in certain areas of our business.
In our outsourcing business, net revenues for the fourth quarter of fiscal 2012 were $3.10 billion, compared with $2.81 billion for the fourth quarter of fiscal 2011, an increase of 10% in U.S. dollars and 18% in local currency. Net outsourcing revenues for fiscal 2012 were $12.30 billion, compared with $10.58 billion for fiscal 2011, an increase of 16% in U.S. dollars and 19% in local currency. All five of our operating groups experienced year-over-year outsourcing revenue growth in local currency during the fourth quarter of fiscal 2012, led by very significant growth in Financial Services and very strong growth in Products, Communication, Media & Technology and Resources. This strong demand for outsourcing services resulted in a greater proportion of revenues in outsourcing, particularly in Communications, Media & Technology and Financial Services, and this trend is expected to continue. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Growth in outsourcing was driven by higher volumes, scope and geographic expansions and new work at existing clients, as well as services for new clients. Compared to fiscal 2011, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to fiscal 2011, the U.S. dollar strengthened against many currencies during fiscal 2012. This resulted in unfavorable currency translation and U.S. dollar revenue results that were approximately 7% and 2% lower than our revenue results in local currency for the fourth quarter and fiscal 2012, respectively.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the fourth quarter of fiscal 2012 was approximately 87%, flat with the third quarter of fiscal 2012, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 257,000 as of August 31, 2012, compared with approximately 249,000 as of May 31, 2012 and 236,000 as of August 31, 2011. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2012 was 12%, down from 13% in the third quarter of fiscal 2012 and 14% in the fourth quarter of fiscal 2011. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2012 became effective September 1, 2011. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing services or a decrease in demand due to U.S. government spending reductions; deploy our employees globally on a timely basis; manage attrition; recover increases in compensation; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2012 was 32.9%, compared with 33.1% for the fourth quarter of fiscal 2011. Gross margin for fiscal 2012 was 32.3%, compared with 32.9% for fiscal 2011. Gross margin for fiscal 2012 was lower than for fiscal 2011, principally due to higher payroll costs as a percentage of net revenues, including costs associated with integration of acquisitions and investments in offerings, partially offset by higher contract profitability.
Sales and marketing and general and administrative costs as a percentage of net revenues were 19.1% for the fourth quarter of fiscal 2012, compared with 19.3% for the fourth quarter of fiscal 2011. Sales and marketing and general and administrative costs as a percentage of net revenues were 18.4% for fiscal 2012, compared with 19.3% for fiscal 2011. Sales and marketing costs are driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. These actions include performing a greater proportion of general and administrative activities in lower-cost locations. For fiscal 2012 compared to fiscal 2011, sales and marketing costs as a percentage of net revenues decreased 20 basis points, while general and administrative costs as a percentage of net revenues decreased 60 basis points. These decreases were principally due to growth of these costs at a rate lower than that of net revenues. In addition, during fiscal 2011, we recorded a provision for litigation matters for $75 million, or 0.3% of net revenues, which was partially offset by a reduction in the allowance for client receivables and unbilled services. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating income for the fourth quarter of fiscal 2012 was $940 million, compared with $923 million for the fourth quarter of fiscal 2011. Operating income for fiscal 2012 was $3,872 million, compared with $3,470 million for fiscal 2011. Operating margin (Operating income as a percentage of Net revenues) for the fourth quarter of fiscal 2012 was 13.8%, flat with the fourth quarter of fiscal 2011. Operating margin for fiscal 2012 was 13.9%, compared with 13.6% for fiscal 2011.
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
Bookings and Backlog
New contract bookings for the fourth quarter of fiscal 2012 were $9.21 billion, with consulting bookings of $4.27 billion and outsourcing bookings of $4.94 billion. New contract bookings for fiscal 2012 were $32.23 billion, with consulting bookings of $16.61 billion and outsourcing bookings of $15.62 billion.
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
We recognize revenues from technology integration consulting contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Our contracts for technology integration consulting services generally span six months to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.
Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.
Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, we hire client employees and become responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services, in which case revenues are recognized when the services are performed and amounts are earned. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, our effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude the amounts are earned. We continuously review and reassess our estimates of contract profitability. Circumstances that potentially affect profitability over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which we are paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver our services, and other factors affecting revenues and costs.
Costs related to delivering outsourcing services are expensed as incurred, with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Contract acquisition and origination costs are expensed as incurred.
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

Our consulting revenues are affected by the number of work days in a fiscal quarter, which in turn is affected by the level of vacation days and holidays. Consequently, since our first and third quarters typically have approximately 5-10% more work days than our second and fourth quarters, our consulting revenues are typically higher in our first and third quarters than in our second and fourth quarters.
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
Results of Operations for Fiscal 2012 Compared to Fiscal 2011
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2012	2011			2012	2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$5,907	$5,434	9%	11%	21%	22%
Financial Services	5,843	5,381	9	11	21	21
Health & Public Service	4,256	3,861	10	11	15	15
Products	6,563	5,931	11	13	24	23
Resources	5,275	4,882	8	10	19	19
Other	19	18	n/m	n/m	—	—
TOTAL NET REVENUES (2)	27,862	25,507	9%	11%	100%	100%
Reimbursements	1,916	1,846	4
TOTAL REVENUES	$29,778	$27,353	9%
GEOGRAPHIC REGIONS
Americas	$12,523	$11,271	11%	13%	45%	44%
EMEA (3)	11,296	10,854	4	8	41	43
Asia Pacific	4,043	3,383	20	18	14	13
TOTAL NET REVENUES (2)	$27,862	$25,507	9%	11%	100%	100%
TYPE OF WORK
Consulting	$15,562	$14,924	4%	6%	56%	59%
Outsourcing	12,300	10,583	16	19	44	41
TOTAL NET REVENUES	$27,862	$25,507	9%	11%	100%	100%
_______________
n/m = not meaningful

(1)
On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, Middle East and Africa.

We conduct business in the following countries that individually comprised 10% or more of consolidated net revenues within fiscal 2012, 2011 or 2010:

	Fiscal
	2012	2011	2010
United States	36%	35%	36%
United Kingdom	9	10	10

Net Revenues
Revenue growth in local currency was very strong in outsourcing during fiscal 2012. All five of our operating groups experienced double-digit year-over-year outsourcing revenue growth in local currency during fiscal 2012. Consulting revenue growth in local currency moderated significantly during the second half of fiscal 2012 compared to the first half of fiscal 2012. While Health & Public Service experienced strong growth in consulting revenues in local currency during fiscal 2012, year-over-year consulting revenue growth in local currency either moderated or declined for all other operating groups in the second half of fiscal 2012.
The following net revenues commentary discusses local currency net revenue changes for fiscal 2012 compared to fiscal 2011:
Operating Groups

•
Communications, Media & Technology net revenues increased 11% in local currency. Outsourcing revenues reflected significant growth, led by Electronics & High Tech in EMEA, principally due to a significant short-term increase from one contract. We also experienced outsourcing growth in Communications across all geographic regions. Consulting revenues declined slightly, with growth in the first half of fiscal 2012 offset by contraction during the second half of the fiscal year. For fiscal 2012, consulting revenues reflected a decline in Communications in EMEA and Asia Pacific, partially offset by growth in Media & Entertainment in Americas and Electronics & High Tech in Asia Pacific. Some of our clients, primarily in Communications, continued to exercise caution by reducing and/or deferring their investment in consulting, which had a negative impact on our consulting revenues. We expect Communications, Media & Technology net revenues to decline year-over-year in the near term.

•
Financial Services net revenues increased 11% in local currency. Outsourcing revenues reflected very significant growth, driven by all industry groups in Americas, including the impact of an acquisition in Banking. We also experienced outsourcing growth across all industry groups in Asia Pacific and Capital Markets in EMEA. Consulting revenues reflected modest growth, driven by significant growth in Insurance across all geographic regions, including the impact of an acquisition. This growth was partially offset by declines in Banking in EMEA and Americas and Capital Markets in EMEA. The uncertainty in the banking and capital markets industries impacted our consulting revenue growth during fiscal 2012 and we expect this trend to continue in the near term.

•
Health & Public Service net revenues increased 11% in local currency. Consulting revenues reflected strong growth, led by Health across all geographic regions and Public Service in Asia Pacific. Outsourcing revenues reflected strong growth, driven by Health across all geographic regions and Public Service in EMEA and Asia Pacific. Outsourcing revenues during fiscal 2011 reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. The global uncertainty and challenges in the public sector continue to have an impact on demand in our public service business. This impact may increase if U.S. government spending reductions are implemented.

•
Products net revenues increased 13% in local currency. Consulting revenues increased, driven primarily by growth across all industry groups in Americas and most industry groups in Asia Pacific. By industry group, growth was led by Retail and Industrial Equipment. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and most industry groups, led by Life Sciences, Air, Freight & Travel Services and Retail.

•
Resources net revenues increased 10% in local currency. Consulting revenues increased, driven by Energy across all geographic regions and Natural Resources in Asia Pacific and EMEA, partially offset by a decline in Natural Resources in Americas. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions and all industry groups, led by Energy and Natural Resources.

Geographic Regions

•
Americas net revenues increased 13% in local currency, led by the United States and Brazil. In general, revenue growth moderated across Americas in the second half of fiscal 2012 compared to the first half of fiscal 2012.

•
EMEA net revenues increased 8% in local currency, driven by growth in Finland, the United Kingdom, Italy, Germany, the Netherlands and South Africa. In general, revenue growth moderated across EMEA in the second half of fiscal 2012 compared to the first half of fiscal 2012.

•	Asia Pacific net revenues increased 18% in local currency, driven by Australia, Japan, China, Singapore, South Korea and India.
Operating Expenses
Operating expenses for fiscal 2012 were $25,906 million, an increase of $2,024 million, or 8%, over fiscal 2011, and decreased as a percentage of revenues to 87.0% from 87.3% during this period. Operating expenses before reimbursable expenses for fiscal 2012 were $23,991 million, an increase of $1,954 million, or 9%, over fiscal 2011, and decreased as a percentage of net revenues to 86.1% from 86.4% during this period.
Cost of Services
Cost of services for fiscal 2012 was $20,790 million, an increase of $1,824 million, or 10%, over fiscal 2011, and increased as a percentage of revenues to 69.8% from 69.3% during this period. Cost of services before reimbursable expenses for fiscal 2012 was $18,875 million, an increase of $1,754 million, or 10%, over fiscal 2011, and increased as a percentage of net revenues to 67.7% from 67.1% during this period. Gross margin for fiscal 2012 decreased to 32.3% from 32.9% during this period. Gross margin for fiscal 2012 was lower than for fiscal 2011, principally due to higher payroll costs as a percentage of net revenues, including costs associated with investments in offerings and acquisitions, partially offset by higher contract profitability.
Sales and Marketing
Sales and marketing expense for fiscal 2012 was $3,303 million, an increase of $209 million, or 7%, over fiscal 2011, and decreased as a percentage of net revenues to 11.9% from 12.1% during this period. The decrease as a percentage of net revenues was due to growth of business development costs at a rate lower than that of net revenues.
General and Administrative Costs
General and administrative costs for fiscal 2012 were $1,811 million, a decrease of $9 million, or 1%, from fiscal 2011, and decreased as a percentage of net revenues to 6.5% from 7.1% during this period. The decrease as a percentage of net revenues was due to management of these costs at a growth rate lower than that of net revenues. In addition, during fiscal 2011, we recorded a provision for litigation matters for $75 million, or 0.3% of net revenues, which was partially offset by a reduction in the allowance for client receivables and unbilled services.

Operating Income and Operating Margin
Operating income for fiscal 2012 was $3,872 million, an increase of $401 million, or 12%, over fiscal 2011, and increased as a percentage of net revenues to 13.9% from 13.6% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2012		2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease) (1)
	(in millions of U.S. dollars)
Communications, Media & Technology (2)	$845	14%	$728	13%	$118
Financial Services	810	14	898	17	(89)
Health & Public Service	376	9	318	8	58
Products	864	13	680	11	184
Resources	977	19	846	17	130
Total	$3,872	13.9%	$3,470	13.6%	$401
 _______________

(1)	May not total due to rounding.

(2)
On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

During fiscal 2012, the results of each operating group benefited from our management of general and administrative costs at a growth rate lower than that of net revenues. In addition, during fiscal 2011, each operating group recorded a portion of the $75 million provision for litigation matters, partially offset by a reduction in the allowance for client receivables and unbilled services. The commentary below provides additional insight into operating group performance and operating margin for fiscal 2012, compared with fiscal 2011, exclusive of these impacts.

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

•
Health & Public Service operating income increased, primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues, partially offset by the negative impact of delivery inefficiencies on a few contracts. Health & Public Service operating margin was impacted by administrative and compliance costs associated with our U.S. Federal practice, and we expect this trend to continue. Health & Public Service profitability could also be impacted if U.S. government spending reductions are implemented.

•	Products operating income increased, primarily due to revenue growth and improved consulting and outsourcing contract profitability.

•	Resources operating income increased, primarily due to strong revenue growth.
Interest Income
Interest income for fiscal 2012 was $43 million, an increase of $1 million, or 4%, over fiscal 2011. The increase was primarily due to higher cash balances.

Other Income, net
Other income, net for fiscal 2012 was $6 million, a decrease of $11 million from fiscal 2011. The change was driven primarily by lower net foreign exchange gains during fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2012 was 27.6%, compared with 27.3% for fiscal 2011. The effective tax rate in fiscal 2012 included higher expenses for increases in tax reserves and changes in our geographic mix of income, partially offset by higher benefits related to final determinations of prior year tax liabilities.
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
Net income attributable to noncontrolling interests for fiscal 2012 was $271 million, a decrease of $4 million, or 2%, from fiscal 2011. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 9% for fiscal 2012 from 10% for fiscal 2011, partially offset by an increase in Net income of $272 million.
Earnings Per Share
Diluted earnings per share were $3.84 for fiscal 2012, compared with $3.39 for fiscal 2011. The $0.45 increase in our earnings per share was due to increases of $0.40 from higher revenues and operating results and $0.08 from lower weighted average shares outstanding. These increases were partially offset by decreases of $0.02 from a higher effective tax rate and $0.01 from lower non-operating income, compared with fiscal 2011. Diluted earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2012 payment of cash dividends. This restatement resulted in a one cent decrease in diluted earnings per share from $3.40 to $3.39 for fiscal 2011. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Results of Operations for Fiscal 2011 Compared to Fiscal 2010
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2011	2010			2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$5,434	$4,612	18%	14%	22%	21%
Financial Services	5,381	4,446	21	18	21	21
Health & Public Service	3,861	3,581	8	7	15	17
Products	5,931	4,985	19	16	23	23
Resources	4,882	3,911	25	21	19	18
Other	18	15	n/m	n/m	—	—
TOTAL NET REVENUES (2)	25,507	21,551	18%	15%	100%	100%
Reimbursements	1,846	1,544	20
TOTAL REVENUES (2)	$27,353	$23,094	18%
GEOGRAPHIC REGIONS
Americas	$11,271	$9,465	19%	17%	44%	44%
EMEA	10,854	9,583	13	11	43	44
Asia Pacific	3,383	2,502	35	23	13	12
TOTAL NET REVENUES (2)	$25,507	$21,551	18%	15%	100%	100%
TYPE OF WORK
Consulting	$14,924	$12,371	21%	17%	59%	57%
Outsourcing	10,583	9,179	15	13	41	43
TOTAL NET REVENUES (2)	$25,507	$21,551	18%	15%	100%	100%
_______________
n/m = not meaningful

(1)
On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for fiscal 2011 compared to fiscal 2010:
Operating Groups

•
Communications, Media & Technology net revenues increased 14% in local currency. Consulting revenues reflected strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in Asia Pacific. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in EMEA.

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

•
Health & Public Service net revenues increased 7% in local currency. Consulting revenues reflected growth in Americas and Asia Pacific, with significant growth in Health, partially offset by a decline in Public Service in EMEA. The increase in consulting revenues was significantly impacted by a delivery inefficiency on a consulting contract in Public Service in Americas in fiscal 2010, which negatively affected revenues in that period. Outsourcing revenues increased due to growth in Americas, partially offset by a decrease in Public Service in EMEA and Asia Pacific. Outsourcing revenues also reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. In addition, the uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continued to have a significant impact on demand in our public service business. This had a negative impact on our revenues and new contract bookings in our public service business during fiscal 2011.

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
Cost of Services
Cost of services for fiscal 2011 was $18,966 million, an increase of $3,123 million, or 20%, over fiscal 2010, and increased as a percentage of revenues to 69.3% from 68.6% during this period. Cost of services before reimbursable expenses for fiscal 2011 was $17,120 million, an increase of $2,820 million, or 20%, over fiscal 2010, and increased as a percentage of net revenues to 67.1% from 66.4% during this period. Gross margin for fiscal 2011 decreased to 32.9% from 33.6% during this period. Our contract profitability for fiscal 2011 was lower than the same period in fiscal 2010, as we continued our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also included the impact of higher recruiting and training costs from the addition of a large number of new employees to meet demand.
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

Operating Income and Operating Margin
Operating income for fiscal 2011 was $3,470 million, an increase of $556 million, or 19%, over fiscal 2010, and increased as a percentage of net revenues to 13.6% from 13.5% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Fiscal				Increase (1)
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology (2)	$728	13%	$615	13%	$113
Financial Services	898	17	772	17	126
Health & Public Service	318	8	287	8	32
Products	680	11	592	12	88
Resources	846	17	649	17	197
Total	$3,470	13.6%	$2,915	13.5%	$556
 _______________

(1)	May not total due to rounding.

(2)
On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

During fiscal 2011, the results of each operating group benefited from our management of general and administrative costs at a growth rate lower than that of our net revenues, as well as a reduction in the bad debt reserve. In addition, in fiscal 2011 each operating group experienced higher recruiting and training costs from the addition of a large number of new employees to meet demand and recorded a portion of the $75 million provision for litigation matters. The commentary below provides additional insight into operating group performance and operating margin for fiscal 2011, compared with fiscal 2010, exclusive of these impacts.

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
Provision for Income Taxes
The effective tax rate for fiscal 2011 was 27.3%, compared with 29.3% for fiscal 2010. The effective tax rate was lower in fiscal 2011 due to a number of factors that impacted our geographic mix of income, partially offset by a net increase in reserves related to ongoing tax audits.

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
Earnings Per Share
Diluted earnings per share were $3.39 for fiscal 2011, compared with $2.66 for fiscal 2010. The $0.73 increase in our earnings per share was due to increases of $0.42 from higher revenues and operating results in local currency, $0.10 from lower weighted average shares outstanding, $0.09 from a lower effective tax rate, $0.08 from favorable foreign currency exchange rates and $0.04 from higher non-operating income, compared with fiscal 2010. Diluted earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2012 payment of cash dividends. This restatement resulted in a one cent decrease in diluted earnings per share from $3.40 to $3.39 for fiscal 2011. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under various credit facilities. In addition, we could raise additional funds through public or private debt or equity financings. We may use our available or additional funds to, among other things:

•	facilitate purchases, redemptions and exchanges of shares and pay dividends;

•	acquire complementary businesses or technologies;

•	take advantage of opportunities, including more rapid expansion; or

•	develop new services and solutions.
As of August 31, 2012, cash and cash equivalents was $6.6 billion, compared with $5.7 billion as of August 31, 2011.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2012	2011	2010	2012 to 2011 Change (1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$4,257	$3,442	$3,092	$815
Investing activities	(535)	(703)	(274)	168
Financing activities	(2,559)	(2,122)	(2,429)	(437)
Effect of exchange rate changes on cash and cash equivalents	(223)	246	(92)	(469)
Net increase in cash and cash equivalents (1)	$939	$863	$297	$77
_______________

(1)	May not total due to rounding.
Operating activities:    The $815 million increase in cash provided by operating activities was primarily due to higher net income and changes in operating assets and liabilities, including higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities:    The $168 million decrease in cash used was primarily due to decreased spending on business acquisitions. For additional information, see Note 6 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities:    The $437 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

We believe that our available cash balances and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months, including a discretionary contribution to our U.S. defined benefit pension plans that is expected to be funded during the first half of fiscal 2013. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Borrowing Facilities
As of August 31, 2012, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	518	—
Local guaranteed and non-guaranteed lines of credit (3)	125	—
Total	$1,643	$—
_______________

(1)
On October 31, 2011, we replaced our $1.2 billion syndicated loan facility maturing on July 31, 2012 with a $1.0 billion syndicated loan facility maturing on October 31, 2016. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2012, we had no borrowings under the facility. As of August 31, 2011, we had no borrowings under the prior facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2012 and 2011, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2012 and 2011, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $164 million and $178 million of letters of credit outstanding as of August 31, 2012 and 2011, respectively. In addition, we had total outstanding debt of $0.03 million and $4.42 million as of August 31, 2012 and 2011, respectively.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of August 31, 2012, our aggregate available authorization was $4,179 million for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during fiscal 2012 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	30,119,187	$1,724	—	$—
Other share purchase programs	—	—	2,303,720	138
Other purchases (2)	4,196,449	236	—	—
Total	34,315,636	$1,960	2,303,720	$138
 _______________

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During fiscal 2012, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2013. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During fiscal 2012, we issued 4,622,450 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.
Subsequent Development
On September 24, 2012, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.81 per share on our Class A ordinary shares for shareholders of record at the close of business on October 12, 2012. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.81 per share on its Class I common shares for shareholders of record at the close of business on October 9, 2012. Both dividends are payable on November 15, 2012.

Obligations and Commitments
As of August 31, 2012, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,118	443	639	387	649
Retirement obligations (3)	113	12	23	23	55
Purchase obligations and other commitments (4)	213	78	102	33	—
Total	$2,444	$533	$764	$443	$704
 _______________

(1)
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. For additional information, refer to Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(2)
In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2012, the remaining liability for reorganization costs was $269 million, of which $258 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. The reorganization liabilities have been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 3 (Reorganization Costs, net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

Recently Adopted Accounting Pronouncements
In March 2012, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, i.e. an exit price. Additionally, any transfers between Level 1 and Level 2 asset valuation classifications must be disclosed, including the reasons for the transfers. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information related to the three-level hierarchy of fair value measurements, see Note 10 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.
New Accounting Pronouncements
In June 2011, the FASB issued guidance which requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The Company will adopt this guidance in the first quarter of fiscal 2013.
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Euro, U.S. dollar/Australian dollar, U.S. dollar/Singapore dollar, U.S. dollar/Philippine peso, U.S. dollar/Japanese yen, U.S. dollar/Swiss franc and U.S. dollar/Norwegian krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee and Euro/Indian rupee, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by our Global Delivery Network.
For designated cash flow hedges, gains and losses currently recorded in Accumulated Other Comprehensive Loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of Services. As of August 31, 2012, it was anticipated that $28 million of the net losses, net of tax currently recorded in Accumulated Other Comprehensive Loss will be reclassified into Cost of Services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $402 million and $358 million as of August 31, 2012 and 2011, respectively.

Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2012 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
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

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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
(c) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the Proxy Statement for our Annual General Meeting of Shareholders filed with the SEC on December 19, 2011.
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Board and Corporate Governance Matters—Director Biographies,” “Board and Corporate Governance Matters—Board Meetings and Committees,” “Board and Corporate Governance Matters—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2013 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2013 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 will be included in the sections captioned “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” included in the definitive proxy statement relating to the 2013 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2013 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2012, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	22,260,137	(1)	$24.443	—
2010 Share Incentive Plan	20,075,637	(2)	43.597	24,723,631
2001 Employee Share Purchase Plan	—		N/A	—
2010 Employee Share Purchase Plan	—		N/A	28,486,489
Equity compensation plans not approved by shareholders	—		N/A	—
Total	42,335,774			53,210,120
  _______________

(1)	Consists of 5,821,461 stock options with a weighted average exercise price of $24.443 per share and 16,438,676 restricted share units.

(2)	Consists of 15,201 stock options with a weighted average exercise price of $43.597 per share and 20,060,436 restricted share units.
The remaining information called for by Item 12 will be included in the sections captioned “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” included in the definitive proxy statement relating to the 2013 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2013 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be included in the sections captioned “Board and Corporate Governance Matters—Director Independence” and “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” included in the definitive proxy statement relating to the 2013 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2013 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be included in the sections captioned “Independent Auditors’ Fees” included in the definitive proxy statement relating to the 2013 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2013 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2012 and August 31, 2011 and for the three years ended August 31, 2012—Included in Part II of this Form 10-K:
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Shareholders’ Equity and Comprehensive Income Statements
Consolidated Cash Flows Statements
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
None
3.    Exhibit Index:

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
10.1
Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the Accenture Ltd February 28, 2005 10-Q (File No. 001-16565)(the “February 28, 2005 10-Q”))

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
10.12
Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”))

10.13
First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)

10.14*
Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on June 8, 2001)

10.15*	Form of Employment Agreement of executive officers in France (incorporated by reference to Exhibit 10.14 to the Accenture Ltd August 31, 2007 10-K (File No. 001-16565))
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)

10.17
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.18
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.19*
Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Accenture Ltd November 30, 2004 10-Q (File No. 001-16565))

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2012 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2011 10-Q)

10.22*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 28, 2007 10-Q (File No. 001-16565)(the “February 28, 2007 10-Q”))

10.23*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.24*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.25*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2012 10-Q)

10.26*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2011 10-Q)

10.27*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)

10.28*	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.29*	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.30*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2012 10-Q)

10.31*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2011 10-Q)

10.32*	Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture plc 2001 Share Incentive Plan (filed herewith)
10.33*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2012 10-Q)

10.34*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2011 10-Q)

10.35*	Form of Bonus Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.36*	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2012 10-Q)
10.37*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.38*	Accenture LLP Senior Executive Separation Benefits Plan (filed herewith)
10.39*	Letter agreement between Accenture plc, Accenture LLP and Kevin Campbell (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on March 1, 2012)
10.40*	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 28, 2006 10-Q (File No. 001-16565))
10.41*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101
The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2012 and August 31, 2011, (ii) Consolidated Income Statements for the years ended August 31, 2012, 2011 and 2010, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements for the years ended August 31, 2012, 2011 and 2010, (iv) Consolidated Cash Flows Statements for the years ended August 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 30, 2012 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ PIERRE NANTERME
Name: Pierre Nanterme Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, Pamela J. Craig and Julie Spellman Sweet, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 30, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ PIERRE NANTERME	Chief Executive Officer and Director
Pierre Nanterme	(principal executive officer)

/s/ PAMELA J. CRAIG	Chief Financial Officer
Pamela J. Craig	(principal financial officer)

/s/ ANTHONY G. COUGHLAN	Chief Accounting Officer
Anthony G. Coughlan	(principal accounting officer)

/s/ WILLIAM D. GREEN	Chairman of the Board and Director
William D. Green

/s/ DINA DUBLON	Director
Dina Dublon

/s/ CHARLES GIANCARLO	Director
Charles Giancarlo

/s/ NOBUYUKI IDEI	Director
Nobuyuki Idei

/s/ WILLIAM L. KIMSEY	Director
William L. Kimsey

/s/ ROBERT I. LIPP	Director
Robert I. Lipp

/s/ MARJORIE MAGNER	Director
Marjorie Magner

/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie

/s/ SIR MARK MOODY-STUART	Director
Sir Mark Moody-Stuart

/s/ GILLES C. PÉLISSON	Director
Gilles C. Pélisson

/s/ WULF VON SCHIMMELMANN	Director
Wulf von Schimmelmann

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
10.1
Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the Accenture Ltd February 28, 2005 10-Q (File No. 001-16565)(the “February 28, 2005 10-Q”))

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
10.12
Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”))

10.13
First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)

10.14*
Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on June 8, 2001)

10.15*	Form of Employment Agreement of executive officers in France (incorporated by reference to Exhibit 10.14 to the Accenture Ltd August 31, 2007 10-K (File No. 001-16565))
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.17
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.18
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.19*
Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Accenture Ltd November 30, 2004 10-Q (File No. 001-16565))

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2012 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2011 10-Q)

10.22*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 28, 2007 10-Q (File No. 001-16565)(the “February 28, 2007 10-Q”))

10.23*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.24*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.25*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2012 10-Q)

10.26*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2011 10-Q)

10.27*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)

10.28*	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.29*	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.30*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2012 10-Q)

10.31*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2011 10-Q)

10.32*	Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture plc 2001 Share Incentive Plan (filed herewith)
10.33*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2012 10-Q)

10.34*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2011 10-Q)

10.35*	Form of Bonus Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (filed herewith)
10.36*	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2012 10-Q)
10.37*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.38*	Accenture LLP Senior Executive Separation Benefits Plan (filed herewith)
10.39*	Letter agreement between Accenture plc, Accenture LLP and Kevin Campbell (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on March 1, 2012)
10.40*	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 28, 2006 10-Q (File No. 001-16565))
10.41*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101
The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2012 and August 31, 2011, (ii) Consolidated Income Statements for the years ended August 31, 2012, 2011 and 2010, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements for the years ended August 31, 2012, 2011 and 2010, (iv) Consolidated Cash Flows Statements for the years ended August 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements

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
We have audited the accompanying Consolidated Balance Sheets of Accenture plc and its subsidiaries as of August 31, 2012 and 2011, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2012. We also have audited Accenture plc’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture plc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture plc and its subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture plc maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Chicago, Illinois
October 30, 2012

ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2012 and 2011
(In thousands of U.S. dollars, except share and per share amounts

	August 31, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,640,526	$5,701,078
Short-term investments	2,261	4,929
Receivables from clients, net	3,080,877	3,236,059
Unbilled services, net	1,399,834	1,385,733
Deferred income taxes, net	685,732	556,160
Other current assets	778,701	587,224
Total current assets	12,587,931	11,471,183
NON-CURRENT ASSETS:
Unbilled services, net	12,151	49,192
Investments	28,180	40,365
Property and equipment, net	779,494	785,231
Goodwill	1,215,383	1,131,991
Deferred contract costs	537,943	559,794
Deferred income taxes, net	808,765	756,079
Other non-current assets	695,568	937,675
Total non-current assets	4,077,484	4,260,327
TOTAL ASSETS	$16,665,415	$15,731,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$11	$4,419
Accounts payable	903,847	949,250
Deferred revenues	2,275,052	2,219,270
Accrued payroll and related benefits	3,428,838	3,259,252
Accrued consumption taxes	317,622	348,540
Income taxes payable	253,527	238,003
Deferred income taxes, net	21,916	32,647
Other accrued liabilities	908,392	855,208
Total current liabilities	8,109,205	7,906,589
NON-CURRENT LIABILITIES:
Long-term debt	22	—
Deferred revenues relating to contract costs	553,764	553,440
Retirement obligation	1,352,266	995,695
Deferred income taxes, net	105,544	72,257
Income taxes payable	1,597,590	1,619,076
Other non-current liabilities	322,596	233,581
Total non-current liabilities	3,931,782	3,474,049
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2012 and August 31, 2011	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 745,749,177 and 727,795,770 shares issued as of August 31, 2012 and August 31, 2011, respectively	16	16
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 43,371,864 and 49,365,379 shares issued and outstanding as of August 31, 2012 and August 31, 2011, respectively	1	1
Restricted share units	863,714	784,277
Additional paid-in capital	1,341,576	525,037
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2012 and August 31, 2011; Class A ordinary, 112,370,409 and 86,361,763 shares as of August 31, 2012 and August 31, 2011, respectively	(5,285,625)	(3,577,574)
Retained earnings	7,904,242	6,281,517
Accumulated other comprehensive loss	(678,148)	(134,380)
Total Accenture plc shareholders’ equity	4,145,833	3,878,951
Noncontrolling interests	478,595	471,921
Total shareholders’ equity	4,624,428	4,350,872
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,665,415	$15,731,510
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2012, 2011 and 2010
(In thousands of U.S. dollars, except share and per share amounts)

	2012	2011	2010
REVENUES:
Revenues before reimbursements (“Net revenues”)	$27,862,330	$25,507,036	$21,550,568
Reimbursements	1,915,655	1,845,878	1,543,510
Revenues	29,777,985	27,352,914	23,094,078
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	18,874,629	17,120,317	14,299,821
Reimbursable expenses	1,915,655	1,845,878	1,543,510
Cost of services	20,790,284	18,966,195	15,843,331
Sales and marketing	3,303,478	3,094,465	2,658,058
General and administrative costs	1,810,984	1,820,277	1,668,306
Reorganization costs, net	1,691	1,520	9,538
Total operating expenses	25,906,437	23,882,457	20,179,233
OPERATING INCOME	3,871,548	3,470,457	2,914,845
Loss on investments, net	(858)	(1,086)	(6)
Interest income	42,550	41,083	29,931
Interest expense	(15,061)	(15,000)	(14,677)
Other income (expense), net	5,995	16,568	(15,724)
INCOME BEFORE INCOME TAXES	3,904,174	3,512,022	2,914,369
Provision for income taxes	1,079,241	958,782	853,910
NET INCOME	2,824,933	2,553,240	2,060,459
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(237,520)	(243,575)	(257,636)
Net income attributable to noncontrolling interests – other	(33,903)	(31,988)	(22,167)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,553,510	$2,277,677	$1,780,656
Weighted average Class A ordinary shares:
Basic	643,132,601	645,631,170	637,170,234
Diluted	726,416,452	742,823,519	767,013,385
Earnings per Class A ordinary share:
Basic	$3.97	$3.53	$2.79
Diluted	$3.84	$3.39	$2.66
Cash dividends per share	$1.35	$0.90	$1.125
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS For the Years Ended August 31, 2012, 2011 and 2010 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Income (Loss)	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2009	$—	—	$15	677,020	$2	89,919	$870,699	$—	$(1,755,446)	(54,064)	$3,947,129	$(227,178)	$2,835,221	$550,985	$3,386,206
Comprehensive income:
Net income											1,780,656		1,780,656	279,803	$2,060,459
Other comprehensive loss:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments												14,915	14,915	1,932	16,847
Unrealized losses on marketable securities, net of reclassification adjustments												(523)	(523)	(68)	(591)
Foreign currency translation adjustments, net of tax												4,261	4,261	72	4,333
Defined benefit plans, net of tax												(177,767)	(177,767)	(23,032)	(200,799)
Other comprehensive loss												(159,114)		(21,096)
Comprehensive income													1,621,542		1,880,249
Income tax benefit on share-based compensation plans								65,946					65,946		65,946
Issuances and purchases of Ordinary shares	57	40							(57)	(40)			—		—
Purchases of Class A ordinary shares								118,823	(1,125,434)	(28,607)			(1,006,611)	(118,827)	(1,125,438)
Share-based compensation expense							395,899	29,923					425,822		425,822
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares					(1)	(24,934)		(500,319)			(325,523)		(825,843)	(119,594)	(945,437)
Issuances of Class A ordinary shares:
Employee share programs			1	15,818			(344,523)	384,209	356,800	10,895			396,487	40,538	437,025
Upon redemption of Accenture SCA Class I common shares				3,977									—		—
Dividends							51,814				(762,107)		(710,293)	(113,855)	(824,148)
Other, net								39,301			(5,826)		33,475	(58,977)	(25,502)
Balance as of August 31, 2010	$57	40	$16	696,815	$1	64,985	$973,889	$137,883	$(2,524,137)	(71,816)	$4,634,329	$(386,292)	$2,835,746	$438,977	$3,274,723

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS — (Continued) For the Years Ended August 31, 2012, 2011 and 2010 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Income (Loss)	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Comprehensive income:
Net income											2,277,677		2,277,677	275,563	2,553,240
Other comprehensive income:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments												28,014	28,014	2,737	30,751
Unrealized losses on marketable securities, net of reclassification adjustments												(215)	(215)	(21)	(236)
Foreign currency translation adjustments, net of tax												192,408	192,408	25,965	218,373
Defined benefit plans, net of tax												31,705	31,705	3,097	34,802
Other comprehensive income												251,912		31,778
Comprehensive income													2,529,589		2,836,930
Income tax benefit on share-based compensation plans								93,772					93,772		93,772
Purchases of Class A ordinary shares								137,599	(1,599,734)	(31,013)			(1,462,135)	(137,599)	(1,599,734)
Share-based compensation expense							415,918	34,219					450,137		450,137
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(15,620)		(515,690)					(515,690)	(56,453)	(572,143)
Issuances of Class A ordinary shares:
Employee share programs				24,144			(638,085)	616,086	546,297	16,427			524,298	33,068	557,366
Upon redemption of Accenture SCA Class I common shares				6,837									—		—
Dividends							32,555				(610,751)		(578,196)	(65,446)	(643,642)
Other, net								21,168			(19,738)		1,430	(47,967)	(46,537)
Balance as of August 31, 2011	$57	40	$16	727,796	$1	49,365	$784,277	$525,037	$(3,577,574)	(86,402)	$6,281,517	$(134,380)	$3,878,951	$471,921	$4,350,872

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS — (Continued) For the Years Ended August 31, 2012, 2011 and 2010 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Income (Loss)	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Comprehensive income:
Net income											2,553,510		2,553,510	271,423	2,824,933
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments												(51,756)	(51,756)	(4,556)	(56,312)
Unrealized gains on marketable securities, net of reclassification adjustments												990	990	87	1,077
Foreign currency translation adjustments, net of tax												(303,780)	(303,780)	(27,479)	(331,259)
Defined benefit plans, net of tax												(189,222)	(189,222)	(16,655)	(205,877)
Other comprehensive loss												(543,768)		(48,603)
Comprehensive income													2,009,742		2,232,562
Income tax benefit on share-based compensation plans								113,620					113,620		113,620
Purchases of Class A ordinary shares								146,689	(1,960,396)	(34,316)			(1,813,707)	(146,689)	(1,960,396)
Share-based compensation expense							497,531	40,555					538,086		538,086
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(5,993)		(126,354)					(126,354)	(12,091)	(138,445)
Issuances of Class A ordinary shares:
Employee share programs				13,331			(465,672)	653,442	252,345	8,308			440,115	14,272	454,387
Upon redemption of Accenture SCA Class I common shares				4,622									—		—
Dividends							47,578				(915,929)		(868,351)	(82,506)	(950,857)
Other, net								(11,413)			(14,856)		(26,269)	10,868	(15,401)
Balance as of August 31, 2012	$57	40	$16	745,749	$1	43,372	$863,714	$1,341,576	$(5,285,625)	(112,410)	$7,904,242	$(678,148)	$4,145,833	$478,595	$4,624,428

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2012, 2011 and 2010
(In thousands of U.S. dollars)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,824,933	$2,553,240	$2,060,459
Adjustments to reconcile Net income to Net cash provided by operating activities—
Depreciation, amortization and asset impairments	593,545	513,256	474,688
Reorganization costs, net	1,691	1,520	9,538
Share-based compensation expense	538,086	450,137	425,822
Deferred income taxes, net	(176,078)	(196,395)	58,729
Other, net	(94,332)	81,127	35,604
Change in assets and liabilities, net of acquisitions—
Receivables from clients, net	15,822	(486,128)	(355,193)
Unbilled services, current and non-current	(144,281)	(134,353)	(22,040)
Other current and non-current assets	(126,296)	(466,913)	(251,058)
Accounts payable	(68,082)	63,005	125,126
Deferred revenues, current and non-current	229,724	294,512	93,024
Accrued payroll and related benefits	420,049	442,107	359,471
Income taxes payable, current and non-current	73,029	186,937	189,323
Other current and non-current liabilities	169,042	139,687	(111,873)
Net cash provided by operating activities	4,256,852	3,441,739	3,091,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	12,549	10,932	15,261
Purchases of available-for-sale investments	(7,554)	(11,173)	(13,528)
Proceeds from sales of property and equipment	5,977	6,755	3,792
Purchases of property and equipment	(371,974)	(403,714)	(238,215)
Purchases of businesses and investments, net of cash acquired	(174,383)	(306,187)	(41,075)
Net cash used in investing activities	(535,385)	(703,387)	(273,765)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	454,387	557,366	437,025
Purchases of shares	(2,098,841)	(2,171,877)	(2,070,875)
(Repayments of) proceeds from long-term debt, net	(6,399)	(1,539)	682
Proceeds from (repayments of) short-term borrowings, net	131	(69)	5
Cash dividends paid	(950,857)	(643,642)	(824,148)
Excess tax benefits from share-based payment arrangements	78,357	171,314	67,323
Other, net	(35,633)	(33,057)	(39,038)
Net cash used in financing activities	(2,558,855)	(2,121,504)	(2,429,026)
Effect of exchange rate changes on cash and cash equivalents	(223,164)	245,938	(92,199)
NET INCREASE IN CASH AND CASH EQUIVALENTS	939,448	862,786	296,630
CASH AND CASH EQUIVALENTS, beginning of period	5,701,078	4,838,292	4,541,662
CASH AND CASH EQUIVALENTS, end of period	$6,640,526	$5,701,078	$4,838,292
Supplemental cash flow information
Interest paid	$15,133	$14,884	$14,733
Income taxes paid	$1,033,704	$824,434	$608,035
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Accenture plc is one of the world’s leading organizations providing management consulting, technology and outsourcing services and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, Accenture plc seeks to deliver competitively priced, high-value services that help clients measurably improve business performance. Accenture plc’s global delivery model enables it to provide an end-to-end delivery capability by drawing on its global resources to deliver high-quality, cost-effective solutions to clients.
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
The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than the Company are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interest percentages were 8% and 9% as of August 31, 2012 and 2011, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.
All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2012” means the 12-month period that ended on August 31, 2012. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.
Reincorporation in Ireland
On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of the Company’s parent holding company from Bermuda to Ireland (the “Transaction”). The Transaction was completed on September 1, 2009, at which time Accenture Ltd, our predecessor holding company, became a wholly owned subsidiary of Accenture plc and Accenture plc became the Company’s parent holding company. Accenture Ltd was dissolved on December 29, 2009.
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

Reclassifications
Certain amounts, in the Notes to Consolidated Financial Statements, reported in previous years have been reclassified to conform to the fiscal 2012 presentation.
Revenue Recognition
Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Contracts for technology integration consulting services generally span six months to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.
Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.
Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, the Company hires client employees and becomes responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services, in which case revenues are recognized when the services are performed and amounts are earned. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, the Company’s effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $538,638 and $547,308 as of August 31, 2012 and 2011, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $551,364 and $553,232 as of August 31, 2012 and 2011, respectively, and are included in non-current Deferred revenues relating to contract costs. Contract acquisition and origination costs are expensed as incurred.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including money market funds of $1,265,000 and $1,150,000 as of August 31, 2012 and 2011, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2012 and 2011, total allowances recorded for client receivables and unbilled services were $64,874 and $73,296, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
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
Investments
All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Quoted market prices are used to determine the fair values of common equity and debt

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the First In, First Out method and are included in Loss on investments, net. The Company does not hold these investments for speculative or trading purposes.
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

Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2012	2011	2010
Training costs	$857,574	$810,387	$591,229
Research and development costs	559,611	481,970	376,985
Advertising costs	81,640	81,420	81,218
(Release of) provision for doubtful accounts (1)	(204)	(24,361)	3,345
_______________

(1)	For additional information, see “—Client Receivables, Unbilled Services and Allowances.”
Recently Adopted Accounting Pronouncements
In March 2012, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions, i.e. an exit price. Additionally, any transfers between Level 1 and Level 2 asset valuation classifications must be disclosed, including the reasons for the transfers. The adoption of this guidance did not have a material impact on its Consolidated Financial Statements. For additional information related to the three-level hierarchy of fair value measurements, see Note 10 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2.    EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Fiscal
	2012	2011	2010
Basic Earnings per share
Net income attributable to Accenture plc	$2,553,510	$2,277,677	$1,780,656
Basic weighted average Class A ordinary shares	643,132,601	645,631,170	637,170,234
Basic earnings per share	$3.97	$3.53	$2.79
Diluted Earnings per share
Net income attributable to Accenture plc	$2,553,510	$2,277,677	$1,780,656
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	237,520	243,575	257,636
Net income for diluted earnings per share calculation	$2,791,030	$2,521,252	$2,038,292
Basic weighted average Class A ordinary shares	643,132,601	645,631,170	637,170,234
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	59,833,742	69,326,725	92,279,826
Diluted effect of employee compensation related to Class A ordinary shares (2)	23,322,514	27,735,094	37,259,740
Diluted effect of share purchase plans related to Class A ordinary shares	127,595	130,530	303,585
Diluted weighted average Class A ordinary shares	726,416,452	742,823,519	767,013,385
Diluted earnings per share (2)	$3.84	$3.39	$2.66
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

(2)
Fiscal 2011 and 2010 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2012 payment of cash dividends. This restatement resulted in a one cent decrease in diluted earnings per share from $3.40 to $3.39 for fiscal 2011.

For fiscal 2012 and 2011, there were no options excluded from the calculation of diluted earnings per share because their exercise price would render them anti-dilutive. For fiscal 2010, 110,294 options were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

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
The Company’s reorganization activity was as follows:

	Fiscal
	2012	2011	2010
Reorganization liability, beginning of period	$307,286	$271,907	$296,104
Final determinations(1)	—	—	(1,999)
Interest expense accrued	1,691	1,520	11,537
Payments	—	(3,873)	—
Foreign currency translation adjustments	(40,171)	37,732	(33,735)
Reorganization liability, end of period	$268,806	$307,286	$271,907
_______________

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
As of August 31, 2012, reorganization liabilities of $257,589 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $11,217 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of August 31, 2012, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

4.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss were as follows:

	August 31,
	2012	2011
Net unrealized (losses) gains on cash flow hedges, net of tax of $(12,348) and $19,960, respectively	$(19,402)	$32,354
Net unrealized gains (losses) on marketable securities	6	(984)
Foreign currency translation adjustments, net of tax of $7,027 and $10,228, respectively	(156,010)	147,770
Defined benefit plans, net of tax of $(304,450) and $(182,427), respectively	(502,742)	(313,520)
Accumulated other comprehensive loss	$(678,148)	$(134,380)
5.    PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31,
	2012	2011
Buildings and land	$3,296	$3,807
Computers, related equipment and software	1,356,950	1,440,514
Furniture and fixtures	313,370	322,888
Leasehold improvements	654,134	657,987
Property and equipment, gross	2,327,750	2,425,196
Total accumulated depreciation	(1,548,256)	(1,639,965)
Property and equipment, net	$779,494	$785,231

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.    BUSINESS COMBINATIONS AND GOODWILL
During fiscal 2012, the Company acquired the net assets of a provider of residential and commercial mortgage processing services. In addition, the Company completed four individually immaterial acquisitions. The total consideration for all acquisitions was $174,383. In connection with these acquisitions, the Company recorded goodwill of $123,817, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to recent acquisitions. The Company also recorded $57,732 in intangible assets, primarily related to customer relationships. The intangible assets are being amortized over three to seven years. The pro forma effects on the Company’s operations were not material.
During fiscal 2011, the Company acquired the net assets of a provider of software solutions for the property and casualty insurance industry. In addition, the Company completed four individually immaterial acquisitions. The total consideration for all acquisitions was $306,187. In connection with these acquisitions, the Company recorded goodwill of $254,975, which was allocated among the reportable operating segments. The Company also recorded $81,735 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of less than one to fifteen years. The pro forma effects on the Company’s operations were not material.
During fiscal 2010, the Company completed several individually immaterial acquisitions.
Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2012 and 2011.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2010	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2011	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2012
Communications, Media & Technology (1)	$151,514	$11,638	$10,715	$173,867	$2,298	$(7,752)	$168,413
Financial Services	141,232	159,757	3,731	304,720	112,733	(9,497)	407,956
Health & Public Service	280,546	3,219	2,393	286,158	1,322	(2,147)	285,333
Products	193,356	71,185	14,388	278,929	5,241	(13,992)	270,178
Resources	74,586	9,195	4,536	88,317	3,147	(7,961)	83,503
Total	$841,234	$254,994	$35,763	$1,131,991	$124,741	$(41,349)	$1,215,383
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
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $61,486 as of August 31, 2012.
The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2012 was $94,076.
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
Cash Flow Hedges
Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2012 and 2011, the Company held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statement and for fiscal 2012, 2011 and 2010, was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2012, 2011 and 2010.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Fiscal
	2012	2011
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$32,354	$4,340
Change in fair value, net of tax of $(54,868) and $27,837, respectively	(91,664)	44,229
Reclassification adjustments into Cost of services, net of tax of $19,716 and $(8,276), respectively	35,352	(13,478)
Portion attributable to Noncontrolling interests, net of tax of $2,843 and $(1,741), respectively	4,556	(2,737)
Net unrealized (losses) gains on cash flow hedges, net of tax, end of period	$(19,402)	$32,354
As of August 31, 2012, $(28,346) of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.
Other Derivatives
The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net loss of $(153,913) and a net gain of $112,118 for fiscal 2012 and 2011, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31,
	2012	2011
Assets
Cash Flow Hedges
Other current assets	$15,392	$21,714
Other non-current assets	36,106	43,666
Other Derivatives
Other current assets	9,988	13,863
Total assets	$61,486	$79,243
Liabilities
Cash Flow Hedges
Other accrued liabilities	$59,458	$4,649
Other non-current liabilities	23,471	698
Other Derivatives
Other accrued liabilities	11,147	15,223
Total liabilities	$94,076	$20,570
Total fair value	$(32,590)	$58,673
Total notional value	$4,853,191	$4,127,456

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.    BORROWINGS AND INDEBTEDNESS
As of August 31, 2012, the Company had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	518,495	—
Local guaranteed and non-guaranteed lines of credit (3)	124,953	—
Total	$1,643,448	$—
_______________

(1)
On October 31, 2011, the Company replaced its $1,200,000 syndicated loan facility maturing on July 31, 2012 with a $1,000,000 syndicated loan facility maturing on October 31, 2016. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires the Company to: (1) limit liens placed on its assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of its consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2012, the Company had no borrowings under the facility. As of August 31, 2011, the Company had no borrowings under the prior facility.

(2)
The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2012 and 2011, the Company had no borrowings under these facilities.

(3)
The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2012 and 2011, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $164,121 and $177,906 of letters of credit outstanding as of August 31, 2012 and 2011, respectively. In addition, the Company also had total outstanding debt of $33 and $4,419 as of August 31, 2012 and 2011, respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.    INCOME TAXES

	Fiscal
	2012	2011	2010
Current taxes:
U.S. federal(1)	$118,498	$334,400	$302,500
U.S. state and local(1)	16,754	46,878	42,562
Non-U.S.	887,008	747,762	437,150
Total current tax expense	1,022,260	1,129,040	782,212
Deferred taxes:
U.S. federal(1)	161,093	(8,229)	(56,848)
U.S. state and local(1)	27,362	(1,140)	(8,123)
Non-U.S.	(131,474)	(160,889)	136,669
Total deferred tax expense (benefit)	56,981	(170,258)	71,698
Total	$1,079,241	$958,782	$853,910
_______________

(1)
The fiscal 2012 U.S. federal and U.S. state and local current and deferred tax expense reflects the payment of a discretionary contribution of $500,000 to the Company’s U.S. defined benefit pension plans that is expected to be funded during the first half of fiscal 2013.

Deferred income tax (benefit) expense recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets related to the defined benefit plans liability before noncontrolling interests was $(132,764) and $21,171 in fiscal 2012 and 2011, respectively, and related to the cash flow hedges before noncontrolling interests was $(35,152) and $19,561 in fiscal 2012 and 2011, respectively.
The components of Income before income taxes were as follows:

	Fiscal
	2012	2011	2010
U.S. sources	$748,177	$719,315	$526,721
Non-U.S. sources	3,155,997	2,792,707	2,387,648
Total	$3,904,174	$3,512,022	$2,914,369

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.0	0.9	0.9
Non-U.S. operations taxed at lower rates	(13.7)	(14.6)	(10.1)
Final determinations(1)	(8.6)	(0.6)	(1.1)
Other net activity in unrecognized tax benefits	9.4	4.8	2.5
Other, net	4.5	1.8	2.1
Effective income tax rate	27.6%	27.3%	29.3%
_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2012	2011
Deferred tax assets:
Pensions	$165,216	$229,963
Revenue recognition	89,420	96,930
Compensation and benefits	440,768	379,597
Share-based compensation	239,326	232,508
Tax credit carryforwards	137,904	165,451
Net operating loss carryforwards	176,649	181,892
Depreciation and amortization	55,182	47,671
Deferred amortization deductions	244,103	121,529
Indirect effects of unrecognized tax benefits	316,776	254,101
Other	105,790	54,106
	1,971,134	1,763,748
Valuation allowance	(221,015)	(246,667)
Total deferred tax assets	1,750,119	1,517,081
Deferred tax liabilities:
Revenue recognition	(56,429)	(29,689)
Depreciation and amortization	(96,833)	(75,230)
Investments in subsidiaries	(174,943)	(161,474)
Other	(54,877)	(43,353)
Total deferred tax liabilities	(383,082)	(309,746)
Net deferred tax assets	$1,367,037	$1,207,335

The Company recorded valuation allowances of $221,015 and $246,667 as of August 31, 2012 and 2011, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2012, the Company recorded a net decrease of $25,652 in the valuation allowance, primarily due to foreign currency translation.
The Company had net operating loss carryforwards as of August 31, 2012 of $652,062. Of this amount, $74,624 expires between 2013 and 2018, $57,989 expires between 2019 and 2031, and $519,449 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2012 of $137,904, of which $27,460 will expire between 2013 and 2018, $40,743 will expire between 2019 and 2022, and $69,701 has an indefinite carryforward period.
As of August 31, 2012, the Company had $1,604,745 of unrecognized tax benefits, of which $813,721, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2011, the Company had $1,645,831 of unrecognized tax benefits, of which $805,186, if recognized, would favorably affect the Company’s effective tax rate. The differences of $791,024 and $840,645, respectively, represent items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2012	2011
Balance, at beginning of period	$1,645,831	$1,254,468
Additions for tax positions related to the current year	271,305	316,550
Additions for tax positions related to prior years	328,210	132,407
Reductions for tax positions related to prior years	(458,767)	(77,072)
Statute of limitations expirations	(26,766)	(8,056)
Settlements with tax authorities	(112,520)	(7,000)
Cumulative translation adjustments	(42,548)	34,534
Balance, at end of period	$1,604,745	$1,645,831
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2012, 2011 and 2010, the Company recognized (benefit) expense of $(98,765), $59,950 and $36,542 in interest and penalties, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $171,556 ($125,993, net of tax benefits) and $285,458 ($198,646, net of tax benefits) on the Company’s Consolidated Balance Sheet as of August 31, 2012 and 2011, respectively.
The Company is currently under audit by the U.S. Internal Revenue Service for fiscal 2006 to 2008. The audit by the U.S. Internal Revenue Service for fiscal 2003 to 2005 closed during fiscal 2012. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2004. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $637,000 or increase by approximately $208,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.
As of August 31, 2012, the Company had not recognized a deferred tax liability on $2,116,263 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.
Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2013 and 2016. Some of the holidays are renewable at reduced levels, with renewal periods through 2026. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $84,000, $72,000 and $71,000 in fiscal 2012, 2011 and 2010, respectively.

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
Assumptions
The Company uses an August 31 measurement date for its U.S. and non-U.S. defined benefit pension plans. The weighted-average assumptions used to determine the fiscal year-end defined benefit pension obligations were as follows:

	August 31,
	2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.00%	4.23%	5.25%	4.99%
Rate of increase in future compensation	4.00%	3.81%	4.00%	4.03%

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
Pension Expense
Pension expense for fiscal 2012, 2011 and 2010 was $102,555, $110,332 and $76,425 respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the defined benefit pension obligations, plan assets and funded status of material defined benefit pension plans for fiscal 2012 and 2011 were as follows:

	August 31,
	2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$1,433,884	$1,046,251	$1,376,546	$904,322
Service cost	11,437	53,086	12,602	50,817
Interest cost	74,403	47,800	71,433	43,976
Participant contributions	—	7,058	—	7,143
Acquisitions/divestitures/transfers	—	7,211	—	2,616
Curtailments	—	—	—	(201)
Settlements	—	—	—	(11,793)
Actuarial loss (gain)	395,636	94,896	4,642	(20,545)
Benefits paid	(33,816)	(30,710)	(31,339)	(23,563)
Exchange rate impact	—	(79,628)	—	93,480
Benefit obligation, end of year	$1,881,544	$1,145,964	$1,433,884	$1,046,251
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$1,006,507	$779,754	$930,126	$678,773
Actual return on plan assets	202,018	67,724	96,677	19,986
Acquisitions/divestitures/transfers	—	6,935	—	2,622
Employer contributions	11,252	55,052	11,043	38,286
Participant contributions	—	7,058	—	7,143
Settlements	—	—	—	(11,278)
Benefits paid	(33,816)	(30,710)	(31,339)	(23,563)
Exchange rate impact	—	(39,319)	—	67,785
Fair value of plan assets, end of year	$1,185,961	$846,494	$1,006,507	$779,754
Funded status, end of year	$(695,583)	$(299,470)	$(427,377)	$(266,497)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$—	$30,365	$—	$17,750
Current liabilities	(11,709)	(8,953)	(11,445)	(6,500)
Non-current liabilities	(683,874)	(320,881)	(415,932)	(277,747)
Accumulated other comprehensive loss, pre-tax	607,014	188,327	360,133	142,415
Net amount recognized at end of year	$(88,569)	$(111,142)	$(67,244)	$(124,082)

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net actuarial loss and prior service cost (credit) recognized in Accumulated other comprehensive loss as of August 31, 2012 was as follows:

	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$607,011	$203,608
Prior service cost (credit)	3	(15,281)
Total	$607,014	$188,327
The estimated amounts that will be amortized from Accumulated other comprehensive loss as of August 31, 2012 into net periodic pension expense during fiscal 2013 are as follows:

	U.S. Plans	Non-U.S. Plans
Actuarial loss	$42,694	$11,384
Prior service cost (credit)	3	(2,669)
Total	$42,697	$8,715
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for material defined benefit pension plans as of August 31, 2012 and 2011 was as follows:

	August 31,
	2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,867,820	$1,046,280	$1,421,917	$944,287
The following information is provided for material defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets as of August 31, 2012 and 2011:

	August 31,
	2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,881,544	$672,195	$1,433,884	$879,298
Fair value of plan assets	1,185,961	342,361	1,006,507	595,051

	August 31,
	2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,867,820	$436,499	$1,421,917	$656,196
Fair value of plan assets	1,185,961	178,600	1,006,507	443,412
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

Plan Assets
The Company’s target allocation for fiscal 2013 and weighted-average plan assets allocations as of August 31, 2012 and 2011 by asset category, for material defined benefit pension plans were as follows:

	2013 Target Allocation		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	25%	35-40%	55%	40%	59%	34%
Debt securities	75	45-50	44	44	40	47
Cash and short-term investments	—	0-5	1	2	1	5
Insurance contracts	—	10-15	—	11	—	11
Other	—	0-5	—	3	—	3
Total	100%	100%	100%	100%	100%	100%

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The fair values of the material U.S. and non-U.S. defined benefit pension plans assets as of August 31, 2012 are as follows:

U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$418,421	$—	$418,421
Non-U.S. equity securities	—	228,799	—	228,799
Fixed Income
U.S. government, state and local debt securities	—	292,965	—	292,965
Non-U.S. government debt securities	—	5,870	—	5,870
U.S. corporate debt securities	—	85,664	—	85,664
Non-U.S. corporate debt securities	—	12,056	—	12,056
Mutual fund debt securities	132,188	—	—	132,188
Cash and short-term investments	—	10,807	—	10,807
Other	—	(809)	—	(809)
Total	$132,188	$1,053,773	$—	$1,185,961
Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$10,306	42,381	$—	$52,687
Non-U.S. equity securities	131,594	111,320	—	242,914
Mutual fund equity securities	—	46,283	—	46,283
Fixed Income
Non-U.S. government debt securities	—	244,446	—	244,446
Non-U.S. corporate debt securities	—	70,826	—	70,826
Mutual fund debt securities	—	53,822	—	53,822
Cash and short-term investments	9,688	9,502	—	19,190
Insurance contracts	—	88,680	—	88,680
Other	—	27,646	—	27,646
Total	$151,588	$694,906	$—	$846,494
There were no transfers between Levels 1 and 2 during fiscal 2012.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $572,385 in fiscal 2013 related to contributions to its U.S. and non-U.S. defined benefit pension plans, cash funding for its retiree medical plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The above estimate includes the payment of a discretionary contribution of $500,000 to the Company’s U.S. defined benefit pension plans that is expected to be funded during the first half of fiscal 2013. The Company has not determined whether it will make additional voluntary contributions for any of its other defined benefit pension plans.

Estimated Future Benefit Payments
Benefit payments for material defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2013	$34,744	$35,907
2014	36,959	36,890
2015	39,365	41,141
2016	42,106	46,182
2017	45,228	51,634
2018-2022	285,031	277,433
Defined Contribution Plans
In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Defined contribution plans in countries other than the United States and the United Kingdom are individually immaterial. Total expenses recorded for the United States and the United Kingdom defined contribution plans were $255,606, $235,439 and $223,793 in fiscal 2012, 2011 and 2010, respectively.
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
The 2010 SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 50,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the 2010 SIP. As of August 31, 2012, there were 24,723,631 shares available for future grants under the 2010 SIP. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the 2010 SIP. The Company issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the 2010 SIP.

A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2012	2011	2010
Total share-based compensation expense included in Net income	$538,086	$450,137	$425,822
Income tax benefit related to share-based compensation included in Net income	167,109	138,984	133,796

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Share Units
Under the 2010 SIP and previously under the 2001 SIP, participants may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is determined on the grant date based on the Company’s stock price. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from 2 to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2012 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2011	35,724,040	$39.37
Granted (1)	12,621,036	53.98
Vested (2)	(12,077,818)	40.41
Forfeited	(1,812,943)	40.80
Nonvested balance as of August 31, 2012	34,454,315	$44.27
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2012, 2011 and 2010 was $53.98, $47.87 and $40.32, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2012, 2011 and 2010 was $488,085, $592,482 and $361,291, respectively.
As of August 31, 2012, there was $543,326 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years. As of August 31, 2012, there were 2,044,797 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Stock Options
Stock options are granted to senior executives and other employees under the 2010 SIP and previously under the 2001 SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture plc Class A ordinary shares on the date the option is granted. Options granted under the 2010 SIP and previously under the 2001 SIP are subject to cliff or graded vesting, generally ranging from 2 to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. The fair value of each options grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Stock option activity for fiscal 2012 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2011	8,095,463	$23.96	3.1	$242,116
Granted	—	—
Exercised	(2,218,602)	22.56
Forfeited	(40,199)	24.42
Options outstanding as of August 31, 2012	5,836,662	$24.49	2.3	$216,291
Options exercisable as of August 31, 2012	5,715,100	$24.32	2.2	$212,750
Options exercisable as of August 31, 2011	7,902,845	23.79	3.0	237,690
Options exercisable as of August 31, 2010	20,386,549	19.42	2.5	351,374

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other information pertaining to option activity is as follows:

	Fiscal
	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$—	$13.73	$11.65
Total fair value of stock options vested	726	3,757	3,928
Total intrinsic value of stock options exercised	83,470	450,956	177,721
Cash received from the exercise of stock options was $50,049 and the income tax benefit realized from the exercise of stock options was $20,428 for fiscal 2012. As of August 31, 2012, there was $179 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.9 years.
Employee Share Purchase Plans
2010 ESPP
The 2010 Employee Share Purchase Plan (the “2010 ESPP”) is a nonqualified plan that provides eligible employees of the Company with an opportunity to purchase Accenture plc Class A ordinary shares through payroll deductions. Under the 2010 ESPP, eligible employees may purchase Accenture plc Class A ordinary shares through the Employee Share Purchase Plan (the “ESPP”) or the Voluntary Equity Investment Program (the “VEIP”). Under the ESPP, eligible employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to $7.5 per offering period) to purchase Accenture plc Class A ordinary shares at a discount. Under the VEIP, eligible senior executives may elect to contribute up to 30% of their total compensation towards the monthly purchase of Accenture plc Class A ordinary shares at fair market value. At the end of the VEIP program year, senior executive participants, who did not withdraw from the program, will be granted restricted share units equal to 50% of the number of shares purchased during that year.
A maximum of 45,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2012, the Company had issued 16,513,511 Accenture plc Class A ordinary shares under the 2010 ESPP. The Company issued 7,406,727, 7,382,949 and 1,723,835 shares to employees in fiscal 2012, 2011 and 2010, respectively, under the 2010 ESPP.
2001 ESPP
Prior to the 2010 ESPP, participants purchased Accenture Class A ordinary shares through the 2001 Employee Share Purchase Plan (the “2001 ESPP”). Any share capacity remaining under the 2001 ESPP was cancelled and not incorporated into the 2010 ESPP share reserve. Under the 2001 ESPP, the Company issued 4,597,562 shares to employees in fiscal 2010.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

13.    MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for the Company’s publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees. As of August 31, 2012, the Company’s aggregate available authorization was $4,178,842 for its publicly announced open-market share purchase and these other share purchase programs.
The Company’s share purchase activity during fiscal 2012 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in thousands of U.S. dollars, except share amounts)
Open-market share purchases (1)	30,119,187	$1,724,345	—	$—
Other share purchase programs	—	—	2,303,720	138,445
Other purchases (2)	4,196,449	236,051	—	—
Total	34,315,636	$1,960,396	2,303,720	$138,445
 _______________

(1)
The Company conducts a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to the Company’s employees.

(2)
During fiscal 2012, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect the Company’s aggregate available authorization for the Company’s publicly announced open-market share purchase and the other share purchase programs.

Other Share Redemptions
During fiscal 2012, the Company issued 4,622,450 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”). The registration statement allows the Company, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

Dividends
The Company’s dividend activity during fiscal 2012 was as follows:

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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Subsequent Event
On September 24, 2012, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.81 per share on its Class A ordinary shares for shareholders of record at the close of business on October 12, 2012. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.81 per share on its Class I common shares for shareholders of record at the close of business on October 9, 2012. Both dividends are payable on November 15, 2012. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
14.    LEASE COMMITMENTS
The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes and sublease income from third parties, during fiscal 2012, 2011 and 2010 was as follows:

	Fiscal
	2012	2011	2010
Rental expense	$541,182	$493,734	$467,838
Sublease income from third parties	(33,171)	(32,503)	(30,741)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2012, were as follows:

	Operating Lease Payments	Operating Sublease Income
2013	$443,086	$(30,992)
2014	354,371	(30,958)
2015	284,459	(27,055)
2016	217,222	(22,101)
2017	169,951	(12,604)
Thereafter	648,989	(18,255)
	$2,118,078	$(141,965)

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

15.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2012 and 2011, the Company has reflected the fair value of $95,957 and $113,143, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.
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
As of August 31, 2012 and 2011, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $1,036,000 and $976,000, respectively, of which all but approximately $277,000 and $256,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2012, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

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
 The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal:
2012	Communications, Media & Technology (1)	Financial Services	Health & Public Service	Products	Resources	Other	Total
Revenues before reimbursements	$5,906,724	$5,842,776	$4,255,631	$6,562,974	$5,275,001	$19,224	$27,862,330
Depreciation (2)	64,202	63,251	61,994	72,532	56,013	—	317,992
Operating income	845,411	809,633	376,125	863,860	976,519	—	3,871,548
Assets as of August 31 (3)	582,652	215,741	477,536	533,522	484,095	(91,557)	2,201,989
2011
Revenues before reimbursements	$5,434,024	$5,380,674	$3,861,146	$5,931,333	$4,882,248	$17,611	$25,507,036
Depreciation (2)	63,524	56,256	56,207	68,136	53,426	—	297,549
Operating income	727,761	898,287	318,430	679,716	846,263	—	3,470,457
Assets as of August 31 (3)	556,190	189,611	576,505	579,616	642,250	(86,104)	2,458,068
2010
Revenues before reimbursements	$4,612,290	$4,446,038	$3,580,802	$4,985,347	$3,911,041	$15,050	$21,550,568
Depreciation (2)	60,727	52,972	43,566	65,680	46,127	—	269,072
Operating income	614,777	772,499	286,510	592,152	648,907	—	2,914,845
Assets as of August 31 (3)	566,630	97,731	420,172	449,891	455,070	(23,914)	1,965,580
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal:	Americas	EMEA(1)	Asia Pacific	Total
2012
Net revenues	$12,522,673	$11,296,207	$4,043,450	$27,862,330
Reimbursements	897,483	697,622	320,550	1,915,655
Revenues	13,420,156	11,993,829	4,364,000	29,777,985
Property and equipment, net as of August 31	256,697	206,356	316,441	779,494
2011
Net revenues	$11,270,668	$10,853,684	$3,382,684	$25,507,036
Reimbursements	851,081	699,631	295,166	1,845,878
Revenues	12,121,749	11,553,315	3,677,850	27,352,914
Property and equipment, net as of August 31	235,900	230,805	318,526	785,231
2010
Net revenues	$9,465,357	$9,583,268	$2,501,943	$21,550,568
Reimbursements	808,951	534,566	199,993	1,543,510
Revenues	10,274,308	10,117,834	2,701,936	23,094,078
Property and equipment, net as of August 31	240,228	204,948	214,393	659,569
 _______________

(1)	EMEA includes Europe, Middle East and Africa.
The Company conducts business in the following countries that individually comprised 10% or more of consolidated Net revenues:

	Fiscal
	2012	2011	2010
United States	36%	35%	36%
United Kingdom	9	10	10
The Company conducts business in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31,
	2012	2011	2010
United States	26%	23%	30%
India	21	23	17
Philippines	10	9	7

Net revenues by type of work were as follows:

	Fiscal
	2012	2011	2010
Consulting	$15,562,321	$14,924,187	$12,371,268
Outsourcing	12,300,009	10,582,849	9,179,300
Net revenues	27,862,330	25,507,036	21,550,568
Reimbursements	1,915,655	1,845,878	1,543,510
Revenues	$29,777,985	$27,352,914	$23,094,078

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

17.    QUARTERLY DATA (unaudited)

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,074,497	$6,797,250	$7,154,690	$6,835,893	$27,862,330
Reimbursements	514,611	462,578	486,100	452,366	1,915,655
Revenues	7,589,108	7,259,828	7,640,790	7,288,259	29,777,985
Cost of services before reimbursable expenses	4,822,957	4,680,884	4,783,785	4,587,003	18,874,629
Reimbursable expenses	514,611	462,578	486,100	452,366	1,915,655
Cost of services	5,337,568	5,143,462	5,269,885	5,039,369	20,790,284
Operating income	981,138	889,299	1,060,761	940,350	3,871,548
Net income	711,757	714,190	762,831	636,155	2,824,933
Net income attributable to Accenture plc	642,086	643,923	689,219	578,282	2,553,510
Weighted average Class A ordinary shares:
—Basic	644,285,298	646,452,990	645,761,617	636,064,228	643,132,601
—Diluted (1)	730,446,262	729,442,705	728,876,260	717,827,179	726,416,452
Earnings per Class A ordinary share:
—Basic	$1.00	$1.00	$1.07	$0.91	$3.97
—Diluted (1)	0.96	0.97	1.03	0.88	3.84
Ordinary share price per share:
—High	$61.90	$60.20	$65.89	$61.98	$65.89
—Low	48.55	51.08	56.21	54.94	48.55
_______________

(1)
The first and second quarters of fiscal 2012 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2012 payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$6,045,650	$6,053,621	$6,720,115	$6,687,650	$25,507,036
Reimbursements	432,543	442,672	484,240	486,423	1,845,878
Revenues	6,478,193	6,496,293	7,204,355	7,174,073	27,352,914
Cost of services before reimbursable expenses	4,101,170	4,136,397	4,410,487	4,472,263	17,120,317
Reimbursable expenses	432,543	442,672	484,240	486,423	1,845,878
Cost of services	4,533,713	4,579,069	4,894,727	4,958,686	18,966,195
Operating income	826,935	771,577	949,416	922,529	3,470,457
Net income	605,556	565,750	699,069	682,865	2,553,240
Net income attributable to Accenture plc	534,714	503,017	628,013	611,933	2,277,677
Weighted average Class A ordinary shares:
—Basic	637,298,491	646,292,241	651,339,239	647,428,247	645,631,170
—Diluted (1)	743,710,606	743,782,055	746,204,855	739,050,449	742,823,519
Earnings per Class A ordinary share:
—Basic	$0.84	$0.78	$0.96	$0.95	$3.53
—Diluted (1)	0.81	0.75	0.93	0.91	3.39
Ordinary share price per share:
—High	$45.97	$54.55	$58.21	$63.66	$63.66
—Low	36.97	43.24	48.72	47.40	36.97
_______________

(1)
Fiscal 2011 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2012 payment of cash dividends. This restatement resulted in a one cent decrease in diluted earnings per share from $3.40 to $3.39 for fiscal 2011.