Form 10-K/A
period 2012-08-31
Accenture plc
filed 2012-11-08
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)
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
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 22, 2012 was 750,482,553 (which number includes 111,959,464 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 22, 2012 was 41,365,594.
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Accenture plc (the “Company”) for the year ended August 31, 2012, which was originally filed on October 30, 2012 (the “Original Filing”), is being filed solely to correct the reference to the number of shares outstanding of the Company’s Class A ordinary shares as of October 22, 2012 shown on the cover page. The Original Filing inadvertently stated that the number of the Company’s Class A ordinary shares outstanding did not include treasury shares held by the Company, when in fact the number did include such shares. Therefore, the number of shares of the Company’s Class A ordinary shares outstanding as of October 22, 2012 was 750,482,553 (which number includes 111,959,464 issued shares held by the Company).
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 8, 2012 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ PAMELA J. CRAIG
Name: Pamela J. Craig Title: Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K/A.

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002