Form 10-Q
period 2012-11-30
Accenture plc
filed 2012-12-20
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 11, 2012 was 755,205,005 (which number includes 110,870,833 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 11, 2012 was 39,426,620.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2012 and August 31, 2012
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2012	August 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,678,892	$6,640,526
Short-term investments	2,349	2,261
Receivables from clients, net	3,501,506	3,080,877
Unbilled services, net	1,487,964	1,399,834
Deferred income taxes, net	672,455	685,732
Other current assets	670,360	778,701
Total current assets	12,013,526	12,587,931
NON-CURRENT ASSETS:
Unbilled services, net	11,121	12,151
Investments	27,902	28,180
Property and equipment, net	799,443	779,494
Goodwill	1,386,630	1,215,383
Deferred contract costs	551,191	537,943
Deferred income taxes, net	865,175	808,765
Other non-current assets	753,032	695,568
Total non-current assets	4,394,494	4,077,484
TOTAL ASSETS	$16,408,020	$16,665,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$13	$11
Accounts payable	890,233	903,847
Deferred revenues	2,127,658	2,275,052
Accrued payroll and related benefits	3,338,958	3,428,838
Accrued consumption taxes	336,952	317,622
Income taxes payable	379,003	253,527
Deferred income taxes, net	21,551	21,916
Other accrued liabilities	882,991	908,392
Total current liabilities	7,977,359	8,109,205
NON-CURRENT LIABILITIES:
Long-term debt	19	22
Deferred revenues relating to contract costs	536,073	553,764
Retirement obligation	877,105	1,352,266
Deferred income taxes, net	112,555	105,544
Income taxes payable	1,596,698	1,597,590
Other non-current liabilities	314,239	322,596
Total non-current liabilities	3,436,689	3,931,782
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2012 and August 31, 2012	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 752,826,187 and 745,749,177 shares issued as of November 30, 2012 and August 31, 2012, respectively	17	16
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 40,318,876 and 43,371,864 issued and outstanding as of November 30, 2012 and August 31, 2012, respectively	1	1
Restricted share units	842,845	863,714
Additional paid-in capital	1,559,099	1,341,576
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2012 and August 31, 2012; Class A ordinary, 111,782,520 and 112,370,409 shares as of November 30, 2012 and August 31, 2012, respectively	(5,345,228)	(5,285,625)
Retained earnings	8,060,240	7,904,242
Accumulated other comprehensive loss	(610,398)	(678,148)
Total Accenture plc shareholders’ equity	4,506,633	4,145,833
Noncontrolling interests	487,339	478,595
Total shareholders’ equity	4,993,972	4,624,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,408,020	$16,665,415
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2012 and 2011
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2012	2011
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,219,961	$7,074,497
Reimbursements	448,075	514,611
Revenues	7,668,036	7,589,108
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,853,768	4,822,957
Reimbursable expenses	448,075	514,611
Cost of services	5,301,843	5,337,568
Sales and marketing	868,202	837,477
General and administrative costs	448,852	432,517
Reorganization costs, net	465	408
Total operating expenses	6,619,362	6,607,970
OPERATING INCOME	1,048,674	981,138
Interest income	8,767	10,512
Interest expense	(4,549)	(4,158)
Other (expense) income, net	(6,436)	5,535
INCOME BEFORE INCOME TAXES	1,046,456	993,027
Provision for income taxes	280,425	281,270
NET INCOME	766,031	711,757
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(58,955)	(61,956)
Net income attributable to noncontrolling interests – other	(8,259)	(7,715)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$698,817	$642,086
Weighted average Class A ordinary shares:
Basic	639,659,238	644,285,298
Diluted	716,368,102	730,745,055
Earnings per Class A ordinary share:
Basic	$1.09	$1.00
Diluted	$1.06	$0.96
Cash dividends per share	$0.81	$0.675
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2012 and 2011
(In thousands of U.S. dollars)
(Unaudited)

	2012	2011
NET INCOME	$766,031	$711,757
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Foreign currency translation adjustments	23,285	(282,040)
Defined benefit plans:
Amortization of actuarial losses	14,447	9,153
Amortization of prior services credits	(1,077)	(1,118)
Total defined benefit plans	13,370	8,035
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during the period	59,808	(127,240)
Reclassification adjustments included in net income	10,501	8,995
Total unrealized gains (losses) on cash flow hedges	70,309	(118,245)
Unrealized losses on marketable securities:
Unrealized losses during the period	—	(314)
Total unrealized losses on marketable securities	—	(314)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	106,964	(392,564)
Income tax (expense) benefit related to other comprehensive income (loss)	(32,528)	43,681
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	74,436	(348,883)
COMPREHENSIVE INCOME	840,467	362,874
Comprehensive income attributable to noncontrolling interests	(73,900)	(38,891)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$766,567	$323,983
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2012
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2012	$57	40	$16	745,749	$1	43,372	$863,714	$1,341,576	$(5,285,625)	(112,410)	$7,904,242	$(678,148)	$4,145,833	$478,595	$4,624,428
Comprehensive income:
Net income											698,817		698,817	67,214	766,031
Other comprehensive income												67,750	67,750	6,686	74,436
Comprehensive income													766,567		840,467
Income tax benefit on share-based compensation plans								31,802					31,802		31,802
Purchases of Class A ordinary shares								9,797	(134,384)	(2,065)			(124,587)	(9,797)	(134,384)
Share-based compensation expense							103,375	10,795					114,170		114,170
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares					—	(3,053)		(79,732)					(79,732)	(6,715)	(86,447)
Issuances of Class A ordinary shares:
Employee share programs			1	4,411			(150,893)	238,723	74,781	2,652			162,612	1,994	164,606
Upon redemption of Accenture SCA Class I common shares				2,666									—		—
Dividends							26,649				(542,819)		(516,170)	(43,965)	(560,135)
Other, net								6,138					6,138	(6,673)	(535)
Balance as of November 30, 2012	$57	40	$17	752,826	$1	40,319	$842,845	$1,559,099	$(5,345,228)	(111,823)	$8,060,240	$(610,398)	$4,506,633	$487,339	$4,993,972
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2012 and 2011
(In thousands of U.S. dollars)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$766,031	$711,757
Adjustments to reconcile Net income to Net cash (used in) provided by operating activities —
Depreciation, amortization and asset impairments	139,924	132,625
Reorganization costs, net	465	408
Share-based compensation expense	114,170	100,558
Deferred income taxes, net	(68,497)	(28,587)
Other, net	26,556	(17,358)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(366,209)	(214,629)
Unbilled services, current and non-current	(52,179)	(250,103)
Other current and non-current assets	70,985	(10,054)
Accounts payable	(9,548)	(74,357)
Deferred revenues, current and non-current	(219,367)	95,231
Accrued payroll and related benefits	(120,791)	(19,285)
Income taxes payable, current and non-current	102,729	(16,393)
Other current and non-current liabilities	(493,084)	65,445
Net cash (used in) provided by operating activities	(108,815)	475,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	—	3,623
Purchases of available-for-sale investments	—	(3,561)
Proceeds from sales of property and equipment	762	957
Purchases of property and equipment	(86,547)	(80,875)
Purchases of businesses and investments, net of cash acquired	(209,952)	(160,055)
Net cash used in investing activities	(295,737)	(239,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	164,606	139,947
Purchases of shares	(220,831)	(285,105)
Repayments of long-term debt, net	(3)	(38)
Cash dividends paid	(560,135)	(474,896)
Excess tax benefits from share-based payment arrangements	39,443	31,989
Other, net	(742)	486
Net cash used in financing activities	(577,662)	(587,617)
Effect of exchange rate changes on cash and cash equivalents	20,580	(256,902)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(961,634)	(609,172)
CASH AND CASH EQUIVALENTS, beginning of period	6,640,526	5,701,078
CASH AND CASH EQUIVALENTS, end of period	$5,678,892	$5,091,906
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 30, 2012.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.
Certain amounts in the Notes to Consolidated Financial Statements that were reported in the previous year have been reclassified to conform to the current-period presentation.
The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.
Allowances for Client Receivables and Unbilled Services
As of November 30, 2012 and August 31, 2012, total allowances recorded for client receivables and unbilled services were $66,981 and $64,874, respectively.
Accumulated Depreciation
As of November 30, 2012 and August 31, 2012, total accumulated depreciation was $1,637,839 and $1,548,256, respectively.
Recently Adopted Accounting Pronouncement
In September 2012, the Company adopted guidance issued by the Financial Accounting Standards Board which requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The adoption of this guidance resulted in a change in the presentation of the components of comprehensive income, which are now presented in the Consolidated Statements of Comprehensive Income rather than in the Consolidated Shareholders’ Equity Statement, under Item 1, “Financial Statements.”

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended November 30,
	2012	2011
Basic Earnings per share
Net income attributable to Accenture plc	$698,817	$642,086
Basic weighted average Class A ordinary shares	639,659,238	644,285,298
Basic earnings per share	$1.09	$1.00
Diluted Earnings per share
Net income attributable to Accenture plc	$698,817	$642,086
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	58,955	61,956
Net income for diluted earnings per share calculation	$757,772	$704,042
Basic weighted average Class A ordinary shares	639,659,238	644,285,298
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	53,972,850	62,152,896
Diluted effect of employee compensation related to Class A ordinary shares (2)	22,438,315	24,066,651
Diluted effect of share purchase plans related to Class A ordinary shares	297,699	240,210
Diluted weighted average Class A ordinary shares (2)	716,368,102	730,745,055
Diluted earnings per share (2)	$1.06	$0.96
 _______________

(1)
Diluted earnings per share assumes the redemption of all Accenture SCA Class I common shares owned by holders of noncontrolling interests and the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests — other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

(2)
Diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts for the three months ended November 30, 2011 have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the first quarter of fiscal 2013 payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

3. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended November 30, 2012 and 2011 were 26.8% and 28.3%, respectively. The lower effective tax rate for the three months ended November 30, 2012 compared to the three months ended November 30, 2011 was due to higher benefits related to final determinations and other adjustments to prior year tax liabilities, partially offset by increases in tax reserves.

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
The Company’s reorganization activity was as follows:

	Three Months Ended November 30,
	2012	2011
Reorganization liability, beginning of period	$268,806	$307,286
Interest expense accrued	465	408
Foreign currency translation adjustments	9,761	(23,229)
Reorganization liability, end of period	$279,032	$284,465
As of November 30, 2012, reorganization liabilities of $266,994 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $12,038 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of November 30, 2012, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which could result in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS AND GOODWILL
During the three months ended November 30, 2012, the Company acquired the net assets of a provider of clinical and regulatory information management solutions and software for the pharmaceutical industry. In addition, the Company completed two individually immaterial acquisitions. The total consideration for all acquisitions was $209,952. In connection with the acquisitions during the three months ended November 30, 2012, the Company recorded goodwill of $164,104, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to prior period acquisitions. The Company also recorded $37,440 in intangible assets, primarily related to customer relationships and technology-related assets. The intangible assets are being amortized over one to 12 years. The pro forma effects on the Company’s operations were not material.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2012	Additions/ Adjustments	Foreign Currency Translation Adjustments	November 30, 2012
Communications, Media & Technology	$168,413	$16,551	$1,269	$186,233
Financial Services	407,956	15,084	2,241	425,281
Health & Public Service	285,333	(22)	659	285,970
Products	270,178	132,626	3,660	406,464
Resources	83,503	(67)	(754)	82,682
Total	$1,215,383	$164,172	$7,075	$1,386,630
6. SHAREHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The computation of Other comprehensive income (loss) and its components are presented in the Consolidated Statements of Comprehensive Income. The related before tax, income tax (expense) benefit and net of tax amounts for each component were as follows:

	Three Months Ended November 30, 2012			Three Months Ended November 30, 2011
	Before Tax	Income Tax Expense	Net of Tax	Before Tax	Income Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustments	$23,285	$(209)	$23,076	$(282,040)	$2,393	$(279,647)
Defined benefit plans	13,370	(5,354)	8,016	8,035	(2,741)	5,294
Unrealized gains (losses) on cash flow hedges	70,309	(26,965)	43,344	(118,245)	44,029	(74,216)
Unrealized losses on marketable securities	—	—	—	(314)	—	(314)
Other comprehensive income (loss)	$106,964	$(32,528)	$74,436	$(392,564)	$43,681	(348,883)
Dividends
The Company’s dividend activity during the three months ended November 30, 2012 was as follows:

	Dividend Per	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash
Dividend Payment Date	Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Outlay
November 15, 2012	$0.81	October 12, 2012	$516,170	October 9, 2012	$43,965	$560,135
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
The activity related to the change in net unrealized gains (losses) on cash flow hedges in Accumulated other comprehensive loss was as follows:

	Three Months Ended November 30,
	2012	2011
Net unrealized (losses) gains on cash flow hedges, beginning of period	$(31,752)	$52,315
Change in fair value	59,808	(127,240)
Reclassification adjustments into Cost of services	10,501	8,995
Portion attributable to Noncontrolling interests	(5,261)	10,228
Net unrealized gains (losses) on cash flow hedges, end of period	$33,296	$(55,702)
As of November 30, 2012, $(11,117) of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statement and, for the three months ended November 30, 2012, was not material. In addition, the Company did not discontinue any cash flow hedges during the three months ended November 30, 2012.
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $36,687 and a net loss of $(138,778) for the three months ended November 30, 2012 and 2011, respectively. Gains and losses on these contracts are recorded in Other (expense) income, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2012	August 31, 2012
Assets
Cash Flow Hedges
Other current assets	$28,732	$15,392
Other non-current assets	62,256	36,106
Other Derivatives
Other current assets	12,632	9,988
Total assets	$103,620	$61,486
Liabilities
Cash Flow Hedges
Other accrued liabilities	$41,712	$59,458
Other non-current liabilities	10,398	23,471
Other Derivatives
Other accrued liabilities	11,110	11,147
Total liabilities	$63,220	$94,076
Total fair value	$40,400	$(32,590)
Total notional value	$4,955,648	$4,853,191

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of November 30, 2012 and August 31, 2012, the Company has reflected the fair value of $96,936 and $95,957, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.
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
As of November 30, 2012 and August 31, 2012, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $709,000 and $596,000, respectively, of which all but approximately $20,000 and $21,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2012, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2012		2011
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,458,786	$183,048	$1,535,186	$228,527
Financial Services	1,562,942	241,098	1,483,839	214,855
Health & Public Service	1,174,710	143,459	1,054,302	112,834
Products	1,698,543	235,692	1,669,553	218,775
Resources	1,321,465	245,377	1,326,875	206,147
Other	3,515	—	4,742	—
Total	$7,219,961	$1,048,674	$7,074,497	$981,138

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2012, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2012.
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2013” means the 12-month period that will end on August 31, 2013. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

•	The markets in which we compete are highly competitive, and we might not be able to compete effectively.

•
We could have liability or our reputation could be damaged if we fail to protect client and/or Accenture data or information systems as obligated by law or contract or if our information systems are breached.

•	As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

•	Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

•	Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

•	Our results of operations could materially suffer if we are not able to obtain sufficient pricing to enable us to meet our profitability expectations.

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

•	Our alliance relationships may not be successful or may change, which could adversely affect our results of operations.

•	Outsourcing services and the continued expansion of our other services and solutions into new areas subject us to different operational risks than our consulting and systems integration services.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

•	We might not be successful at identifying, acquiring or integrating businesses or entering into joint ventures.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012. We undertake no obligation to update or revise any forward-looking statements.

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
Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2013 were $7.22 billion, compared with $7.07 billion for the first quarter of fiscal 2012, an increase of 2% in U.S. dollars and 5% in local currency. During the first quarter of fiscal 2013, Health & Public Service, Financial Services, Products and Resources experienced year-over-year revenue growth in local currency, while Communications, Media & Technology experienced a slight year-over-year revenue decline in local currency. Revenue growth in local currency was strong in outsourcing and flat in consulting during the first quarter of fiscal 2013. We expect the level of year-over-year growth to continue to be moderate in the near term and vary across operating groups and geographic regions, with growth in certain areas of our business offset by lower growth or declines in other areas, particularly in consulting and in Europe.
In our consulting business, net revenues for the first quarter of fiscal 2013 were $3.96 billion, compared with $4.08 billion for the first quarter of fiscal 2012, a decrease of 3% in U.S. dollars and flat in local currency. Our Health & Public Service operating group experienced strong consulting revenue growth in local currency during the first quarter of fiscal 2013. Year-over-year consulting revenue growth in local currency moderated or declined for our other four operating groups, as we experienced a slight year-over-year decline in both systems integration and management consulting services, driven principally by declines in EMEA. In our consulting business in these four operating groups, clients reduced their demand for small and medium size projects compared to the first quarter of fiscal 2012. In addition, while we experienced year-over-year increased demand for larger transformational projects, they were of longer duration and are converting to revenue at a slower rate. These trends have led to lower consulting revenue growth and/or declines in most areas of our business, and we expect this to continue in the near term. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We are also experiencing growing demand for our services in emerging technologies, including analytics, cloud computing and mobility. Compared to fiscal 2012, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue. While the business environment remained competitive, pricing was relatively stable.
In our outsourcing business, net revenues for the first quarter of fiscal 2013 were $3.26 billion, compared with $2.99 billion for the first quarter of fiscal 2012, an increase of 9% in U.S. dollars and 13% in local currency. All five of our operating groups experienced year-over-year outsourcing revenue growth in local currency during the first quarter of fiscal 2013, led by significant growth in Financial Services and strong growth in Products and Health & Public Service. Outsourcing net revenues as a percentage of total net revenues increased to 45% in the first quarter of fiscal 2013 from 42% in the first quarter of fiscal 2012, driven by higher demand for outsourcing services in Products, Communications, Media & Technology and Financial Services. We expect our outsourcing revenue growth to moderate in the near term compared to the significant year-over-year growth that we experienced in fiscal 2012. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Growth in outsourcing was driven by higher volumes, scope and geographic expansions and new work at existing clients, services for new clients and revenues generated from recent acquisitions. Compared to fiscal 2012, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the first quarter of fiscal 2012, the U.S. dollar strengthened against many currencies during the first quarter of fiscal 2013. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was approximately 3% lower than our revenue growth in local currency for the first quarter of fiscal 2013. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2013, we estimate the foreign-exchange impact to our full fiscal 2013 revenue growth will be approximately 1% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the first quarter of fiscal 2013 was approximately 88%, up from 87% for the fourth quarter of fiscal 2012, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 259,000 as of November 30, 2012, compared with approximately 257,000 as of August 31, 2012 and 244,000 as of November 30, 2011. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2013 was 11%, down from 12% in both the fourth and first quarters of fiscal 2012. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2013 became effective September 1, 2012. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing services; deploy our employees globally on a timely basis; manage attrition; recover increases in compensation; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2013 was 32.8%, compared with 31.8% for the first quarter of fiscal 2012. The increase in gross margin during the first quarter of fiscal 2013 was principally due to higher outsourcing contract profitability and lower non-contract costs.
Sales and marketing and general and administrative costs as a percentage of net revenues were 18.2% for the first quarter of fiscal 2013, compared with 17.9% for the first quarter of fiscal 2012. Sales and marketing costs are driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. Sales and marketing costs as a percentage of net revenues increased 20 basis points during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 as a result of higher business development activity. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating income for the first quarter of fiscal 2013 was $1,049 million, compared with $981 million for the first quarter of fiscal 2012. Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2013 was 14.5%, compared with 13.9% for the first quarter of fiscal 2012.
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
On December 1, 2012, we ceased using the designation “senior executive.” The majority of our leaders are now designated “managing directors,” and a select group of our most experienced leaders are “senior managing directors.” Managing directors and senior managing directors, along with members of the Accenture global management committee (the Company’s primary management and leadership team, which consists of 18 of our most senior leaders), comprise “Accenture Leadership.”

Bookings and Backlog
New contract bookings for the first quarter of fiscal 2013 were $7.47 billion, with consulting bookings of $4.17 billion and outsourcing bookings of $3.30 billion.
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
Revenues by Segment/Operating Group
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for the Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,
	2012	2011			2012	2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,459	$1,535	(5)%	(1)%	20%	22%
Financial Services	1,563	1,484	5	9	22	21
Health & Public Service	1,175	1,054	11	13	16	15
Products	1,699	1,670	2	5	24	23
Resources	1,321	1,327	—	3	18	19
Other	4	5	n/m	n/m	—	—
TOTAL NET REVENUES (1)	7,220	7,074	2%	5%	100%	100%
Reimbursements	448	515	(13)
TOTAL REVENUES	$7,668	$7,589	1%
GEOGRAPHIC REGIONS
Americas	$3,333	$3,075	8%	10%	46%	43%
EMEA (2)	2,825	3,009	(6)	—	39	43
Asia Pacific	1,062	991	7	8	15	14
TOTAL NET REVENUES (1)	$7,220	$7,074	2%	5%	100%	100%
TYPE OF WORK
Consulting	$3,961	$4,083	(3)%	—%	55%	58%
Outsourcing	3,259	2,991	9	13	45	42
TOTAL NET REVENUES	$7,220	$7,074	2%	5%	100%	100%
_______________
n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
Revenue growth in local currency was strong in outsourcing during the first quarter of fiscal 2013. All five of our operating groups experienced year-over-year outsourcing revenue growth in local currency. Consulting revenue growth in local currency was flat during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. While Health & Public Service experienced strong growth in consulting revenues in local currency during the first quarter of fiscal 2013, year-over-year consulting revenue growth in local currency moderated or declined for the other operating groups.
The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012:
Operating Groups

•
Communications, Media & Technology net revenues decreased 1% in local currency. Outsourcing revenues increased, driven by growth in Communications and Media & Entertainment across all geographic regions and Electronics & High Tech in Americas, partially offset by a decline in Electronics & High Tech in Asia Pacific and EMEA. Consulting revenues declined significantly, driven by declines in Communications in Americas, Electronics & High Tech in EMEA and Media & Entertainment across all geographic regions, partially offset by strong growth in Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues. We expect Communications, Media & Technology year-over-year net revenue growth to continue to decline slightly in the near term.

•
Financial Services net revenues increased 9% in local currency. Outsourcing revenues reflected significant growth, primarily driven by all industry groups in Americas, including the impact of an acquisition in Banking during the first quarter of fiscal 2012. We also experienced outsourcing revenue growth across all industry groups in Asia Pacific. Consulting revenues reflected slight growth, driven by growth in Insurance in Americas and Asia Pacific and in Capital Markets in EMEA, partially offset by declines in Insurance in EMEA and Banking in Americas and EMEA. Changes in the banking industry continue to influence the business needs of our clients. This is resulting in higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 13% in local currency. Consulting revenues reflected strong growth, driven by Public Service in Asia Pacific and Americas and Health in Americas and EMEA. Outsourcing revenues reflected strong growth, driven by Health in Americas and Asia Pacific and Public Service in Americas.

•
Products net revenues increased 5% in local currency. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Retail and Life Sciences. Consulting revenues reflected a modest decline, driven by declines in Consumer Goods & Services across all geographic regions and Retail in EMEA, as some of our clients in these industries have reduced and/or deferred their investments in consulting.

•
Resources net revenues increased 3% in local currency. Outsourcing revenues increased, driven by growth across all industry groups in EMEA. Consulting revenues were flat, as growth in Chemicals across all geographic regions and Natural Resources in EMEA was offset by declines in Utilities in EMEA and Natural Resources in Americas. Some of our clients, primarily in Natural Resources and Utilities, are reducing and/or deferring their investment in consulting, which is negatively impacting our consulting revenues, and we expect this to continue in the near term.

Geographic Regions

•	Americas net revenues increased 10% in local currency, led by the United States and Brazil.

•
EMEA net revenues were flat in local currency, as growth in Germany and South Africa was offset by declines in Finland and France. In general, growth continued to moderate across the EMEA region, particularly in the United Kingdom, Italy, Spain and the Netherlands.

•	Asia Pacific net revenues increased 8% in local currency, led by Japan, Australia, China and Singapore.
Operating Expenses
Operating expenses for the first quarter of fiscal 2013 were $6,619 million, an increase of $11 million over the first quarter of fiscal 2012, and decreased as a percentage of revenues to 86.3% from 87.1% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2013 were $6,171 million, an increase of $78 million, or 1%, over the first quarter of fiscal 2012, and decreased as a percentage of net revenues to 85.5% from 86.1% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2013 was $5,302 million, a decrease of $36 million, or 1%, from the first quarter of fiscal 2012, and decreased as a percentage of revenues to 69.1% from 70.3% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2013 was $4,854 million, an increase of $31 million, or 1%, over the first quarter of fiscal 2012, and decreased as a percentage of net revenues to 67.2% from 68.2% during this period. Gross margin for the first quarter of fiscal 2013 increased to 32.8% from 31.8% for the first quarter of fiscal 2012, principally due to higher outsourcing contract profitability and lower non-contract costs.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2013 was $868 million, an increase of $31 million, or 4%, over the first quarter of fiscal 2012, and increased as a percentage of net revenues to 12.0% from 11.8% during this period. The increase as a percentage of net revenues was due to higher business development activity.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2013 were $449 million, an increase of $16 million, or 4%, over the first quarter of fiscal 2012, and increased as a percentage of net revenues to 6.2% from 6.1% during this period.

Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2013 was $1,049 million, an increase of $68 million, or 7%, over the first quarter of fiscal 2012, and increased as a percentage of net revenues to 14.5% from 13.9% during this period.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended November 30,
	2012		2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease) (1)
	(in millions of U.S. dollars)
Communications, Media & Technology	$183	13%	$229	15%	$(45)
Financial Services	241	15	215	14	26
Health & Public Service	143	12	113	11	31
Products	236	14	219	13	17
Resources	245	19	206	16	39
Total (1)	$1,049	14.5%	$981	13.9%	$68
 _______________

(1)	May not total due to rounding.
Operating income commentary by operating group is as follows:

•	Communications, Media & Technology operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues.

•
Financial Services operating income increased, primarily due to strong outsourcing revenue growth. Operating income for the first quarter of fiscal 2012 included the impact of costs related to acquisitions.

•	Health & Public Service operating income increased, primarily due to revenue growth and improved outsourcing contract profitability in the quarter.

•	Products operating income increased, primarily due to improved outsourcing contract profitability.

•	Resources operating income increased, primarily due to improved consulting and outsourcing contract profitability.
Other (Expense) Income, net
Other (expense) income, net for the first quarter of fiscal 2013 was $6 million, a decrease of $12 million from the first quarter of fiscal 2012. The change was driven primarily by net foreign exchange losses during the first quarter of fiscal 2013 compared to net foreign exchange gains during the first quarter of fiscal 2012.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2013 was 26.8%, compared with 28.3% for the first quarter of fiscal 2012. The lower effective tax rate in the first quarter of fiscal 2013 was due to higher benefits related to final determinations and other adjustments to prior year tax liabilities, partially offset by increases in tax reserves.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2013 annual effective tax rate to be in the range of 26% to 27%. The fiscal 2012 annual effective tax rate was 27.6%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the first quarter of fiscal 2013 was $67 million, a decrease of $2 million, or 4%, from the first quarter of fiscal 2012. The decrease was due to a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 8% for the first quarter of fiscal 2013 from 9% for the first quarter of fiscal 2012, offset by an increase in Net income of $54 million.
Earnings Per Share
Diluted earnings per share were $1.06 for the first quarter of fiscal 2013, compared with $0.96 for the first quarter of fiscal 2012. The $0.10 increase was due to increases of $0.07 from higher revenues and operating results, $0.02 from a lower effective tax rate and $0.02 from lower weighted average shares outstanding, compared with the first quarter of fiscal 2012. These increases were partially offset by a decrease of $0.01 from lower non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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
As of November 30, 2012, Cash and cash equivalents was $5.7 billion, compared with $6.6 billion as of August 31, 2012.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2012	2011	Change (1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$(109)	$475	$(585)
Investing activities	(296)	(240)	(56)
Financing activities	(578)	(588)	10
Effect of exchange rate changes on cash and cash equivalents	21	(257)	277
Net decrease in cash and cash equivalents (1)	$(962)	$(609)	$(352)
_______________

(1)	May not total due to rounding.
Operating activities: The year-over-year reduction in operating cash flow was due to a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan in November of 2012, which had a net impact of $350 million, after tax. The year-over-year reduction in operating cash flow was also due to higher net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by higher net income.
Investing activities: The $56 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 5 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $10 million decrease in cash used was primarily due to decreased net purchases of shares, offset by an increase in cash dividends paid. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of November 30, 2012, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	520	—
Local guaranteed and non-guaranteed lines of credit	130	—
Total	$1,650	$—
Under the borrowing facilities described above, we had an aggregate of $175 million of letters of credit outstanding as of November 30, 2012.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former Accenture Leaders and their permitted transferees. As of November 30, 2012, our aggregate available authorization was $4,050 million for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the first quarter of fiscal 2013 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	656,495	$43	—	$—
Other share purchase programs	—	—	1,243,792	86
Other purchases (2)	1,408,654	92	—	—
Total (3)	2,065,149	$134	1,243,792	$86
_______________

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the first quarter of fiscal 2013, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(3)	May not total due to rounding.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2013. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions
During the first quarter of fiscal 2013, we issued 2,666,294 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by Accenture Leaders, former Leaders and their permitted transferees.
For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2013, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Recently Adopted Accounting Pronouncement
In September 2012, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The adoption of this guidance resulted in a change in the presentation of the components of comprehensive income, which are now presented in the Consolidated Statements of Comprehensive Income rather than in the Consolidated Shareholders’ Equity Statements, under Item 1, “Financial Statements.”
New Accounting Pronouncement
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The provisions of this new guidance are effective for our fiscal 2013 annual goodwill impairment test. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, we do not expect a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of fiscal 2013, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2012.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2012 — September 30, 2012
Class A ordinary shares	846,919	$61.50	69,000	$4,175
Class X ordinary shares	—	$0.0000225	—	—
October 1, 2012 — October 31, 2012
Class A ordinary shares	526,989	$69.77	—	$4,102
Class X ordinary shares	2,127,060	$0.0000225	—	—
November 1, 2012 — November 30, 2012
Class A ordinary shares	691,241	$65.87	587,495	$4,050
Class X ordinary shares	925,928	$0.0000225	—	—
Total
Class A ordinary shares (4)	2,065,149	$65.07	656,495
Class X ordinary shares (5)	3,052,988	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2013, we purchased 656,495 Accenture plc Class A ordinary shares under this program for an aggregate price of $43 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2012, our aggregate available authorization for share purchases and redemptions was $4,050 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the first quarter of fiscal 2013, Accenture purchased 1,408,654 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the first quarter of fiscal 2013, we redeemed 3,052,988 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2013. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
September 1, 2012 — September 30, 2012
Class I common shares	—	$—	—	—
October 1, 2012 — October 31, 2012
Class I common shares	1,032,411	$70.17	—	—
November 1, 2012 — November 30, 2012
Class I common shares	210,781	$66.24	—	—
Total
Class I common shares	1,243,192	$69.50	—	—
Accenture Canada Holdings Inc.
September 1, 2012 — September 30, 2012
Exchangeable shares	—	$—	—	—
October 1, 2012 — October 31, 2012
Exchangeable shares	600	$69.76	—	—
November 1, 2012 — November 30, 2012
Exchangeable shares	—	—	—	—
Total
Exchangeable shares	600	$69.76	—	—
_______________

(1)
During the first quarter of fiscal 2013, we acquired a total of 1,243,192 Accenture SCA Class I common shares and 600 Accenture Canada Holdings Inc. exchangeable shares from current and former Accenture Leaders and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2013, we issued 2,666,294 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of November 30, 2012, our aggregate available authorization for share purchases and redemptions was $4,050 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2012 and 2011, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2012, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 20, 2012

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2012 and 2011, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2012, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements (Unaudited)