Form 10-Q
period 2013-02-28
Accenture plc
filed 2013-03-28
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 14, 2013 was 766,264,145 (which number includes 116,186,092 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 14, 2013 was 31,900,311.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
February 28, 2013 and August 31, 2012
(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2013	August 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,636,086	$6,640,526
Short-term investments	404	2,261
Receivables from clients, net	3,518,104	3,080,877
Unbilled services, net	1,457,798	1,399,834
Deferred income taxes, net	731,346	685,732
Other current assets	673,211	778,701
Total current assets	12,016,949	12,587,931
NON-CURRENT ASSETS:
Unbilled services, net	10,122	12,151
Investments	45,827	28,180
Property and equipment, net	810,896	779,494
Goodwill	1,439,238	1,215,383
Deferred contract costs	537,479	537,943
Deferred income taxes, net	843,740	808,765
Other non-current assets	654,479	695,568
Total non-current assets	4,341,781	4,077,484
TOTAL ASSETS	$16,358,730	$16,665,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$13	$11
Accounts payable	883,048	903,847
Deferred revenues	2,318,238	2,275,052
Accrued payroll and related benefits	2,998,006	3,428,838
Accrued consumption taxes	319,251	317,622
Income taxes payable	186,586	253,527
Deferred income taxes, net	22,460	21,916
Other accrued liabilities	637,872	908,392
Total current liabilities	7,365,474	8,109,205
NON-CURRENT LIABILITIES:
Long-term debt	16	22
Deferred revenues relating to contract costs	527,895	553,764
Retirement obligation	913,226	1,352,266
Deferred income taxes, net	154,649	105,544
Income taxes payable	1,141,449	1,597,590
Other non-current liabilities	316,150	322,596
Total non-current liabilities	3,053,385	3,931,782
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2013 and August 31, 2012	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 766,037,365 and 745,749,177 shares issued as of February 28, 2013 and August 31, 2012, respectively	17	16
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 31,900,311 and 43,371,864 issued and outstanding as of February 28, 2013 and August 31, 2012, respectively	1	1
Restricted share units	725,840	863,714
Additional paid-in capital	2,025,018	1,341,576
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2013 and August 31, 2012; Class A ordinary, 116,259,318 and 112,370,409 shares as of February 28, 2013 and August 31, 2012, respectively	(5,767,788)	(5,285,625)
Retained earnings	9,157,797	7,904,242
Accumulated other comprehensive loss	(688,593)	(678,148)
Total Accenture plc shareholders’ equity	5,452,349	4,145,833
Noncontrolling interests	487,522	478,595
Total shareholders’ equity	5,939,871	4,624,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,358,730	$16,665,415
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2013 and February 29, 2012
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,058,042	$6,797,250	$14,278,003	$13,871,747
Reimbursements	435,278	462,578	883,353	977,189
Revenues	7,493,320	7,259,828	15,161,356	14,848,936
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,827,679	4,680,884	9,681,447	9,503,841
Reimbursable expenses	435,278	462,578	883,353	977,189
Cost of services	5,262,957	5,143,462	10,564,800	10,481,030
Sales and marketing	834,047	772,338	1,702,249	1,609,815
General and administrative costs	455,551	454,314	904,403	886,831
Reorganization (benefits) costs, net	(223,767)	415	(223,302)	823
Total operating expenses	6,328,788	6,370,529	12,948,150	12,978,499
OPERATING INCOME	1,164,532	889,299	2,213,206	1,870,437
Interest income	9,859	9,246	18,626	19,758
Interest expense	(3,641)	(4,220)	(8,190)	(8,378)
Other income, net	10,599	4,215	4,163	9,750
INCOME BEFORE INCOME TAXES	1,181,349	898,540	2,227,805	1,891,567
(Benefit from) provision for income taxes	(5,749)	184,350	274,676	465,620
NET INCOME	1,187,098	714,190	1,953,129	1,425,947
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(78,363)	(60,588)	(137,318)	(122,544)
Net income attributable to noncontrolling interests – other	(6,933)	(9,679)	(15,192)	(17,394)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,101,802	$643,923	$1,800,619	$1,286,009
Weighted average Class A ordinary shares:
Basic	649,520,337	646,452,990	644,608,780	645,390,718
Diluted	714,807,680	729,810,080	714,977,392	730,310,743
Earnings per Class A ordinary share:
Basic	$1.70	$1.00	$2.79	$1.99
Diluted	$1.65	$0.97	$2.71	$1.93
Cash dividends per share	$—	$—	$0.81	$0.675
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 28, 2013 and February 29, 2012
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
NET INCOME	$1,187,098	$714,190	$1,953,129	$1,425,947
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX:
Foreign currency translation adjustments	(46,007)	112,178	(22,722)	(169,862)
Defined benefit plans:
Actuarial gain arising during the period	14,839	—	14,839	—
Curtailment gain arising during the period	2,936	—	2,936	—
Prior service cost arising during the period	(48,774)	—	(48,774)	—
Amortization of actuarial loss	5,177	8,125	19,624	17,278
Amortization of prior service cost (credit)	1,826	(1,117)	749	(2,235)
Total defined benefit plans	(23,996)	7,008	(10,626)	15,043
Unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains during the period	(48,819)	98,167	10,989	(29,073)
Reclassification adjustments included in net income	6,691	10,435	17,192	19,430
Total unrealized (losses) gains on cash flow hedges	(42,128)	108,602	28,181	(9,643)
Unrealized gains on marketable securities:
Unrealized gains during the period	—	556	—	242
Total unrealized gains on marketable securities	—	556	—	242
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX	(112,131)	228,344	(5,167)	(164,220)
Income tax benefit (expense) related to other comprehensive (loss) income	27,439	(42,878)	(5,089)	803
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(84,692)	185,466	(10,256)	(163,417)
COMPREHENSIVE INCOME	1,102,406	899,656	1,942,873	1,262,530
Comprehensive income attributable to noncontrolling interests	(78,799)	(85,374)	(152,699)	(124,265)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,023,607	$814,282	$1,790,174	$1,138,265
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 28, 2013
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2012	$57	40	$16	745,749	$1	43,372	$863,714	$1,341,576	$(5,285,625)	(112,410)	$7,904,242	$(678,148)	$4,145,833	$478,595	$4,624,428
Comprehensive income:
Net income											1,800,619		1,800,619	152,510	1,953,129
Other comprehensive loss												(10,445)	(10,445)	189	(10,256)
Comprehensive income													1,790,174		1,942,873
Income tax benefit on share-based compensation plans								194,447					194,447		194,447
Purchases of Class A ordinary shares								40,291	(664,746)	(9,708)			(624,455)	(40,291)	(664,746)
Share-based compensation expense							278,112	20,492					298,604		298,604
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(11,472)		(153,490)					(153,490)	(11,553)	(165,043)
Issuances of Class A ordinary shares:
Employee share programs			1	9,911			(441,705)	519,011	182,583	5,819			259,890	16,955	276,845
Upon redemption of Accenture SCA Class I common shares				10,377				47,216					47,216	(47,216)	—
Dividends							25,719				(541,889)		(516,170)	(43,965)	(560,135)
Other, net								15,475			(5,175)		10,300	(17,702)	(7,402)
Balance as of February 28, 2013	$57	40	$17	766,037	$1	31,900	$725,840	$2,025,018	$(5,767,788)	(116,299)	$9,157,797	$(688,593)	$5,452,349	$487,522	$5,939,871
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2013 and February 29, 2012
(In thousands of U.S. dollars)
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,953,129	$1,425,947
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	297,190	279,635
Reorganization (benefits) costs, net	(223,302)	823
Share-based compensation expense	298,604	261,517
Deferred income taxes, net	(52,638)	(61,535)
Other, net	1,386	12,402
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(378,655)	(192,300)
Unbilled services, current and non-current	(27,419)	(72,101)
Other current and non-current assets	36,595	(112,141)
Accounts payable	(30,382)	(96,897)
Deferred revenues, current and non-current	1,123	248,782
Accrued payroll and related benefits	(449,584)	(242,201)
Income taxes payable, current and non-current	(375,854)	(110,161)
Other current and non-current liabilities	(524,784)	(8,699)
Net cash provided by operating activities	525,409	1,333,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	—	6,748
Purchases of available-for-sale investments	—	(6,726)
Proceeds from sales of property and equipment	2,351	1,906
Purchases of property and equipment	(176,788)	(166,254)
Purchases of businesses and investments, net of cash acquired	(297,963)	(162,876)
Net cash used in investing activities	(472,400)	(327,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	276,845	228,879
Purchases of shares	(829,789)	(750,079)
Repayments of long-term debt, net	(6)	(929)
Cash dividends paid	(560,135)	(474,896)
Excess tax benefits from share-based payment arrangements	85,975	57,975
Other, net	(15,976)	(26,849)
Net cash used in financing activities	(1,043,086)	(965,899)
Effect of exchange rate changes on cash and cash equivalents	(14,363)	(172,302)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,004,440)	(132,332)
CASH AND CASH EQUIVALENTS, beginning of period	6,640,526	5,701,078
CASH AND CASH EQUIVALENTS, end of period	$5,636,086	$5,568,746
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.
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
Allowances for Client Receivables and Unbilled Services
As of February 28, 2013 and August 31, 2012, total allowances recorded for client receivables and unbilled services were $75,015 and $64,874, respectively.
Accumulated Depreciation
As of February 28, 2013 and August 31, 2012, total accumulated depreciation was $1,692,729 and $1,548,256, respectively.
Recently Adopted Accounting Pronouncement
In September 2012, the Company adopted guidance issued by the Financial Accounting Standards Board which requires companies to present net income and other comprehensive income in either one continuous statement or in two separate but consecutive statements. The adoption of this guidance resulted in a change in the presentation of the components of comprehensive income, which are now presented in the Consolidated Statements of Comprehensive Income rather than in the Consolidated Shareholders’ Equity Statement, under Item 1, “Financial Statements.”

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Basic Earnings per share
Net income attributable to Accenture plc	$1,101,802	$643,923	$1,800,619	$1,286,009
Basic weighted average Class A ordinary shares	649,520,337	646,452,990	644,608,780	645,390,718
Basic earnings per share	$1.70	$1.00	$2.79	$1.99
Diluted Earnings per share
Net income attributable to Accenture plc	$1,101,802	$643,923	$1,800,619	$1,286,009
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	78,363	60,588	137,318	122,544
Net income for diluted earnings per share calculation	$1,180,165	$704,511	$1,937,937	$1,408,553
Basic weighted average Class A ordinary shares	649,520,337	646,452,990	644,608,780	645,390,718
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	46,167,560	60,849,809	50,091,766	61,501,352
Diluted effect of employee compensation related to Class A ordinary shares (2)	19,010,082	22,364,899	20,193,716	23,273,549
Diluted effect of share purchase plans related to Class A ordinary shares	109,701	142,382	83,130	145,124
Diluted weighted average Class A ordinary shares (2)	714,807,680	729,810,080	714,977,392	730,310,743
Diluted earnings per share (2)	$1.65	$0.97	$2.71	$1.93
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

(2)
Diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts for the three and six months ended February 29, 2012 have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the first quarter of fiscal 2013 payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

3. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended February 28, 2013 and February 29, 2012 were (0.5)% and 20.5%, respectively. The Company’s effective tax rates for the six months ended February 28, 2013 and February 29, 2012 were 12.3% and 24.6%, respectively. During the three months ended February 28, 2013, the Company recorded a benefit of $242,938 related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rates were also impacted by reorganization benefits of $224,255, which increased income before income taxes without any increase in income tax expense. Absent these items, the effective tax rates would have been 24.8% and 25.8% for the three and six months ended February 28, 2013, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. REORGANIZATION (BENEFITS) COSTS, NET
In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These included liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. The Company has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.
The Company’s reorganization activity was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Reorganization liability, beginning of period	$279,032	$284,465	$268,806	$307,286
Final determinations	(224,255)	—	(224,255)	—
Interest expense accrued	488	415	953	823
Other adjustments	2,745	—	2,745	—
Foreign currency translation adjustments	6,269	3,033	16,030	(20,196)
Reorganization liability, end of period	$64,279	$287,913	$64,279	$287,913
As a result of final determinations, certain reorganization liabilities established in connection with our transition to a corporate structure in 2001 are no longer probable. Accordingly, the Company recorded net reorganization benefits of $223,767 during the three months ended February 28, 2013. These benefits included a $224,255 reduction in reorganization liabilities, partially offset by $488 of interest expense associated with carrying these liabilities. As of February 28, 2013, reorganization liabilities of $51,839 were included in Other accrued liabilities because final determinations could occur within 12 months, and reorganization liabilities of $12,440 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. As of February 28, 2013, only a small number of countries remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that country, current and former partners, and the Company, have been engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, many of which have been resolved and others of which could result in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS AND GOODWILL
During the six months ended February 28, 2013, the Company acquired the net assets of a provider of clinical and regulatory information management solutions and software for the pharmaceutical industry. In addition, the Company completed several individually immaterial acquisitions. The total consideration for all acquisitions was $297,963. In connection with the acquisitions during the six months ended February 28, 2013, the Company recorded goodwill of $228,031, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to prior period acquisitions. The Company also recorded $62,400 in intangible assets, primarily related to customer relationships and technology-related assets. The intangible assets are being amortized over one to 12 years. The pro forma effects on the Company’s operations were not material.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2012	Additions/ Adjustments	Foreign Currency Translation Adjustments	February 28, 2013
Communications, Media & Technology	$168,413	$27,078	$(4,152)	$191,339
Financial Services	407,956	26,222	229	434,407
Health & Public Service	285,333	10,399	(440)	295,292
Products	270,178	155,375	702	426,255
Resources	83,503	8,629	(187)	91,945
Total	$1,215,383	$227,703	$(3,848)	$1,439,238

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. SHAREHOLDERS’ EQUITY
Other Comprehensive (Loss) Income
The computation of Other comprehensive (loss) income and its components are presented in the Consolidated Statements of Comprehensive Income. The related before tax, income tax benefit (expense) and net of tax amounts for each component were as follows:

	Three Months Ended
	February 28, 2013			February 29, 2012
	Before Tax	Income Tax Benefit (Expense)	Net of Tax	Before Tax	Income Tax Expense	Net of Tax
Foreign currency translation adjustments	$(46,007)	$(60)	$(46,067)	$112,178	$(1,054)	$111,124
Defined benefit plans	(23,996)	10,146	(13,850)	7,008	(2,709)	4,299
Unrealized (losses) gains on cash flow hedges	(42,128)	17,353	(24,775)	108,602	(39,115)	69,487
Unrealized gains on marketable securities	—	—	—	556	—	556
Other comprehensive (loss) income	$(112,131)	$27,439	$(84,692)	$228,344	$(42,878)	$185,466

	Six Months Ended
	February 28, 2013			February 29, 2012
	Before Tax	Income Tax Benefit (Expense)	Net of Tax	Before Tax	Income Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustments	$(22,722)	$(269)	$(22,991)	$(169,862)	$1,339	$(168,523)
Defined benefit plans	(10,626)	4,792	(5,834)	15,043	(5,450)	9,593
Unrealized gains (losses) on cash flow hedges	28,181	(9,612)	18,569	(9,643)	4,914	(4,729)
Unrealized gains on marketable securities	—	—	—	242	—	242
Other comprehensive (loss) income	$(5,167)	$(5,089)	$(10,256)	$(164,220)	$803	$(163,417)
Dividends
The Company’s dividend activity during the six months ended February 28, 2013 was as follows:

	Dividend Per	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash
Dividend Payment Date	Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Outlay
November 15, 2012	$0.81	October 12, 2012	$516,170	October 9, 2012	$43,965	$560,135
The payment of the cash dividends also resulted in the issuance of additional restricted share units to holders of restricted share units. Diluted weighted average Accenture plc Class A ordinary share amounts have been restated for all periods presented to reflect this issuance. For additional information, see Note 2 (Earnings Per Share).
Subsequent Event
On March 27, 2013, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.81 per share on Accenture plc Class A ordinary shares for shareholders of record at the close of business on April 12, 2013. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.81 per share on its Class I common shares for shareholders of record at the close of business on April 9, 2013. Both dividends are payable on May 15, 2013. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

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
The activity related to the change in net unrealized (losses) gains on cash flow hedges in Accumulated other comprehensive loss was as follows:

	Six Months Ended
	February 28, 2013	February 29, 2012
Net unrealized (losses) gains on cash flow hedges, beginning of period	$(31,752)	$52,315
Change in fair value	10,989	(29,073)
Reclassification adjustments into Cost of services	17,192	19,430
Portion attributable to Noncontrolling interests	(1,751)	825
Net unrealized (losses) gains on cash flow hedges, end of period	$(5,322)	$43,497
As of February 28, 2013, $(16,624) of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income, net in the Consolidated Income Statement and, for the three and six months ended February 28, 2013, was not material. In addition, the Company did not discontinue any cash flow hedges during the three and six months ended February 28, 2013.
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $(15,764) and a net gain of $20,923 for the three and six months ended February 28, 2013, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $53,918 and a net loss of $(84,860) for the three and six months ended February 29, 2012, respectively. Gains and losses on these contracts are recorded in Other income, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 28, 2013	August 31, 2012
Assets
Cash Flow Hedges
Other current assets	$27,620	$15,392
Other non-current assets	25,134	36,106
Other Derivatives
Other current assets	6,795	9,988
Total assets	$59,549	$61,486
Liabilities
Cash Flow Hedges
Other accrued liabilities	$37,771	$59,458
Other non-current liabilities	18,233	23,471
Other Derivatives
Other accrued liabilities	10,567	11,147
Total liabilities	$66,571	$94,076
Total fair value	$(7,022)	$(32,590)
Total notional value	$4,809,278	$4,853,191

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of February 28, 2013 and August 31, 2012, the Company has reflected the fair value of $89,679 and $95,957, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, our consulting arrangements may include warranty provisions that our solutions will substantially operate in accordance with the applicable system requirements. Indemnification provisions are also included in arrangements under which the Company agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.
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
As of February 28, 2013 and August 31, 2012, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $739,000 and $596,000, respectively, of which all but approximately $18,000 and $21,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
To date, the Company has not been required to make any significant payment under any of the arrangements described above. The Company has assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations and/or indemnification provisions and believes that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole.
Legal Contingencies
As of February 28, 2013, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	February 28, 2013		February 29, 2012
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,411,489	$225,744	$1,481,378	$203,406
Financial Services	1,508,865	244,158	1,376,619	142,714
Health & Public Service	1,192,698	188,218	1,055,879	99,593
Products	1,680,719	264,234	1,584,596	184,257
Resources	1,251,874	242,178	1,293,201	259,329
Other	12,397	—	5,577	—
Total	$7,058,042	$1,164,532	$6,797,250	$889,299

	Six Months Ended
	February 28, 2013		February 29, 2012
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$2,870,275	$408,792	$3,016,564	$431,933
Financial Services	3,071,807	485,256	2,860,458	357,569
Health & Public Service	2,367,408	331,677	2,110,181	212,427
Products	3,379,262	499,926	3,254,149	403,032
Resources	2,573,339	487,555	2,620,076	465,476
Other	15,912	—	10,319	—
Total	$14,278,003	$2,213,206	$13,871,747	$1,870,437

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
Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility in markets around the world, as well as economic and geopolitical uncertainty in many of the markets where we operate, which is impacting, and we expect will continue to impact, our business. Such volatility and uncertainty adversely affects our clients and the levels of business activities in some industries and geographies where we operate. This has also impacted the types of services our clients are demanding; for example, clients are requesting a higher volume of outsourcing services, placing a greater emphasis on cost savings initiatives and procuring services over longer time frames. These changing demand patterns could have a material adverse effect on our new contract bookings and results of operations. We continue to monitor this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2013 were $7.06 billion, compared with $6.80 billion for the second quarter of fiscal 2012, an increase of 4% in both U.S. dollars and local currency. Net revenues for the six months ended February 28, 2013 were $14.28 billion, compared with $13.87 billion for the six months ended February 29, 2012, an increase of 3% in U.S. dollars and 5% in local currency. During the second quarter of fiscal 2013, Health & Public Service, Financial Services and Products experienced year-over-year revenue growth in local currency, while Communications, Media & Technology and Resources experienced year-over-year revenue declines in local currency. Revenue growth in local currency was strong in outsourcing, while consulting revenue declined slightly during the second quarter of fiscal 2013. We expect quarterly year-over-year revenues to continue to increase modestly in the second half of fiscal 2013 and continue to vary across operating groups and geographic regions, with growth in certain areas of our business partially offset by lower growth or declines in other areas.
In our consulting business, net revenues for the second quarter of fiscal 2013 were $3.75 billion, compared with $3.78 billion for the second quarter of fiscal 2012, a decrease of 1% in both U.S. dollars and local currency. Net consulting revenues for the six months ended February 28, 2013 were $7.71 billion, compared with $7.86 billion for the six months ended February 29, 2012, a decrease of 2% in U.S. dollars and flat in local currency. Health & Public Service experienced strong consulting revenue growth in local currency during the second quarter of fiscal 2013. Year-over-year consulting revenue growth in local currency was slight in Financial Services, flat in Products and declined in Communications, Media & Technology and Resources. In our consulting business in these four operating groups, clients reduced their demand for short to medium term projects compared to the second quarter of fiscal 2012. At the same time, we continued to experience year-over-year increased demand for larger transformational projects that were of longer duration and are converting to revenue at a slower rate. Based on new contract bookings and future contracted revenues, we expect to return to positive consulting revenue growth in the second half of fiscal 2013. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience demand for our services in emerging technologies, including analytics, cloud computing and mobility. Compared to fiscal 2012, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue. While the business environment remained competitive, pricing was relatively stable.
In our outsourcing business, net revenues for the second quarter of fiscal 2013 were $3.31 billion, compared with $3.02 billion for the second quarter of fiscal 2012, an increase of 9% in U.S. dollars and 10% in local currency. Net outsourcing revenues for the six months ended February 28, 2013 were $6.56 billion, compared with $6.01 billion for the six months ended February 29, 2012, an increase of 9% in U.S. dollars and 11% in local currency. Year-over-year outsourcing revenue growth in local currency was strong during the second quarter of fiscal 2013, driven by Financial Services, Products and Health & Public Service. Outsourcing net revenues as a percentage of total net revenues increased to 47% in the second quarter of fiscal 2013 from 44% in the second quarter of fiscal 2012, driven by higher demand for outsourcing services, particularly in Financial Services and Products. We expect outsourcing revenue growth for fiscal 2013 to continue to moderate from the significant year-over-year growth that we experienced in fiscal 2012. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Growth in outsourcing was driven by higher volumes, scope and geographic expansions and new work at existing clients and services for new clients. Compared to fiscal 2012, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the second quarter of fiscal 2012, there was no aggregate foreign currency translation impact during the second quarter of fiscal 2013, resulting in U.S. dollar revenue growth that was the same as our revenue growth in local currency. When compared to the six months ended February 29, 2012, the U.S. dollar strengthened against many currencies during the six months ended February 28, 2013. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% lower than our revenue growth in local currency for the six months ended February 28, 2013. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2013, we estimate the foreign-exchange impact to our full fiscal 2013 revenue growth will be approximately 1% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the second quarter of fiscal 2013 was approximately 88%, flat with the first quarter of fiscal 2013, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 261,000 as of February 28, 2013, compared with approximately 259,000 as of November 30, 2012 and 246,000 as of February 29, 2012. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2013 was 11%, flat with the first quarter of fiscal 2013 and down from 12% in the second quarter of fiscal 2012. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2013 became effective September 1, 2012. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing services; deploy our employees globally on a timely basis; manage attrition; recover increases in compensation; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2013 was 31.6%, compared with 31.1% for the second quarter of fiscal 2012. Gross margin for the six months ended February 28, 2013 was 32.2%, compared with 31.5% for the six months ended February 29, 2012. The increase in gross margin for the six months ended February 28, 2013 was principally due to higher outsourcing contract profitability, partially offset by higher payroll costs associated with holiday time and investments in offerings.
Sales and marketing and general and administrative costs as a percentage of net revenues were 18.3% for both the second quarter of fiscal 2013 and the six months ended February 28, 2013, compared with 18.0% for both the second quarter of fiscal 2012 and the six months ended February 29, 2012. Sales and marketing costs are driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For the six months ended February 28, 2013 compared to the six months ended February 29, 2012, sales and marketing costs as a percentage of net revenues increased 30 basis points as a result of higher selling and other business development costs associated with generating higher new contract bookings and replenishing our pipeline of business opportunities. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating expenses in the second quarter of fiscal 2013 included reorganization benefits of $224 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, see Note 4 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements under Item 1, "Financial Statements."
Operating income for the second quarter of fiscal 2013 was $1,165 million, compared with $889 million for the second quarter of fiscal 2012. Operating income for the six months ended February 28, 2013 was $2,213 million, compared with $1,870 million for the six months ended February 29, 2012. Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2013 was 16.5%, compared with 13.1% for the second quarter of fiscal 2012. Operating margin for the six months ended February 28, 2013 was 15.5%, compared with 13.5% for the six months ended February 29, 2012. Reorganization benefits of $224 million recorded in the second quarter of fiscal 2013 increased operating margin by 320 and 160 basis points for the second quarter of fiscal 2013 and six months ended February 28, 2013, respectively. Excluding the effects of the reorganization benefits, operating margin would have been 13.3% for the second quarter of fiscal 2013 and 13.9% for the six months ended February 28, 2013, increases of 20 and 40 basis points, respectively, compared with the same periods in fiscal 2012.
The effective tax rates for the second quarter of fiscal 2013 and the six months ended February 28, 2013 were (0.5)% and 12.3%, respectively. During the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rate was also impacted by reorganization benefits of $224 million, which increased income before income taxes without any increase in income tax expense. Absent these items, our effective tax rates for the second quarter of fiscal 2013 and the six months ended February 28, 2013 would have been 24.8% and 25.8%, respectively.
Diluted earnings per share were $1.65 for the second quarter of fiscal 2013, compared with $0.97 for the second quarter of fiscal 2012. The $0.68 increase in our earnings per share included the impact of the $243 million tax benefit related to settlements of U.S. federal tax audits, which increased earnings per share by $0.34, and reorganization benefits of $224 million, which increased earnings per share by $0.31. Excluding the impact of these benefits, earnings per share increased $0.03 compared with the second quarter of fiscal 2012.
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

Bookings and Backlog
New contract bookings for the second quarter of fiscal 2013 were $9.12 billion, with consulting bookings of $4.40 billion and outsourcing bookings of $4.72 billion. New contract bookings for the six months ended February 28, 2013 were $16.59 billion, with consulting bookings of $8.56 billion and outsourcing bookings of $8.03 billion.
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

Results of Operations for the Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended
	February 28, 2013	February 29, 2012			February 28, 2013	February 29, 2012
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,411	$1,481	(5)%	(4)%	20%	22%
Financial Services	1,509	1,377	10	10	21	20
Health & Public Service	1,193	1,056	13	13	17	16
Products	1,681	1,585	6	6	24	23
Resources	1,252	1,293	(3)	(3)	18	19
Other	12	6	n/m	n/m	—	—
TOTAL NET REVENUES (1)	7,058	6,797	4%	4%	100%	100%
Reimbursements	435	463	(6)
TOTAL REVENUES	$7,493	$7,260	3%
GEOGRAPHIC REGIONS
Americas	$3,280	$3,028	8%	9%	46%	45%
EMEA (2)	2,800	2,798	—	(1)	40	41
Asia Pacific	978	971	1	2	14	14
TOTAL NET REVENUES	$7,058	$6,797	4%	4%	100%	100%
TYPE OF WORK
Consulting	$3,753	$3,775	(1)%	(1)%	53%	56%
Outsourcing	3,305	3,022	9	10	47	44
TOTAL NET REVENUES	$7,058	$6,797	4%	4%	100%	100%
_______________
n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
Revenue growth in local currency was strong in outsourcing during the second quarter of fiscal 2013, driven by Financial Services, Products and Health & Public Service. Consulting revenues declined slightly in local currency during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Health & Public Service experienced strong consulting revenue growth in local currency during the second quarter of fiscal 2013. Year-over-year consulting revenue growth in local currency was slight in Financial Services, flat in Products and declined in Communications, Media & Technology and Resources.
The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012:
Operating Groups

•
Communications, Media & Technology net revenues decreased 4% in local currency. Outsourcing revenues reflected slight growth, driven by Media & Entertainment across all geographic regions and Communications in Americas and Asia Pacific. This growth was partially offset by a significant decline in Electronics & High Tech in EMEA, principally due to an expected year-over-year revenue decline from one contract. The revenue decline on this contract is expected to result in a slight decline in outsourcing revenues in the near term. Consulting revenues declined significantly, due to Electronics & High Tech in EMEA and Asia Pacific, Communications in Americas and Asia Pacific, and Media & Entertainment across all geographic regions. These declines were partially offset by strong growth in Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues in the second quarter of fiscal 2013. We expect our revenue growth to continue to be challenged in the near term.

•
Financial Services net revenues increased 10% in local currency. Outsourcing revenues reflected significant growth, driven by all industry groups in Americas and Banking and Insurance in EMEA. Consulting revenues reflected slight growth, with significant growth in Insurance in Americas, Capital Markets in EMEA and all industry groups in Asia Pacific. These increases were partially offset by declines in Banking in EMEA and Americas and Insurance in EMEA. Changes in the banking and capital markets industries continue to influence the business needs of our clients. This is resulting in higher current demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services, particularly in Banking.

•
Health & Public Service net revenues increased 13% in local currency. Consulting revenues reflected strong growth, led by Public Service in Asia Pacific and Health in Americas and EMEA. This growth was partially offset by a decline in Public Service in EMEA. Outsourcing revenues also reflected strong growth, led by Public Service in Americas and Health in Asia Pacific.

•
Products net revenues increased 6% in local currency. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions and industry groups, led by Retail, Industrial Equipment and Life Sciences. Consulting revenues were flat, as growth in Americas in Life Sciences and Industrial Equipment and EMEA in Life Sciences was offset by declines in Asia Pacific across most industry groups, Americas in Consumer Goods & Services and Air, Freight & Travel Services, and EMEA in Retail.

•
Resources net revenues decreased 3% in local currency. Outsourcing revenues reflected slight growth, driven by all industry groups in EMEA and Utilities in Asia Pacific. This growth was partially offset by declines in Utilities and Energy in Americas. Consulting revenues decreased, due to declines in Natural Resources in Americas and Asia Pacific, Energy in Americas and Utilities in EMEA. These decreases were partially offset by growth in Chemicals in Americas. Some of our clients, primarily in Natural Resources and Utilities, are reducing their level of consulting investments, as several projects have ended or have transitioned to smaller phases. Additionally, demand for our outsourcing services has moderated. These trends negatively impacted our revenues in the second quarter of fiscal 2013, and we expect this to continue in the near term.

Geographic Regions

•	Americas net revenues increased 9% in local currency, led by the United States.

•
EMEA net revenues decreased 1% in local currency. We experienced a significant decline in Finland, principally due to an expected year-over-year decline from one contract in Communications, Media & Technology, as well as declines in Sweden and the United Kingdom. These declines were offset by growth in most countries across the remainder of the region, led by South Africa, Germany, the Netherlands, Italy, Switzerland and Ireland.

•	Asia Pacific net revenues increased 2% in local currency, driven by growth in Australia, China and Singapore, partially offset by declines in Japan, Malaysia and South Korea.
Operating Expenses
Operating expenses for the second quarter of fiscal 2013 were $6,329 million, a decrease of $42 million from the second quarter of fiscal 2012, and decreased as a percentage of revenues to 84.5% from 87.8% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2013 were $5,894 million, a decrease of $14 million from the second quarter of fiscal 2012, and decreased as a percentage of net revenues to 83.5% from 86.9% during this period.
Cost of Services
Cost of services for the second quarter of fiscal 2013 was $5,263 million, an increase of $119 million, or 2%, over the second quarter of fiscal 2012, and decreased as a percentage of revenues to 70.2% from 70.8% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2013 was $4,828 million, an increase of $147 million, or 3%, over the second quarter of fiscal 2012, and decreased as a percentage of net revenues to 68.4% from 68.9% during this period. Gross margin for the second quarter of fiscal 2013 increased to 31.6% from 31.1% for the second quarter of fiscal 2012, principally due to higher outsourcing contract profitability, partially offset by higher payroll costs associated with holiday time and investments in offerings.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2013 was $834 million, an increase of $62 million, or 8%, over the second quarter of fiscal 2012, and increased as a percentage of net revenues to 11.8% from 11.4% during this period. The increase as a percentage of net revenues was primarily driven by higher selling and other business development costs associated with generating higher new contract bookings and expanding our pipeline of business opportunities.

General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2013 were $456 million, an increase of $1 million over the second quarter of fiscal 2012, and decreased as a percentage of net revenues to 6.5% from 6.7% during this period.
Reorganization (Benefits) Costs, net
We recorded net reorganization benefits of $224 million during the second quarter of fiscal 2013 as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. As of February 28, 2013, the remaining liability for reorganization costs was $64 million, of which $52 million was classified as current liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. For additional information, refer to Note 4 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements above under Item 1, "Financial Statements."

Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2013 was $1,165 million, an increase of $275 million, or 31%, over the second quarter of fiscal 2012, and increased as a percentage of net revenues to 16.5% from 13.1% during this period. The reorganization benefits of $224 million recorded in the second quarter of fiscal 2013 increased operating margin by 320 basis points. Excluding the effects of the reorganization benefits, operating margin for the second quarter of fiscal 2013 increased 20 basis points compared with the second quarter of fiscal 2012.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	February 28, 2013		February 29, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$226	16%	$203	14%
Financial Services	244	16	143	10
Health & Public Service	188	16	100	9
Products	264	16	184	12
Resources	242	19	259	20
Total (1)	$1,165	16.5%	$889	13.1%
 _______________

(1)	May not total due to rounding.

Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Three Months Ended
	February 28, 2013				February 29, 2012
		Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2) (3)	Operating Margin (2)	Operating Income	Operating Margin	Increase (Decrease) (3)
	(in millions of U.S. dollars)
Communications, Media & Technology	$226	$43	$182	13%	$203	14%	$(21)
Financial Services	244	48	196	13	143	10	53
Health & Public Service	188	39	149	12	100	9	49
Products	264	53	211	13	184	12	27
Resources	242	40	202	16	259	20	(58)
Total (3)	$1,165	$224	$940	13.3%	$889	13.1%	$51
 _______________

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

(3)	May not total due to rounding.
During the second quarter of fiscal 2013, each operating group recorded a portion of the $224 million in reorganization benefits. The commentary below provides additional insight into operating group performance and operating margin for the second quarter of fiscal 2013, exclusive of the reorganization benefits, compared with the second quarter of fiscal 2012. See “—Reorganization (Benefits) Costs, net.”

•
Communications, Media & Technology operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues, partially offset by improved outsourcing contract profitability.

•
Financial Services operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing contract profitability. Operating income for the second quarter of fiscal 2012 included the impact of costs related to acquisitions.

•	Health & Public Service operating income increased, primarily due to revenue growth and improved outsourcing contract profitability.

•	Products operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing and consulting contract profitability.

•	Resources operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues.
Other Income, net
Other income, net for the second quarter of fiscal 2013 was $11 million, an increase of $6 million over the second quarter of fiscal 2012. The change was primarily driven by investment gains during the second quarter of fiscal 2013, partially offset by net foreign exchange losses during the second quarter of fiscal 2013 compared to net foreign exchange gains during the second quarter of fiscal 2012.
(Benefit from) Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2013 was (0.5)%, compared with 20.5% for the second quarter of fiscal 2012. During the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rate was also impacted by reorganization benefits of $224 million, which increased income before income taxes without any increase in income tax expense. Absent these items, our effective tax rate for the second quarter of fiscal 2013 would have been 24.8%.
Our provision for income taxes is based on many factors and subject to volatility year to year. As a result of these benefits, we expect the fiscal 2013 annual effective tax rate to be in the range of 19% to 20%. The fiscal 2012 annual effective tax rate was 27.6%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the second quarter of fiscal 2013 was $85 million, an increase of $15 million, or 21%, over the second quarter of fiscal 2012. The increase was due to higher Net income of $473 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 7% for the second quarter of fiscal 2013 from 9% for the second quarter of fiscal 2012.
Earnings Per Share
Diluted earnings per share were $1.65 for the second quarter of fiscal 2013, compared with $0.97 for the second quarter of fiscal 2012. The $0.68 increase in our earnings per share included the impact of the $243 million tax benefit related to settlements of U.S. federal tax audits, which increased earnings per share by $0.34, and reorganization benefits of $224 million, which increased earnings per share by $0.31. Excluding the impact of these benefits, earnings per share increased $0.03 compared with the second quarter of fiscal 2012, due to increases of $0.06 from higher revenues and operating results, $0.02 from lower weighted average shares outstanding and $0.01 from higher non-operating income. These increases were partially offset by a decrease of $0.06 from a higher effective tax rate, excluding the impact of the tax benefit related to settlements of U.S. federal tax audits and reorganization benefits. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Six Months Ended February 28, 2013 Compared to the Six Months Ended February 29, 2012
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Six Months Ended
	February 28, 2013	February 29, 2012			February 28, 2013	February 29, 2012
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,870	$3,017	(5)%	(3)%	20%	22%
Financial Services	3,072	2,860	7	10	21	21
Health & Public Service	2,367	2,110	12	13	17	15
Products	3,379	3,254	4	6	24	23
Resources	2,573	2,620	(2)	—	18	19
Other	16	10	n/m	n/m	—	—
TOTAL NET REVENUES (1)	14,278	13,872	3%	5%	100%	100%
Reimbursements	883	977	(10)
TOTAL REVENUES	$15,161	$14,849	2%
GEOGRAPHIC REGIONS
Americas	$6,613	$6,103	8%	9%	46%	44%
EMEA	5,625	5,807	(3)	—	40	42
Asia Pacific	2,040	1,962	4	5	14	14
TOTAL NET REVENUES	$14,278	$13,872	3%	5%	100%	100%
TYPE OF WORK
Consulting	$7,714	$7,859	(2)%	—%	54%	57%
Outsourcing	6,564	6,013	9	11	46	43
TOTAL NET REVENUES	$14,278	$13,872	3%	5%	100%	100%
_______________
n/m = not meaningful

(1)	May not total due to rounding.
Net Revenues
Revenue growth in local currency was strong in outsourcing during the six months ended February 28, 2013, driven by Financial Services, Products and Health & Public Service. Consulting revenues were flat in local currency during the six months ended February 28, 2013 compared to the six months ended February 29, 2012. Health & Public Service experienced strong consulting revenue growth in local currency during the six months ended February 28, 2013. Year-over-year consulting revenue growth in local currency was slight in Financial Services and declined in Communications, Media & Technology, Resources and Products.
The following net revenues commentary discusses local currency net revenue changes for the six months ended February 28, 2013 compared to the six months ended February 29, 2012:
Operating Groups

•
Communications, Media & Technology net revenues decreased 3% in local currency. Outsourcing revenues reflected modest growth, driven by growth in Communications and Media & Entertainment across all geographic regions, partially offset by a significant decline in Electronics & High Tech in EMEA, principally due to an expected year-over-year revenue decline from one contract. The revenue decline on this contract is expected to result in a slight decline in outsourcing revenues in the near term. Consulting revenues declined significantly, due to declines in Communications in Americas and Asia Pacific, Electronics & High Tech in EMEA and Asia Pacific, and Media & Entertainment across all geographic regions, partially offset by strong growth in Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues during the first half of fiscal 2013. We expect our revenue growth to continue to be challenged in the near term.

•
Financial Services net revenues increased 10% in local currency. Outsourcing revenues reflected significant growth, driven by all industry groups in Americas and Banking in EMEA, including the impact of an acquisition in Banking during the first half of fiscal 2012. Consulting revenues reflected slight growth, with significant growth in Insurance in Americas, Capital Markets in EMEA and all industry groups in Asia Pacific. These increases were partially offset by declines in Banking in EMEA and Americas and Insurance in EMEA. Changes in the banking and capital markets industries continue to influence the business needs of our clients. This is resulting in higher current demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services, particularly in Banking.

•
Health & Public Service net revenues increased 13% in local currency. Consulting revenues reflected strong growth, led by Public Service in Asia Pacific and Health in Americas and EMEA. This growth was partially offset by a decline in Public Service in EMEA. Outsourcing revenues also reflected strong growth, led by Public Service in Americas and Health in Asia Pacific.

•
Products net revenues increased 6% in local currency. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Retail, Life Sciences and Industrial Equipment. Consulting revenues reflected a slight decline, as declines in Asia Pacific across most industry groups and in Retail and Consumer Goods & Services in both EMEA and Americas were partially offset by growth in Life Sciences in Americas and EMEA and Infrastructure & Transportation Services in Americas.  Some of our clients, primarily in Consumer Goods and Retail, reduced and/or deferred their investment in consulting, which negatively impacted our consulting revenues.

•
Resources net revenues were flat in local currency. Outsourcing revenues reflected modest growth, driven by all industry groups in EMEA and Utilities in Asia Pacific. This growth was partially offset by a decline in Utilities in Americas. Consulting revenues reflected a modest decline, due to declines in Natural Resources in Americas and Asia Pacific, Utilities in EMEA and Energy in Americas. These declines were partially offset by growth in Chemicals across all geographic regions and Natural Resources in EMEA. Some of our clients, primarily in Natural Resources and Utilities, are reducing their level of consulting investments, as several projects have ended or have transitioned to smaller phases. Additionally, demand for our outsourcing services has moderated. These trends negatively impacted our revenues in the first half of fiscal 2013, and we expect this to continue in the near term.

Geographic Regions

•	Americas net revenues increased 9% in local currency, led by the United States and Brazil.

•
EMEA net revenues were flat in local currency. We experienced a significant decline in Finland, principally due to an expected year-over-year decline from one contract in Communications, Media & Technology, as well as declines in Sweden and the United Kingdom. These declines were offset by growth in South Africa, Germany, Ireland, Switzerland, Italy and the Netherlands.

•	Asia Pacific net revenues increased 5% in local currency, driven by growth in Australia, China and Singapore, partially offset by declines in Malaysia and South Korea and flat growth in Japan.
Operating Expenses
Operating expenses for the six months ended February 28, 2013 were $12,948 million, a decrease of $30 million from the six months ended February 29, 2012, and decreased as a percentage of revenues to 85.4% from 87.4% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2013 were $12,065 million, an increase of $63 million, or 1%, over the six months ended February 29, 2012, and decreased as a percentage of net revenues to 84.5% from 86.5% during this period.
Cost of Services
Cost of services for the six months ended February 28, 2013 was $10,565 million, an increase of $84 million, or 1%, over the six months ended February 29, 2012, and decreased as a percentage of revenues to 69.7% from 70.6% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2013 was $9,681 million, an increase of $178 million, or 2%, over the six months ended February 29, 2012, and decreased as a percentage of net revenues to 67.8% from 68.5% during this period. Gross margin for the six months ended February 28, 2013 increased to 32.2% from 31.5% during this period, principally due to higher outsourcing contract profitability, partially offset by higher payroll costs associated with holiday time and investments in offerings.
Sales and Marketing

Sales and marketing expense for the six months ended February 28, 2013 was $1,702 million, an increase of $92 million, or 6%, over the six months ended February 29, 2012, and increased as a percentage of net revenues to 11.9% from 11.6% during this period. This increase as a percentage of net revenues was primarily driven by higher selling and other business development costs associated with generating higher new contract bookings and expanding our pipeline of business opportunities.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2013 were $904 million, an increase of $18 million, or 2%, over the six months ended February 29, 2012, and decreased as a percentage of net revenues to 6.3% from 6.4% during this period.
Reorganization (Benefits) Costs, net
We recorded net reorganization benefits of $224 million during the six months ended February 28, 2013 as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. As of February 28, 2013, the remaining liability for reorganization costs was $64 million, of which $52 million was classified as current liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. For additional information, refer to Note 4 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements above under Item 1, "Financial Statements."

Operating Income and Operating Margin
Operating income for the six months ended February 28, 2013 was $2,213 million, an increase of $343 million, or 18%, over the six months ended February 29, 2012, and increased as a percentage of net revenues to 15.5% from 13.5% during this period. The reorganization benefits of $224 million recorded during the six months ended February 28, 2013 increased operating margin by 160 basis points. Excluding the effects of the reorganization benefits, operating margin for the six months ended February 28, 2013 increased 40 basis points compared to the six months ended February 29, 2012.
Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended
	February 28, 2013		February 29, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$409	14%	$432	14%
Financial Services	485	16	358	13
Health & Public Service	332	14	212	10
Products	500	15	403	12
Resources	488	19	465	18
Total (1)	$2,213	15.5%	$1,870	13.5%
 _______________
(1)    May not total due to rounding.

Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Six Months Ended
	February 28, 2013				February 29, 2012
		Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2) (3)	Operating Margin (2)	Operating Income	Operating Margin	Increase (Decrease) (3)
	(in millions of U.S. dollars)
Communications, Media & Technology	$409	$43	$365	13%	$432	14%	$(66)
Financial Services	485	48	437	14	358	13	80
Health & Public Service	332	39	292	12	212	10	80
Products	500	53	447	13	403	12	44
Resources	488	40	447	17	465	18	(18)
Total (3)	$2,213	$224	$1,989	13.9%	$1,870	13.5%	$119
 _______________

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

(3)	May not total due to rounding.
During the six months ended February 28, 2013, each operating group recorded a portion of the $224 million reorganization benefits. The commentary below provides additional insight into operating group performance and operating margin for the six months ended February 28, 2013, exclusive of the reorganization benefits, compared with the six months ended February 29, 2012. See “—Reorganization (Benefits) Costs, net.”

•
Communications, Media & Technology operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues, partially offset by improved outsourcing contract profitability.

•
Financial Services operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing contract profitability. Operating income for the first half of fiscal 2012 included the impact of costs related to acquisitions.

•	Health & Public Service operating income increased, primarily due to revenue growth and improved outsourcing contract profitability.

•	Products operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing and consulting contract profitability.

•	Resources operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues.
Other Income, net
Other income, net for the six months ended February 28, 2013 was $4 million, a decrease of $6 million from the six months ended February 29, 2012. The change was primarily driven by net foreign exchange losses during the six months ended February 28, 2013 compared to net foreign exchange gains during the six months ended February 29, 2012, partially offset by investment gains during the six months ended February 28, 2013.
(Benefit from) Provision for Income Taxes
The effective tax rate for the six months ended February 28, 2013 was 12.3%, compared with 24.6% for the six months ended February 29, 2012. During the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rate was also impacted by reorganization benefits of $224 million, which increased income before income taxes without any increase in income tax expense. Absent these items, the effective tax rate for the six months ended February 28, 2013 would have been 25.8%.
Our provision for income taxes is based on many factors and subject to volatility year to year. As a result of these benefits, we expect the fiscal 2013 annual effective tax rate to be in the range of 19% to 20%. The fiscal 2012 annual effective tax rate was 27.6%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the six months ended February 28, 2013 was $153 million, an increase of $13 million, or 9%, over the six months ended February 29, 2012. The increase was due to higher Net income of $527 million, partially offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 7% for the six months ended February 28, 2013 from 9% for the six months ended February 29, 2012.
Earnings Per Share
Diluted earnings per share were $2.71 for the six months ended February 28, 2013, compared with $1.93 for the six months ended February 29, 2012. The $0.78 increase in our earnings per share included the impact of the $243 million tax benefit related to settlements of U.S. federal tax audits, which increased earnings per share by $0.34, and reorganization benefits of $224 million, which increased earnings per share by $0.31. Excluding the impact of these benefits, earnings per share increased $0.13 compared with earnings per share for the six months ended February 29, 2012, due to increases of $0.13 from higher revenues and operating results and $0.04 from lower weighted average shares outstanding. These increases were partially offset by decreases of $0.03 from a higher effective tax rate, excluding the impact of the tax benefit related to settlements of U.S. federal tax audits and reorganization benefits, and $0.01 from lower non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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
As of February 28, 2013, Cash and cash equivalents was $5.6 billion, compared with $6.6 billion as of August 31, 2012.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 28, 2013	February 29, 2012	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$525	$1,333	$(808)
Investing activities	(472)	(327)	(145)
Financing activities	(1,043)	(966)	(77)
Effect of exchange rate changes on cash and cash equivalents	(14)	(172)	158
Net decrease in cash and cash equivalents	$(1,004)	$(132)	$(872)
_______________

(1)	May not total due to rounding.
Operating activities: The reduction in operating cash flow was significantly impacted by a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan in November of 2012, which had a net impact of $350 million, after tax. The reduction in operating cash flow was also due to higher net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by higher net income.
Investing activities: The $145 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 5 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $77 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 6 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of February 28, 2013, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	516	—
Local guaranteed and non-guaranteed lines of credit	131	—
Total	$1,647	$—
Under the borrowing facilities described above, we had an aggregate of $179 million of letters of credit outstanding as of February 28, 2013.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of February 28, 2013, our aggregate available authorization was $3,589 million for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the six months ended February 28, 2013 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	6,141,892	$425	—	$—
Other share purchase programs	—	—	2,371,109	165
Other purchases (2)	3,566,474	240	—	—
Total	9,708,366	$665	2,371,109	$165
_______________

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the six months ended February 28, 2013, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

Other Share Redemptions
During the six months ended February 28, 2013, we issued 10,377,280 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2013, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Subsequent Development
On March 27, 2013, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.81 per share on our Class A ordinary shares for shareholders of record at the close of business on April 12, 2013. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.81 per share on its Class I common shares for shareholders of record at the close of business on April 9, 2013. Both dividends are payable on May 15, 2013.
Off-Balance Sheet Arrangements
In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby we have joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, our consulting arrangements may include warranty provisions that our solutions will substantially operate in accordance with the applicable system requirements. Indemnification provisions are also included in arrangements under which we agree to hold the indemnified party harmless with respect to third party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.
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
Recently Adopted Accounting Pronouncement
In September 2012, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which requires companies to present net income and other comprehensive income in either one continuous statement or in two separate but consecutive statements. The adoption of this guidance resulted in a change in the presentation of the components of comprehensive income, which are now presented in the Consolidated Statements of Comprehensive Income rather than in the Consolidated Shareholders’ Equity Statements, under Item 1, “Financial Statements.”
New Accounting Pronouncements
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The provisions of this new guidance are effective for our fiscal 2013 annual goodwill impairment test. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, we do not expect a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

In December 2011, the FASB issued guidance requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheet or that are subject to enforceable master netting arrangements. The new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset and the related net exposure. The new guidance will be effective for Accenture beginning in the first quarter of fiscal 2014, at which time we will include the required disclosures.
In February 2013, the FASB issued guidance requiring enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of Accumulated Other Comprehensive Income (Loss).  The new guidance will be effective for Accenture beginning in the first quarter of fiscal 2014, at which time we will include the required disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 28, 2013, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2012.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2012 — December 31, 2012
Class A ordinary shares	2,825,060	$67.09	1,513,653	$3,925
Class X ordinary shares	3,597,043	$0.0000225	—	—
January 1, 2013 — January 31, 2013
Class A ordinary shares	3,381,801	$69.76	2,741,151	$3,694
Class X ordinary shares	4,315,215	$0.0000225	—	—
February 1, 2013 — February 28, 2013
Class A ordinary shares	1,436,356	$73.04	1,230,593	$3,589
Class X ordinary shares	506,307	$0.0000225	—	—
Total
Class A ordinary shares (4)	7,643,217	$69.39	5,485,397
Class X ordinary shares (5)	8,418,565	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2013, we purchased 5,485,397 Accenture plc Class A ordinary shares under this program for an aggregate price of $382 million. The open-market purchase program does not have an expiration date.

(3)
As of February 28, 2013, our aggregate available authorization for share purchases and redemptions was $3,589 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the second quarter of fiscal 2013, Accenture purchased 2,157,820 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the second quarter of fiscal 2013, we redeemed 8,418,565 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2013. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
December 1, 2012 — December 31, 2012
Class I common shares	374,820	$66.42	—	—
January 1, 2013 — January 31, 2013
Class I common shares	541,114	$70.67	—	—
February 1, 2013 — February 28, 2013
Class I common shares	193,083	$73.35	—	—
Total
Class I common shares	1,109,017	$69.70	—	—
Accenture Canada Holdings Inc.
December 1, 2012 — December 31, 2012
Exchangeable shares	—	$—	—	—
January 1, 2013 — January 31, 2013
Exchangeable shares	10,300	$69.31	—	—
February 1, 2013 — February 28, 2013
Exchangeable shares	8,000	73.11	—	—
Total
Exchangeable shares	18,300	$70.97	—	—
_______________

(1)
During the second quarter of fiscal 2013, we acquired a total of 1,109,017 Accenture SCA Class I common shares and 18,300 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2013, we issued 7,710,986 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of February 28, 2013, our aggregate available authorization for share purchases and redemptions was $3,589 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

10.2	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on February 6, 2013)

10.3	Form of Employment Agreement of executive officers in the United States

10.4	Addendum to Employment Agreement between Accenture LLP and Pamela J. Craig dated as of December 1, 2012

10.5	Employment Agreement between Accenture LLP and William D. Green dated as of December 1, 2012

10.6	Form of Key Executive Performance Share Program Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.7	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.8	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.9	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.10	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture plc 2010 Share Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2013 and February 29, 2012, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2013 and February 29, 2012, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2013, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2013 and February 29, 2012 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 28, 2013

ACCENTURE PLC

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

10.2	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on February 6, 2013)

10.3	Form of Employment Agreement of executive officers in the United States

10.4	Addendum to Employment Agreement between Accenture LLP and Pamela J. Craig dated as of December 1, 2012

10.5	Employment Agreement between Accenture LLP and William D. Green dated as of December 1, 2012

10.6	Form of Key Executive Performance Share Program Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.7	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.8	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.9	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan

10.10	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture plc 2010 Share Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2013 and February 29, 2012, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2013 and February 29, 2012, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2013, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2013 and February 29, 2012 and (vi) the Notes to Consolidated Financial Statements (Unaudited)