Form 10-K
period 2013-08-31
Accenture plc
filed 2013-10-29
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
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
Class X ordinary shares, par value $0.0000225 per share
(Title of Class)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2013 was approximately $48,317,496,293 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $74.36 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 15, 2013 was 773,411,718 (which number includes 137,679,446 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 15, 2013 was 30,282,564.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on January 30, 2014, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2013.

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
ITEM 1.    BUSINESS
Overview

We are one of the world’s leading organizations providing management consulting, technology and outsourcing services, with approximately 275,000 employees; offices and operations in more than 200 cities in 56 countries; and revenues before reimbursements (“net revenues”) of $28.56 billion for fiscal 2013.
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
In fiscal 2013, we continued to implement a strategy focused on industry and technology differentiation, as well as geographic expansion. We combine our capabilities across management consulting, technology and business process outsourcing to provide differentiated, industry- and function-based, end-to-end business services. We continue to invest in strategic initiatives including analytics, cloud computing, insight-driven health, interactive/digital marketing, mobility and smart grid. In fiscal 2013, these investments included a number of acquisitions in interactive/digital marketing. Our geographic expansion strategy focuses on emerging and mature markets with significant growth potential for us. Our priority emerging markets are the

ASEAN (Association of Southeast Asian Nations) countries, Brazil, China, India, Mexico, the Middle East, Russia, South Africa, South Korea and Turkey.
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
Communications, Media & Technology
Our Communications, Media & Technology operating group serves the communications, electronics, high technology, media and entertainment industries. Professionals in this operating group help clients accelerate and deliver digital transformation, enhance their business results through industry-specific solutions and seize the opportunities made possible by the convergence of communications, computing and content. Examples of our services include helping clients develop cost-effective operations, create business model innovations, and digitally engage and entertain their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Communications.  Our Communications industry group serves most of the world’s leading wireline, wireless, cable and satellite communications and service providers. We provide a range of services designed to help our communications clients grow revenues, increase profitability and improve customer satisfaction. We offer a portfolio of consulting, technology and outsourcing services designed to address major business and operational issues related to sales and service channels, billing and revenue management, new product innovation, network services, corporate and enterprise functions and information technology. Our Communications industry group represented approximately 54% of our Communications, Media & Technology operating group’s net revenues in fiscal 2013.

•
Electronics & High Tech.  Our Electronics & High Tech industry group serves the following industries: information and communications technology, software, semiconductor, consumer electronics, aerospace and defense, and medical equipment. We provide services in areas such as strategy, enterprise resource management, customer relationship management, integrated mobile services, embedded software services, product lifecycle management, sales transformation, digital marketing services, supply chain management, and merger/acquisition integration. Our Electronics & High Tech industry group represented approximately 35% of our Communications, Media & Technology operating group’s net revenues in fiscal 2013.

•
Media & Entertainment.  Our Media & Entertainment industry group serves the broadcast, entertainment, print, publishing and Internet/social media industries. We provide a wide range of digital services, including video solutions, marketing, performance advertising, intellectual property management, and content and media technologies designed to help clients effectively manage, access, distribute, sell and protect content across multiple platforms and devices. We also provide additional comprehensive turn-key solutions that help content owners and distributors adapt business processes and systems to enable digital monetization.

Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients in a dynamic global market environment to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Banking.  Our Banking industry group works with retail and commercial banks, mortgage lenders and diversified financial enterprises. We help these organizations execute strategies to lower costs; acquire and retain customers; expand product and service offerings; manage risks; comply with new regulations; and leverage new technologies and distribution channels. We also provide software and services to improve the performance of our clients’ core banking, credit and payments operations. Our Banking industry group represented approximately 51% of our Financial Services operating group’s net revenues in fiscal 2013.

•
Capital Markets.  Our Capital Markets industry group helps investment banks, broker/dealers, asset management firms, depositories, exchanges and clearing and settlement organizations by providing consulting and outsourcing services to improve business performance. We also help clients develop and implement trading, wealth and asset-management, and market infrastructure systems and solutions.

•
Insurance.  Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk underwriting decisions. We offer claims and policy management software and services designed to enable better customer service while optimizing costs and delivering products faster. We also provide outsourcing solutions designed to help insurers improve working capital and cash flow, deliver cost savings and enhance long-term growth. Our Insurance industry group represented approximately 32% of our Financial Services operating group’s net revenues in fiscal 2013.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s service offerings and research-based insights are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Health. Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers) and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. Our key industry business services address a variety of areas, including clinical services, such as electronic medical records; health management and administration services, such as health insurance exchanges; claims excellence/cost containment, and improving and connecting health information technology systems. Our Health industry group represented approximately 31% of our Health & Public Service operating group’s net revenues in fiscal 2013.

•
Public Service.  Our Public Service industry group helps governments position themselves for the future by transforming the way they deliver public services and engage with citizens. We provide services designed to help them increase the efficiency of their operations, improve service delivery to citizens and reduce their overall costs. We work primarily with defense departments and military forces; public safety authorities, such as police forces and border management agencies; justice departments; human services agencies; educational institutions, such as universities; non-profit organizations; and postal, customs, revenue and tax agencies. Our clients include national, state and local-level governments as well as multilateral organizations. Our Public Service industry group represented approximately 69% of our Health & Public Service operating group’s net revenues in fiscal 2013. In addition, our work with clients in the U.S. federal government represented approximately 28% of our Health & Public Service operating group’s net revenues in fiscal 2013.

Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our Products operating group comprises the following industry groups:

•
Air, Freight & Travel Services.  Our Air, Freight & Travel Services industry group serves airlines, freight and logistics companies, and travel services companies, including hotels, tour operators, rental car companies and cruise operators. We help clients address organizational effectiveness by developing and implementing more efficient networks, optimizing back-office functions, integrating supply chains, developing procurement strategies and building improved customer relationship management capabilities. We also offer industry-specific solutions, such as Navitaire for the airline industry and a proprietary end-to-end shipment management solution for the freight and logistics industry. For hospitality and travel services companies, we provide services ranging from multichannel commerce and global personalization services to transforming and automating back-office functions such as IT and finance and accounting.

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

•
Consumer Goods & Services.  Our Consumer Goods & Services industry group serves food and beverage, alcoholic beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies around the world. Our offerings are designed to help companies improve their performance by addressing core IT, enterprise services, channel and sales management, consumer engagement, working capital productivity improvement and supply chain collaboration. We also help clients build operating models that support end-to-end processes needed to improve business results.

•
Industrial Equipment.  Our Industrial Equipment industry group serves the industrial and electrical equipment, automotive supplier, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology, and also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys solutions in the areas of cloud computing, product lifecycle management, channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

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

•
Life Sciences.  Our Life Sciences industry group works with pharmaceutical, medical technology and biotechnology companies. We provide services in large-scale business and technology transformation, business performance improvement, post-merger integration, and business process and technology outsourcing. Our life sciences expertise covers the key business areas of research and development, marketing and sales/commercial services, supply chain, manufacturing and select back-office functions.

•
Retail.  Our Retail industry group serves a wide range of companies, including supermarkets, hardline retailers, mass-merchandise discounters, department stores, and fashion and other specialty retailers. We provide offerings designed to help retailers become integrated digital enterprises and provide a seamless shopping experience across multiple channels for their customers. We use analytics to revamp traditional approaches to marketing, pricing, promotion, assortment and fulfillment.

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

•
Energy.  Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and clean-energy companies. We help our clients optimize production, manage their hydrocarbon and non-hydrocarbon supply chains, streamline marketing operations and realize the potential of third-party enterprise-wide technology solutions. Our Energy industry group represented approximately 33% of our Resources operating group’s net revenues in fiscal 2013.

•
Natural Resources.  Our Natural Resources industry group serves the metals, mining, forest products and building materials industries. We help our clients—which primarily include mining companies in the coal, iron ore, copper and precious metals sectors, as well as steel and aluminum producers—develop and execute innovative strategies, improve operations and reduce risk.

•
Utilities.  Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving marketplace. Our services and solutions enable transformation across the entire value chain for generation and energy markets, transmission and distribution, retail and customer operations. These offerings include customer relationship management, workforce enablement, smart-grid development, supply chain optimization, and trading and risk management. Accenture’s capabilities additionally support corporate services and outsourcing for our utilities clients. Our Utilities industry group represented approximately 32% of our Resources operating group’s net revenues in fiscal 2013.

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

In addition to our function-based service areas, we have specialized teams that provide industry-specific management consulting services, which draw from our functional service areas but are customized and adapted to each industry. The majority of our management consultants—whether in a function-based service area or on an industry management consulting team—have a specific industry alignment, underscoring the strength of our industry assets and experience.
Technology
Our technology growth platform comprises three service areas: systems integration consulting, technology consulting and technology outsourcing.
Systems Integration Consulting
Our systems integration consulting services and solutions include:

•
Enterprise Solutions and Enterprise Resource Planning (“ERP”).  We implement a variety of application software—including SAP, Oracle, Salesforce.com and Workday, among others—to consolidate operations, streamline business processes, connect geographies and manage and exploit data to make more informed business decisions.

•
Industry and Functional Solutions.  We provide clients with industry and functional solutions that streamline, integrate and manage business processes, systems and information, based on other vendors’ software assets or our own assets. These are typically “add-ons” to our clients’ core ERP systems or software to support industry-unique functions such as trading solutions and billing systems. From design to implementation, these end-to-end services help our clients improve analytics-based decision-making, financial management, customer service excellence, supply chain management and human resource management.

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

•
Infrastructure Consulting.  We provide solutions to help clients optimize their IT infrastructures—whether on-premise, in the cloud, or a hybrid—while reducing costs. From virtualization of servers and desktops and service integration, to data center operations engineering and enterprise network design and implementation, our services are designed to enable clients to rationalize, standardize, optimize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end-users.

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

Accenture helps business leaders and IT leaders define and execute a digital agenda to support their business strategy, harnessing the power of digital technology innovation, including social media, cloud, big data and analytics, and mobility to help the entire organization better compete, innovate and expand. The following initiatives span our three service areas described above:

•
Cloud Computing.  We provide cloud services in three areas to help clients improve IT efficiency and agility: we help clients plan, implement and manage services from our provider ecosystem; we develop Software as a Service (SaaS)

solutions built on our proprietary assets; and we provide provisioning, integration and management of services to bridge operations across traditional and cloud environments through the Accenture Cloud Platform. In addition, we help clients implement SaaS, Platform as a Service (PaaS) and Infrastructure as a Service (IaaS) solutions to meet their business needs with the added benefits of increasing flexibility and reducing total cost of ownership. Our cloud methodology and toolset enable delivery of cloud solutions across a wide range of services with leading providers including Amazon Web Services, Google, Microsoft, NetSuite, Oracle, Pivotal, Salesforce.com, SAP, Verizon and Workday.

•
Mobility Services.  Accenture helps clients deliver mobility solutions, which are designed to run their businesses more efficiently so they can focus on improving connections with their customers and workforces. We develop and implement enterprise mobile solutions incorporating strategies, applications, and managed services; create and deliver mobile commerce solutions; and help organizations become digital businesses.

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
We offer clients across all industries a variety of BPO services for specific business functions and/or processes, including finance and accounting, human resources, learning and procurement, among others. We also offer industry-specific BPO services, such as credit services, designed to address the unique needs of client organizations and deliver business outcomes. We provide these services on a global basis and across industry sectors through our Global Delivery Network.
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
Our Global Delivery Network continues to be a competitive differentiator for us. As of August 31, 2013, we had more than 182,000 people in our network globally and more than 50 delivery centers around the world.
Alliances
We have sales and delivery alliances with companies whose capabilities complement our own by, among other things, enhancing a service offering, delivering a new technology or helping us extend our services to new geographies. By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients. Most of our alliances are non-exclusive. These alliances can generate significant revenues from services we provide to implement our alliance partners’ products as well as revenue from the resale of their products. We also receive as reimbursement some direct payments, which are not material to our business, from our alliance partners to cover costs we incur for marketing and other assistance.
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $715 million, $560 million and $482 million in fiscal 2013, 2012 and 2011, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.
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
As of August 31, 2013, we had approximately 275,000 employees worldwide.
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

•	accounting firms that have expanded or are in the process of expanding, including through acquisitions, their consulting services in areas that compete with us;

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
As of August 31, 2013, we had 2,632 patent applications pending in the United States and other jurisdictions and had been issued 855 U.S. patents and 1,000 non-U.S. patents.
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
On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of our parent holding company from Bermuda to Ireland (the “Transaction”). The Transaction was completed on September 1, 2009, at which time Accenture Ltd, our predecessor holding company, became a wholly owned subsidiary of Accenture plc and Accenture plc became our parent holding company. Accenture Ltd was dissolved on December 29, 2009.
On December 1, 2012, we ceased using the designation “senior executive.” The majority of our leaders are now designated “managing directors,” and a select group of our most experienced leaders are “senior managing directors.” Managing directors and senior managing directors, along with members of the Accenture global management committee (the Company’s primary management and leadership team, which consists of 17 of our most senior leaders), comprise “Accenture Leadership.”
The selected financial data included in Item 6, “Selected Financial Data,” of this report with respect to periods prior to September 1, 2009 reflect the consolidated operations of Accenture Ltd (the predecessor registrant of Accenture plc) and its subsidiaries. The Consolidated Financial Statements included in this report reflect the ownership interests in Accenture SCA and Accenture Canada Holdings Inc. held by certain of our current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests percentage was 6% as of August 31, 2013.
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
Accenture SCA Class I Common Shares
Only Accenture and the current and former members of Accenture Leadership and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments. As of October 15, 2013, Accenture holds a voting interest of approximately 94% of the aggregate outstanding Accenture SCA Class I common shares entitled to vote, with the remaining 6% of the voting interest held by the current and former members of Accenture Leadership and their permitted transferees.
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
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations or stock price.
Our results of operations could be adversely affected by volatile, negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Volatile, negative or uncertain economic conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets and cause our clients to reduce or defer their spending on new initiatives and technologies, or may result in clients reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services. For example, revenue growth in local currency during fiscal 2013 was lower than we expected due, in large part, to lower than expected demand, particularly in certain geographies experiencing challenging macroeconomic conditions, such as certain countries in Europe and in Brazil. A material portion of our revenues and profitability is derived from our clients in Europe and North America. Weak demand or a slower than expected recovery in these markets could have a material adverse effect on our results of operations. In addition, an economic slowdown in key emerging markets, where we typically grow faster than in more mature markets, also could adversely affect our results of operations, as we experienced. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us having to use involuntary terminations as means to keep our supply of skills and resources in balance.
Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. In addition, as new technologies become available, such as Software as a Service (SaaS), which continually change the nature of our business, clients may slow spending on legacy technologies in anticipation of implementing these new technologies. Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, or delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays.
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
We are particularly dependent on retaining members of Accenture Leadership and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. We depend on identifying, developing and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is intense. Our geographic expansion strategy in emerging markets depends on our ability to attract, retain and integrate both local business leaders and people with the appropriate skills.
Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our ability to perform our work profitably could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed, particularly in emerging markets. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.
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

•	accounting firms that have expanded or are in the process of expanding, including through acquisitions, their consulting services in areas that compete with us;

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
In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. For example, there has been a trend toward consolidation among hardware manufacturers, software developers and vendors, and service providers, which has resulted in the convergence of products and services. Over time, our access to such products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider more integrated services (software and hardware) to clients than we can in some cases and therefore may represent a more attractive alternative to clients. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to such competitors, and this could materially adversely affect our competitive position and our results of operations.

We could have liability or our reputation could be damaged if we fail to protect client and/or Accenture data or information systems as obligated by law or contract or if our information systems are breached.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our clients, alliance partners, and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of sensitive or confidential information.
In providing services to clients, we often manage, utilize and store sensitive or confidential client or Accenture data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Unauthorized disclosure of sensitive or confidential client or Accenture data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants.
Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. These technologies, and others that may emerge, could reduce, and over time, replace some of our legacy business. In addition, we have seen some clients delaying spending under existing contracts and engagements and entering into new contracts more slowly while they evaluate the new technologies. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.
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
We have offices and operations in more than 200 cities in 56 countries around the world. One aspect of our growth strategy is to continue to expand globally, and particularly to seek significant growth in our priority emerging markets. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including international hostilities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
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

International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations.  Acts of terrorist violence; political unrest; armed regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, floods and other severe weather conditions; global health emergencies or pandemics or the threat of or perceived potential for these events; and other acts of god could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.  We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, wage-and-hour standards, and employment and labor relations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. Our employees, subcontractors, agents, alliance or joint venture partners, the companies we acquire and their employees, subcontractors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
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
Our business model is dependent on our Global Delivery Network, which includes Accenture personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery network in India, where we have the largest number of people in our delivery network located, and the Philippines, where we have the second largest number of people located. Concentrating our Global Delivery Network in these locations presents a number of operational risks, many of which are beyond our control. For example, natural disasters of the type described above, some of which India and the Philippines have experienced and other countries may experience, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through our delivery centers. Additionally, both India and the Philippines have experienced, and other countries may experience, political instability and worker strikes. India in particular has experienced civil unrest and hostilities with neighboring countries, including Pakistan. Military activity or civil hostilities in the future, as well as terrorist activities and other conditions, which are described more fully above, could significantly disrupt our ability to perform work through our delivery centers. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that the interruptions in communications with our clients and other Accenture locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
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
In addition, our profitability with respect to our services and solutions for new technologies may be different when compared to the profitability of our current business, due to factors such as the mix of work and the number of service providers, among others.
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
Our pricing for our services and solutions is highly dependent on our forecasts and predictions about the level of effort and cost necessary to deliver such services and solutions, which is based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing projects to a client’s satisfaction, our contracts could yield lower profit margins than planned, or be unprofitable. Our pricing, cost and profit margin estimates on our consulting and outsourcing work include anticipated long-term cost savings for the client that we expect to achieve and sustain over the life of the contract. We may fail to accurately assess the risks associated with potential contracts. This could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our profitability. In addition, contracts used to deliver services and solutions for new technologies might necessitate the use of alternative pricing models, which could negatively impact our profitability. For example, in projects involving our SaaS solutions, revenue is typically generated on a usage basis, which may be more difficult to predict accurately due to our more limited historical data using this new commercial model.
Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties to meet their commitments, or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale projects or enterprises. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on relationships with our clients and on our results of operations.

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
Our business could be materially adversely affected if we incur legal liability.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving employees, clients, alliance partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
For example, we could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, or otherwise breach obligations, to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations.
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
As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies against the U.S. dollar, such as the Indian rupee, could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described above could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.
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
Outsourcing services, which represented approximately 46% of our net revenues in fiscal 2013, present different operational risks, when compared to our consulting and systems integration services. Our outsourcing services involve taking over the operation of certain portions of our clients’ businesses, which may include the operation of functions that are critical to the core businesses of our clients. Disruptions in service or other performance problems could damage our clients’ businesses, expose us to claims, and harm our reputation and our business.
We have continued to expand our services and solutions into new business areas and provide services to new types of clients, and we expect to continue to do so in the future. Expanding into new areas, and providing services to new types of clients may expose us to additional operational, regulatory or other risks specific to these new areas. We could also incur liability for failure to comply with laws or regulations applicable to the services we provide clients.
We may also face exposure in our outsourcing business if we contribute to internal controls issues of a client. If a process we manage for a client were to result in internal controls failures at the client or impair our client’s ability to comply with its own internal control requirements, there is a risk that we could face legal liability. Many of our clients request that we obtain a Service Organization Control (SOC 1 type 2) audit prepared under Statement on Standards for Attestation Engagements No. 16 and International Standard on Assurance Engagements 3402, formerly referred to as SAS 70. If we receive a qualified opinion, or do not deliver the audit reports timely, our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed.
Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.
We cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant time and effort over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Additionally, in recent years, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.
In addition, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using such software for any reason, including because it is found to infringe the rights of others, we will need to obtain substitute software or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations.

If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.
Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to protect our intellectual property. There is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Our intellectual property rights may not prevent competitors from reverse engineering our proprietary information or independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, our joint ventures or joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media. There is a risk that negative information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.
We might not be successful at identifying, acquiring or integrating businesses or entering into joint ventures.
We expect to continue pursuing strategic and targeted acquisitions and joint ventures intended to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions or joint ventures. We may not successfully identify suitable acquisition candidates or joint venture opportunities. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. Business combination and investment transactions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, any of which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. By their nature, joint ventures involve a lesser degree of control over the business operations of the joint venture itself, particularly when we have a minority position. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of acquisition and joint ventures for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability through improvements to cost-management to the degree we have done in the past.
Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, re-alignment of portions of our non-client-facing workforce to lower-cost locations. These actions and our other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Over time, we have seen an improvement in general and administrative costs. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past. If we are not effective in reducing our operating costs in response to changes in demand or pricing, or if we are unable to absorb or pass on increases in the compensation of our employees by continuing to move more work to lower-cost locations or otherwise, our margins and results of operations could be materially adversely affected.
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
As of August 31, 2013, we had approximately 275,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we make changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. In addition, in certain geographies and industries, some clients have requested extended payment terms more frequently, and if this trend continues, our cash flows could be adversely affected. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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
Our results of operations have varied in the past and are likely to vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our results of operations to vary include:

•
the business decisions of our clients to begin to curtail or reduce the use of our services, including in response to changes in macroeconomic or political conditions unrelated to our business, general market conditions and new technologies;

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
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.
We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States. We may also be subject to criticism and negative publicity related to our incorporation in Ireland.
We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Sao Paolo, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 56 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:
Gianfranco Casati, 54, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 29 years.
Richard P. Clark, 52, became our chief accounting officer in September 2013, and has served as our corporate controller since September 2010. Prior to that, Mr. Clark served as our senior managing director of investor relations from September 2006 to September 2010. Previously he served as our finance director—Communications, Media & Technology from July 2001 to September 2006 and as our finance director—Resources from 1998 to July 2001. Mr. Clark has been with Accenture for 30 years.
Martin I. Cole, 57, became our group chief executive—Technology in March 2012. Prior to that, Mr. Cole served as our group chief executive—Communications, Media & Technology operating group from September 2006 to March 2012. Previously he served as our group chief executive—Public Service operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 33 years.
Shawn Collinson, 52, became our chief strategy officer in March 2011. From September 2009 to March 2011, Mr. Collinson served as our managing director—Industries & Market Innovation. Prior to that, he held numerous leadership roles in our Resources operating group, including as managing director—Management Consulting from September 2006 to August 2009. Mr. Collinson has been with Accenture for 23 years.
Johan (Jo) G. Deblaere, 51, became our chief operating officer in September 2009. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 28 years.
Richard A. Lumb, 52, became our group chief executive—Financial Services operating group in December 2010. From June 2006 to December 2010, Mr. Lumb led our Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as our managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 28 years.
Pierre Nanterme, 54, became chairman of the Board of Directors in February 2013, and has served as our chief executive officer since January 2011. Mr. Nanterme was our group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director since October 2010. Mr. Nanterme has been with Accenture for 30 years.
Jean-Marc Ollagnier, 51, became our group chief executive—Resources operating group in March 2011. From September 2006 to March 2011, Mr. Ollagnier led our Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 27 years.
Stephen J. Rohleder, 56, became our group chief executive—Health & Public Service operating group in September 2009. From September 2004 to September 2009, Mr. Rohleder served as our chief operating officer. Prior to that, he was our group chief executive—Public Service operating group from March 2003 to September 2004. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 32 years.
David P. Rowland, 52, has been our chief financial officer since July 2013. From October 2006 to July 2013, he was our senior vice president—Finance. Previously, Mr. Rowland was our managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as our finance director—Communications, Media & Technology and as our finance director—Products. Mr. Rowland has been with Accenture for 31 years.

Michael J. Salvino, 48, became our group chief executive—Business Process Outsourcing in September 2009. From July 2006 to September 2009, Mr. Salvino served as managing director—Business Process Outsourcing. Previously, he served as the global sales and accounts co-leader of the HR outsourcing group at Hewitt Associates from January 2005 to July 2006, and as president of the Americas region for Exult Inc. from June 2003 to October 2004 prior to Exult’s merger with Hewitt. Mr. Salvino was employed by Accenture from June 1987 until December 1992 and then again from October 1993 until June 2000 before rejoining in July 2006.
Robert E. Sell, 51, became our group chief executive—Communications, Media & Technology operating group in March 2012. From September 2007 to March 2012, Mr. Sell led our Communications, Media & Technology operating group in North America. Prior to assuming that role, he served in a variety of leadership roles throughout Accenture, serving clients in a number of industries. Mr. Sell has been with Accenture for 29 years.
Jill Smart, 53, became our chief human resources officer in September 2004. Previously, Ms. Smart was managing partner of HR delivery. From 2000 until 2003, she served as the head of our People Enablement business practice. Ms. Smart has been with Accenture for 32 years.
Julie Spellman Sweet, 46, has been our general counsel, secretary and chief compliance officer since March 2010. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992.
Alexander M. van ’t Noordende, 50, became our group chief executive—Management Consulting in March 2011. Mr. van ’t Noordende was our group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 26 years.

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

	Price Range
	High	Low
Fiscal 2012
First Quarter	$61.90	$48.55
Second Quarter	$60.20	$51.08
Third Quarter	$65.89	$56.21
Fourth Quarter	$61.98	$54.94
Fiscal 2013
First Quarter	$71.79	$60.69
Second Quarter	$75.97	$65.20
Third Quarter	$84.22	$72.42
Fourth Quarter	$83.30	$69.00
Fiscal 2014
First Quarter (through October 15, 2013)	$78.34	$69.78

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 15, 2013 was $71.60. As of October 15, 2013, there were 247 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 15, 2013, there were 732 holders of record of Accenture plc Class X ordinary shares.
To ensure that members of Accenture Leadership continue to maintain equity ownership levels that we consider meaningful, we require current members of Accenture Leadership to comply with the Accenture Equity Ownership Requirement Policy. This policy requires members of Accenture Leadership to own Accenture equity valued at a multiple (ranging from 1/2 to 6) of their base compensation determined by their position level.
Dividend Policy
On November 15, 2011, May 15, 2012, November 15, 2012 and May 15, 2013, Accenture plc paid a cash dividend of $0.675, $0.675, $0.81 and $0.81 per share, respectively, on our Class A ordinary shares and Accenture SCA paid a semi-annual cash dividend of $0.675, $0.675, $0.81 and $0.81 per share, respectively, on its Class I common shares.
On September 25, 2013, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.93 per share on our Class A ordinary shares for shareholders of record at the close of business on October 11, 2013. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.93 per share on its Class I common shares for shareholders of record at the close of business on October 8, 2013. Both dividends are payable on November 15, 2013.
Future dividends on Accenture plc Class A ordinary shares and Accenture SCA Class I common shares, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board of Directors of Accenture plc and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors of Accenture plc may deem relevant, as well as our ability to pay dividends in compliance with the Companies Acts.
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

Recent Sales of Unregistered Securities
None.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the fourth quarter of fiscal 2013. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2013 — June 30, 2013
Class A ordinary shares	4,377,528	$79.81	4,355,703	$2,635
Class X ordinary shares	—	$—	—	—
July 1, 2013 — July 31, 2013
Class A ordinary shares	5,235,350	$74.24	4,520,497	$2,295
Class X ordinary shares	124,968	$0.0000225	—	—
August 1, 2013 — August 31, 2013
Class A ordinary shares	4,703,455	$73.19	4,395,400	$1,964
Class X ordinary shares	451,684	$0.0000225	—	—
Total
Class A ordinary shares (4)	14,316,333	$75.60	13,271,600
Class X ordinary shares (5)	576,652	$0.0000225	—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2013, we purchased 13,271,600 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,004 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2013, our aggregate available authorization for share purchases and redemptions was $1,964 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares. On September 25, 2013, the Board of Directors of Accenture plc approved $5.0 billion in additional share repurchase authority bringing Accenture’s total outstanding authority to approximately $6.96 billion.

(4)
During the fourth quarter of fiscal 2013, Accenture purchased 1,044,733 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the fourth quarter of fiscal 2013, we redeemed 576,652 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2013. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
June 1, 2013 — June 30, 2013
Class I common shares	—	$—	—	—
July 1, 2013 — July 31, 2013
Class I common shares	64,816	$73.93	—	—
August 1, 2013 — August 31, 2013
Class I common shares	130,445	$73.05	—	—
Total
Class I common shares	195,261	$73.35	—	—
Accenture Canada Holdings Inc.
June 1, 2013 — June 30, 2013
Exchangeable shares	—	$—	—	—
July 1, 2013 — July 31, 2013
Exchangeable shares	3,200	$72.95	—	—
August 1, 2013 — August 31, 2013
Exchangeable shares	—	$—	—	—
Total
Exchangeable shares	3,200	$72.95	—	—
_______________

(1)
During the fourth quarter of fiscal 2013, we acquired a total of 195,261 Accenture SCA Class I common shares and 3,200 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2013, we issued 182,898 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of August 31, 2013, our aggregate available authorization for share purchases and redemptions was $1,964 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares. On September 25, 2013, the Board of Directors of Accenture plc approved $5.0 billion in additional share repurchase authority bringing Accenture’s total outstanding authority to approximately $6.96 billion.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2013, 2012 and 2011 and as of August 31, 2013 and 2012 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2010 and 2009 and as of August 31, 2011, 2010 and 2009 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2013 (1)	2012	2011	2010	2009 (2)
	(in millions of U.S. dollars)
Income Statement Data
Revenues before reimbursements (“Net revenues”)	$28,563	$27,862	$25,507	$21,551	$21,577
Revenues	30,394	29,778	27,353	23,094	23,171
Operating income	4,339	3,872	3,470	2,915	2,644
Net income (3)	3,555	2,825	2,553	2,060	1,938
Net income attributable to Accenture plc (3)	3,282	2,554	2,278	1,781	1,590
_______________

(1)
Includes the impact of $274 million in reorganization benefits and $243 million in U.S. federal tax benefits recorded during fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2013 Compared to Fiscal 2012—Reorganization (Benefits) Costs, net and Provision for Income Taxes, respectively.”

(2)	Includes the impact of $253 million in restructuring costs recorded during fiscal 2009.

(3)
On September 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on noncontrolling interests. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. Prior to fiscal 2010, Net income was referred to as Income before minority interest and Net income attributable to Accenture plc was referred to as Net income.

	Fiscal
	2013	2012	2011	2010 (1)	2009
Earnings Per Class A Ordinary Share
Basic	$5.08	$3.97	$3.53	$2.79	$2.55
Diluted (2)	4.93	3.84	3.39	2.66	2.44
Dividends per ordinary share	1.62	1.35	0.90	1.125	0.50
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

	As of August 31,
	2013	2012	2011	2010	2009
	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$5,632	$6,641	$5,701	$4,838	$4,542
Total assets	16,867	16,665	15,732	12,835	12,256
Long-term debt, net of current portion	26	—	—	1	—
Accenture plc shareholders’ equity (1)	4,960	4,146	3,879	2,836	2,835
_______________

(1)
On September 1, 2009, we adopted guidance issued by the FASB on noncontrolling interests. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented.

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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2013” means the 12-month period that ended on August 31, 2013. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in markets around the world, as well as lower levels of spending on some of the types of services we provide in many of the industries we serve, all of which are impacting, and we expect will continue to impact, our business. These conditions have impacted the types of services our clients are demanding. Clients are requesting a higher volume of outsourcing services and are placing a greater emphasis on cost savings initiatives and in some cases, slowing the pace and level of spending on existing contracts. These changing demand patterns are currently having an adverse impact on the timing of revenue and could in the future have a material adverse effect on our results of operations. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2013 were $7.09 billion, compared with $6.84 billion for the fourth quarter of fiscal 2012, an increase of 3.7% in U.S. dollars and 4.5% in local currency. Net revenues for fiscal 2013 were $28.56 billion, compared with $27.86 billion for fiscal 2012, an increase of 3% in U.S. dollars and 4% in local currency. During the fourth quarter of fiscal 2013, Health & Public Service, Products, Financial Services and Communications, Media & Technology experienced year-over-year revenue growth in local currency, while Resources was flat in local currency year-over-year. Revenue growth in local currency was solid in outsourcing, while consulting revenues reflected modest growth during the fourth quarter of fiscal 2013. Revenue growth in local currency during fiscal 2013 was lower than we expected due, in large part, to lower than expected demand, particularly in certain geographies experiencing challenging macroeconomic conditions, such as certain countries in Europe and in Brazil. We expect year-over-year revenues to range from a slight decline to a modest increase in the near term and continue to vary across operating groups and geographic regions, with growth in certain areas of our business partially offset by lower growth or declines in other areas.
In our consulting business, net revenues for the fourth quarter of fiscal 2013 were $3.80 billion, compared with $3.74 billion for the fourth quarter of fiscal 2012, an increase of 2% in U.S. dollars and 3% in local currency. Net consulting revenues for fiscal 2013 were $15.38 billion, compared with $15.56 billion for fiscal 2012, a decrease of 1% in U.S. dollars and an increase of 1% in local currency. Three of our five operating groups, including Health & Public Service, Communications, Media & Technology and Products, experienced quarterly year-over-year consulting revenue growth in local currency, while Resources and Financial Services experienced declines in quarterly year-over-year consulting revenue. We continued to enter into a higher proportion of contracts with longer duration that are converting to revenue at a slower pace, and clients slowed the pace and level of their spending. We expect these trends to continue in the near term. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including analytics, cloud computing and mobility. Compared to fiscal 2012, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue. The business environment is more competitive and, in some areas, we are experiencing pricing pressures.

In our outsourcing business, net revenues for the fourth quarter of fiscal 2013 were $3.28 billion, compared with $3.10 billion for the fourth quarter of fiscal 2012, an increase of 6% in U.S. dollars and 7% in local currency. Net outsourcing revenues for fiscal 2013 were $13.18 billion, compared with $12.30 billion for fiscal 2012, an increase of 7% in U.S. dollars and 9% in local currency. Health & Public Service, Financial Services and Products experienced strong year-over-year outsourcing revenue growth in local currency during the fourth quarter of fiscal 2013. Year-over-year outsourcing revenue growth in local currency was slight in Resources and declined in Communications, Media & Technology. Outsourcing revenue growth continued to be moderate, compared to the strong year-over-year growth that we experienced in the first half of fiscal 2013, as some clients slowed the pace and level of their spending and we expect these trends to continue in the near term. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2012, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to fiscal 2012, the U.S. dollar strengthened against many currencies during fiscal 2013. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1% and 2% lower than our revenue growth in local currency for the fourth quarter and fiscal 2013, respectively. Assuming that exchange rates stay within recent ranges, we estimate the foreign-exchange impact to our fiscal 2014 revenue growth will be 1% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the fourth quarter of fiscal 2013 was approximately 88%, flat with the third quarter of fiscal 2013, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 275,000 as of August 31, 2013, compared with approximately 266,000 as of May 31, 2013 and approximately 257,000 as of August 31, 2012. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2013 was 12%, flat with both the third quarter of fiscal 2013 and the fourth quarter of fiscal 2012. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2013 became effective September 1, 2012. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing services; deploy our employees globally on a timely basis; manage attrition; recover increases in compensation; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2013 was 33.2%, compared with 32.9% for the fourth quarter of fiscal 2012. Gross margin for fiscal 2013 was 32.9%, compared with 32.3% for fiscal 2012. The increase in gross margin for fiscal 2013 was principally due to higher outsourcing contract profitability, partially offset by higher costs associated with investments in offerings.
Sales and marketing and general and administrative costs as a percentage of net revenues were 19.3% for the fourth quarter of fiscal 2013, compared with 19.1% for the fourth quarter of fiscal 2012. Sales and marketing and general and administrative costs as a percentage of net revenues were 18.6% for fiscal 2013, compared with 18.4% for fiscal 2012. Sales and marketing costs are driven primarily by: compensation costs for business-development activities; investment in offerings; marketing- and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For fiscal 2013 compared to fiscal 2012, sales and marketing costs as a percentage of net revenues increased approximately 30 basis points as a result of higher selling and other business development costs associated with generating new contract bookings and expanding our pipeline of business opportunities, as well as acquisition-related costs. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating expenses for fiscal 2013 included reorganization benefits of $274 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, see Note 3 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating income for the fourth quarter of fiscal 2013 was $984 million, compared with $940 million for the fourth quarter of fiscal 2012. Operating income for fiscal 2013 was $4,339 million, compared with $3,872 million for fiscal 2012. Operating margin (Operating income as a percentage of Net revenues) for the fourth quarter of fiscal 2013 was 13.9% compared with 13.8% for the fourth quarter of fiscal 2012. Operating margin for fiscal 2013 was 15.2%, compared with 13.9% for fiscal 2012. The reorganization benefits of $274 million recorded during the second and third quarters of fiscal 2013 increased operating margin by 100 basis points. Excluding the effects of the reorganization benefits, operating margin would have been 14.2% for fiscal 2013, an increase of 30 basis points compared with fiscal 2012.
The effective tax rate for fiscal 2013 was 18.1%. The above noted reorganization benefits increased income before income taxes without any increase in income tax expense. In addition, during fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rate for fiscal 2013 would have been 25.3% compared with 27.6% in fiscal 2012.
Diluted earnings per share were $4.93 for fiscal 2013, compared with $3.84 for fiscal 2012. Absent the above noted reorganization benefits and tax benefit recorded during fiscal 2013, diluted earnings per share would have been $4.21 for fiscal 2013.
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
Bookings and Backlog
New contract bookings for the fourth quarter of fiscal 2013 were $8.40 billion, with consulting bookings of $3.86 billion and outsourcing bookings of $4.54 billion. New contract bookings for fiscal 2013 were $33.28 billion, with consulting bookings of $16.27 billion and outsourcing bookings of $17.01 billion.
We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients continue to enter into contracts that are converting to revenue at a slower pace and clients have slowed the pace and level of their spending, all of which impact the conversion of new contract bookings to revenues. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
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
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate. We currently do not foresee any event that would require us to distribute these earnings.

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
Revenues by Segment/Operating Group
Our five reportable operating segments are our operating groups, which are: Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for Fiscal 2013 Compared to Fiscal 2012
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for Fiscal
	2013	2012			2013	2012
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$5,686	$5,907	(4)%	(2)%	20%	21%
Financial Services	6,166	5,843	6	7	21	21
Health & Public Service	4,739	4,256	11	12	17	15
Products	6,807	6,563	4	5	24	24
Resources	5,143	5,275	(2)	(1)	18	19
Other	22	19	n/m	n/m	—	—
TOTAL NET REVENUES	28,563	27,862	3%	4%	100%	100%
Reimbursements	1,831	1,916	(4)
TOTAL REVENUES	$30,394	$29,778	2%
GEOGRAPHIC REGIONS
Americas	$13,519	$12,523	8%	9%	47%	45%
EMEA (1)	11,047	11,296	(2)	—	39	41
Asia Pacific	3,997	4,043	(1)	3	14	14
TOTAL NET REVENUES	$28,563	$27,862	3%	4%	100%	100%
TYPE OF WORK
Consulting	$15,383	$15,562	(1)%	1%	54%	56%
Outsourcing	13,179	12,300	7	9	46	44
TOTAL NET REVENUES	$28,563	$27,862	3%	4%	100%	100%
_______________
n/m = not meaningful

(1)	EMEA includes Europe, Middle East and Africa.

(2)	Amounts in table may not total due to rounding.
We conduct business in the following countries that individually comprised 10% or more of consolidated net revenues during fiscal 2013, 2012 or 2011:

	Fiscal
	2013	2012	2011
United States	39%	36%	35%
United Kingdom	9	9	10

Net Revenues
Outsourcing revenue growth in local currency moderated during the second half of fiscal 2013 compared to the first half of fiscal 2013. Financial Services, Products and Health & Public Service experienced strong growth in outsourcing revenues in local currency during fiscal 2013. Outsourcing revenue growth in local currency during fiscal 2013 was slight in Resources and declined in Communications, Media & Technology. Consulting revenues were flat in local currency during fiscal 2013. Health & Public Service experienced strong growth in consulting revenues in local currency during fiscal 2013. Consulting revenue growth in local currency during fiscal 2013 was slight in Financial Services and declined in Communications, Media & Technology, Resources and Products.

The following net revenues commentary discusses local currency net revenue changes for fiscal 2013 compared to fiscal 2012:
Operating Groups

•
Communications, Media & Technology net revenues decreased 2% in local currency. Outsourcing revenues reflected slight growth, driven by growth in Americas across all industry groups and Media & Entertainment in EMEA, partially offset by a significant decline in Electronics & High Tech in EMEA, principally due to an expected year-over-year revenue decline from one contract. The revenue decline on this contract is expected to continue to impact outsourcing revenue growth in the near term. In addition, outsourcing revenue growth was impacted by a decline in Electronics & High Tech in Asia Pacific. Consulting revenues reflected a modest decline, due to declines in Communications and Media & Entertainment in Americas and Electronics & High Tech in EMEA and Asia Pacific, partially offset by strong growth in Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues during fiscal 2013. We expect these trends will continue to impact our net revenue growth in the near term.

•
Financial Services net revenues increased 7% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in Americas and Banking in EMEA, including the impact of an acquisition in Banking during fiscal 2012. Consulting revenues reflected slight growth, with very strong growth driven by Insurance in Americas and Asia Pacific and Capital Markets in EMEA. These increases were partially offset by declines in Insurance and Banking in EMEA and Banking in Americas. Changes in the banking and capital markets industries continue to influence the business needs of our clients. This is resulting in higher current demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services and we expect this trend to continue in the near term.

•
Health & Public Service net revenues increased 12% in local currency. Consulting revenues reflected strong growth, led by Public Service in Americas and Asia Pacific and Health in Americas and EMEA. This growth was partially offset by a decline in Public Service in EMEA and Health in Asia Pacific. Outsourcing revenues also reflected strong growth, led by Public Service in Americas and Health in Americas and Asia Pacific.

•
Products net revenues increased 5% in local currency. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions and industry groups, led by Life Sciences, Retail and Industrial Equipment. Consulting revenues reflected a slight decline, due to declines in Asia Pacific across most industry groups, Americas and EMEA in Retail, and Americas in Consumer Goods & Services. These decreases were largely offset by growth in Americas and EMEA in Life Sciences, Americas in Industrial Equipment and EMEA in Consumer Goods & Services. During fiscal 2013, several large systems integration projects ended, transitioned to smaller phases or to outsourcing services. We also had higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services and we expect this trend to continue in the near term.

•
Resources net revenues decreased 1% in local currency. Outsourcing revenues reflected modest growth, driven by all industry groups in EMEA and Utilities and Energy in Asia Pacific, partially offset by a decline in Utilities in Americas. Consulting revenues reflected a modest decline, as growth in Chemicals across all geographic regions was more than offset by declines in Natural Resources in Asia Pacific and Americas, Utilities in EMEA and Energy in Americas. Some of our clients, primarily in Natural Resources and Utilities, reduced their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our outsourcing services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 9% in local currency, driven by growth in the United States.

•
EMEA net revenues were flat in local currency. We experienced a significant decline in Finland, principally due to an expected year-over-year decline from one contract in Communications, Media & Technology, as well as declines in Spain, Sweden and the United Kingdom. These declines were offset by growth in Switzerland, the Netherlands, Germany, Ireland, South Africa and Italy.

•	Asia Pacific net revenues increased 3% in local currency, driven by China, India, Singapore and Australia, partially offset by declines in Japan, South Korea and Malaysia.
Operating Expenses
Operating expenses for fiscal 2013 were $26,056 million, an increase of $149 million, or 1%, over fiscal 2012, and decreased as a percentage of revenues to 85.7% from 87.0% during this period. Operating expenses before reimbursable expenses for fiscal 2013 were $24,224 million, an increase of $233 million, or 1%, over fiscal 2012, and decreased as a percentage of net revenues to 84.8% from 86.1% during this period.

Cost of Services
Cost of services for fiscal 2013 was $21,010 million, an increase of $220 million, or 1%, over fiscal 2012, and decreased as a percentage of revenues to 69.1% from 69.8% during this period. Cost of services before reimbursable expenses for fiscal 2013 was $19,179 million, an increase of $304 million, or 2%, over fiscal 2012, and decreased as a percentage of net revenues to 67.1% from 67.7% during this period. Gross margin for fiscal 2013 increased to 32.9% from 32.3% during this period, principally due to higher outsourcing contract profitability, partially offset by higher costs associated with investments in offerings.
Sales and Marketing
Sales and marketing expense for fiscal 2013 was $3,482 million, an increase of $178 million, or 5%, over fiscal 2012, and increased as a percentage of net revenues to 12.2% from 11.9% during this period. The increase as a percentage of net revenues was primarily driven by higher selling and other business development costs associated with generating new contract bookings and expanding our pipeline of business opportunities, as well as acquisition-related costs.
General and Administrative Costs
General and administrative costs for fiscal 2013 were $1,836 million, an increase of $25 million, or 1%, from fiscal 2012, and decreased as a percentage of net revenues to 6.4% from 6.5% during this period.
Reorganization (Benefits) Costs, net
We recorded net reorganization benefits of $272 million ($274 million in reorganization benefits less $1.9 million in interest expense accrued) during fiscal 2013 as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Note 3 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Income and Operating Margin
Operating income for fiscal 2013 was $4,339 million, an increase of $467 million, or 12%, over fiscal 2012, and increased as a percentage of net revenues to 15.2% from 13.9% during this period. The reorganization benefits of $274 million recorded during fiscal 2013 increased operating margin by 100 basis points. Excluding the effects of the reorganization benefits, operating margin for fiscal 2013 increased 30 basis points compared to fiscal 2012.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2013		2012
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$786	14%	$845	14%
Financial Services	1,003	16	810	14
Health & Public Service	594	13	376	9
Products	985	14	864	13
Resources	971	19	977	19
Total	$4,339	15.2%	$3,872	13.9%
 _______________

(1)	Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Fiscal
	2013				2012
		Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Operating Income	Operating Margin	Increase (Decrease)
Communications, Media & Technology	$786	$53	$733	13%	$845	14%	$(113)
Financial Services	1,003	59	944	15	810	14	134
Health & Public Service	594	48	546	12	376	9	170
Products	985	65	921	14	864	13	57
Resources	971	49	921	18	977	19	(55)
Total	$4,339	$274	$4,065	14.2%	$3,872	13.9%	$193
_______________

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe quantifying the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

(3)	Amounts in table may not total due to rounding.
During fiscal 2013, each operating group recorded a portion of the $274 million reorganization benefits. The commentary below provides additional insight into operating group performance and operating margin for fiscal 2013, exclusive of the reorganization benefits, compared with fiscal 2012. See “Reorganization (Benefits), Costs, net.”

•
Communications, Media & Technology operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues. Operating income was also impacted by an expected significant year-over-year revenue decline from one outsourcing contract.

•
Financial Services operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing and consulting contract profitability. Operating income for fiscal 2012 included the impact of costs related to acquisitions.

•	Health & Public Service operating income increased, primarily due to revenue growth and improved outsourcing contract profitability.

•	Products operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing contract profitability, partially offset by a decline in consulting revenues.

•	Resources operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues.
Interest Income
Interest income for fiscal 2013 was $33 million, a decrease of $10 million, or 23%, from fiscal 2012. The decrease was primarily due to lower cash balances.

Other (Expense) Income, net
Other (expense) income, net for fiscal 2013 was $18 million, a decrease of $23 million from fiscal 2012. The change was primarily driven by net foreign exchange losses during fiscal 2013, compared to net foreign exchange gains during fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2013 was 18.1%, compared with 27.6% for fiscal 2012. During fiscal 2013, we recorded reorganization benefits of $274 million, which increased income before taxes without any increase in income tax expense. The effective tax rate was also impacted by a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009 recorded during fiscal 2013. Absent these items, the effective tax rate for fiscal 2013 would have been 25.3%, which is lower than fiscal 2012 primarily due to lower additions to tax reserves.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests eliminates the income earned or expense incurred attributable to the equity interest that some of our current and former members of Accenture Leadership and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational Structure.” The resulting Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc. Since January 2002, noncontrolling interests has also included immaterial amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary.
Net income attributable to noncontrolling interests for fiscal 2013 was $273 million, an increase of $1 million over fiscal 2012. The increase was due to higher Net income of $730 million, offset by a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 7% for fiscal 2013 from 9% for fiscal 2012.
Earnings Per Share
Diluted earnings per share were $4.93 for fiscal 2013, compared with $3.84 for fiscal 2012. The $1.09 increase in our earnings per share included the impact of the reorganization benefits of $274 million, which increased earnings per share by $0.38, and the $243 million tax benefit related to settlements of U.S. federal tax audits, which increased earnings per share by $0.34. Excluding the impact of these benefits, earnings per share increased $0.37 compared with earnings per share for fiscal 2012, due to increases of $0.19 from higher revenues and operating results, $0.13 from a lower effective tax rate, excluding the impact of the tax benefit related to settlements of U.S. federal tax audits and reorganization benefits, and $0.08 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.03 from lower non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Results of Operations for Fiscal 2012 Compared to Fiscal 2011
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2012	2011			2012	2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$5,907	$5,434	9%	11%	21%	22%
Financial Services	5,843	5,381	9	11	21	21
Health & Public Service	4,256	3,861	10	11	15	15
Products	6,563	5,931	11	13	24	23
Resources	5,275	4,882	8	10	19	19
Other	19	18	n/m	n/m	—	—
TOTAL NET REVENUES	27,862	25,507	9%	11%	100%	100%
Reimbursements	1,916	1,846	4
TOTAL REVENUES	$29,778	$27,353	9%
GEOGRAPHIC REGIONS
Americas	$12,523	$11,271	11%	13%	45%	44%
EMEA	11,296	10,854	4	8	41	43
Asia Pacific	4,043	3,383	20	18	14	13
TOTAL NET REVENUES	$27,862	$25,507	9%	11%	100%	100%
TYPE OF WORK
Consulting	$15,562	$14,924	4%	6%	56%	59%
Outsourcing	12,300	10,583	16	19	44	41
TOTAL NET REVENUES	$27,862	$25,507	9%	11%	100%	100%
_______________
n/m = not meaningful

(1)	Amounts in table may not total due to rounding.

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

•
Financial Services net revenues increased 11% in local currency. Outsourcing revenues reflected very significant growth, driven by all industry groups in Americas, including the impact of an acquisition in Banking. We also experienced outsourcing growth across all industry groups in Asia Pacific and Capital Markets in EMEA. Consulting revenues reflected modest growth, driven by significant growth in Insurance across all geographic regions, including the impact of an acquisition. This growth was partially offset by declines in Banking in EMEA and Americas and Capital Markets in EMEA. The uncertainty in the banking and capital markets industries impacted our consulting revenue growth during fiscal 2012.

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

Operating Income and Operating Margin
Operating income for fiscal 2012 was $3,872 million, an increase of $401 million, or 12%, over fiscal 2011, and increased as a percentage of net revenues to 13.9% from 13.6% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2012		2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$845	14%	$728	13%	$118
Financial Services	810	14	898	17	(89)
Health & Public Service	376	9	318	8	58
Products	864	13	680	11	184
Resources	977	19	846	17	130
Total	$3,872	13.9%	$3,470	13.6%	$401
 _______________

(1)	Amounts in table may not total due to rounding.
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

•
Health & Public Service operating income increased, primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues, partially offset by the negative impact of delivery inefficiencies on a few contracts. Health & Public Service operating margin was impacted by administrative and compliance costs associated with our U.S. Federal practice.

•	Products operating income increased, primarily due to revenue growth and improved consulting and outsourcing contract profitability.

•	Resources operating income increased, primarily due to strong revenue growth.
Interest Income
Interest income for fiscal 2012 was $43 million, an increase of $1 million, or 4%, over fiscal 2011. The increase was primarily due to higher cash balances.
Other Income, net
Other income, net for fiscal 2012 was $5 million, a decrease of $10 million from fiscal 2011. The change was driven primarily by lower net foreign exchange gains during fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2012 was 27.6%, compared with 27.3% for fiscal 2011. The effective tax rate in fiscal 2012 included higher expenses for additions to tax reserves and changes in our geographic mix of income, partially offset by higher benefits related to final determinations of prior year tax liabilities.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests eliminates the income earned or expense incurred attributable to the equity interest that some of our current and former members of Accenture Leadership and their permitted transferees have in our Accenture SCA and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational Structure.” The resulting Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc. Since January 2002, noncontrolling interests has also included immaterial amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary.
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
As of August 31, 2013, cash and cash equivalents was $5.6 billion, compared with $6.6 billion as of August 31, 2012.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2013	2012	2011	2013 to 2012 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$3,303	$4,257	$3,442	$(954)
Investing activities	(1,156)	(535)	(703)	(621)
Financing activities	(3,066)	(2,559)	(2,122)	(507)
Effect of exchange rate changes on cash and cash equivalents	(90)	(223)	246	133
Net (decrease) increase in cash and cash equivalents	$(1,009)	$939	$863	$(1,948)
_______________

(1)	Amounts in table may not total due to rounding.
Operating activities: The reduction in operating cash flow included the impact of a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan during fiscal 2013, which had a net impact of $350 million, after tax. The reduction in operating cash flow was also due to other changes in operating assets and liabilities, including an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by higher net income.
Investing activities: The $621 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 6 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Financing activities: The $507 million increase in cash used was primarily due to an increase in the net purchases of ordinary shares and an increase in cash dividends paid. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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

Borrowing Facilities
As of August 31, 2013, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	508	—
Local guaranteed and non-guaranteed lines of credit (3)	170	—
Total	$1,678	$—
_______________

(1)
This facility, which matures on October 31, 2016, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2013 and 2012, we had no borrowings under the facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2013 and 2012, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2013 and 2012, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $179 million and $164 million of letters of credit outstanding as of August 31, 2013 and 2012, respectively. In addition, we had total outstanding debt of $25.60 million and $0.03 million as of August 31, 2013 and 2012, respectively.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2013, our aggregate available authorization was $1,964 million for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during fiscal 2013 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	26,547,155	$1,997	—	$—
Other share purchase programs	—	—	3,062,148	218
Other purchases (2)	4,750,122	330	—	—
Total	31,297,277	$2,326	3,062,148	$218
 _______________

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During fiscal 2013, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(3)	Amounts in table may not total due to rounding.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2014. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During fiscal 2013, we issued 11,019,187 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
Subsequent Developments
On September 25, 2013, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.93 per share on our Class A ordinary shares for shareholders of record at the close of business on October 11, 2013. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.93 per share on its Class I common shares for shareholders of record at the close of business on October 8, 2013. Both dividends are payable on November 15, 2013.
On September 25, 2013, the Board of Directors of Accenture plc approved $5.0 billion in additional share repurchase authority bringing Accenture’s total outstanding authority to approximately $6.96 billion.

Obligations and Commitments
As of August 31, 2013, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$32	$—	$2	$6	$25
Operating leases	2,160	455	649	383	675
Retirement obligations (2)	111	12	23	23	54
Purchase obligations and other commitments (3)	231	171	53	5	2
Total	$2,534	$637	$726	$416	$755
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

(3)
Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

(4)	Amounts in table may not total due to rounding.
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

Recently Adopted Accounting Pronouncements
In August 2013, we early adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of accumulated other comprehensive income (loss). The early adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information related to the reclassifications out of accumulated other comprehensive income (loss), see Note 4 (Accumulated Other Comprehensive Loss) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
In September 2012, we adopted guidance issued by the FASB which requires companies to present net income and other comprehensive income in either one continuous statement or in two separate but consecutive statements. The adoption of this guidance resulted in a change in the presentation of the components of comprehensive income, which are now presented in the Consolidated Statements of Comprehensive Income rather than in the Consolidated Shareholders’ Equity Statements, under Item 8, “Financial Statements and Supplementary Data.”
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance for our fiscal 2013 annual goodwill impairment test. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
New Accounting Pronouncement
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Euro, U.S. dollar/Indian rupee, U.S. dollar/Australian dollar, U.S. dollar/Singapore dollar, U.S. dollar/Japanese yen, U.S. dollar/Swiss franc, U.S. dollar/Philippine peso and U.S. dollar/Norwegian krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee and Euro/Indian rupee, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by our Global Delivery Network. For additional information, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2013, it was anticipated that $177 million of the net losses, net of tax currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $309 million and $402 million as of August 31, 2013 and 2012, respectively.

Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2013 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
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
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the principal executive officer and the principal financial officer of Accenture plc have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the Proxy Statement for our Annual General Meeting of Shareholders filed with the SEC on December 17, 2012.
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Board and Corporate Governance Matters—Director Biographies,” “Board and Corporate Governance Matters—Board Meetings and Committees,” “Board and Corporate Governance Matters—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2014 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2014 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 will be included in the sections captioned “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” included in the definitive proxy statement relating to the 2014 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2014 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2013, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	12,515,653	(1)	$25.115	—
Amended and Restated 2010 Share Incentive Plan	24,428,576	(2)	42.699	37,517,583
2010 Employee Share Purchase Plan	—		N/A	21,570,401
Equity compensation plans not approved by shareholders	—		N/A	—
Total	36,944,229			59,087,984
_______________

(1)	Consists of 3,701,734 stock options with a weighted average exercise price of $25.115 per share and 8,813,919 restricted share units.

(2)	Consists of 12,675 stock options with a weighted average exercise price of $42.699 per share and 24,415,901 restricted share units.
The remaining information called for by Item 12 will be included in the sections captioned “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” included in the definitive proxy statement relating to the 2014 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2014 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be included in the sections captioned “Board and Corporate Governance Matters—Director Independence” and “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” included in the definitive proxy statement relating to the 2014 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2014 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be included in the sections captioned “Independent Auditor’s Fees” included in the definitive proxy statement relating to the 2014 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2014 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2013 and August 31, 2012 and for the three years ended August 31, 2013—Included in Part II of this Form 10-K:
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statements of Comprehensive Income
Consolidated Shareholders’ Equity Statements
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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated 2010 Share Incentive Plan (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on February 6, 2013)
10.7*	2010 Employee Share Purchase Plan (incorporated by reference to Annex B of Accenture plc’s definitive Proxy Statement on Schedule 14A filed on December 21, 2009)
10.8	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)
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

10.14*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the May 31, 2013 10-Q)
10.15*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)

10.16*	Form of Employment Agreement of executive officers in the United Kingdom (filed herewith)
10.17*	Addendum to Employment Agreement between Accenture LLP and Pamela Craig dated as of December 1, 2012 (incorporated by reference to Exhibit 10.4 to the February 28, 2013 10-Q)
10.18*	Letter Agreement between Accenture plc and Pamela Craig dated as of August 26, 2013 (filed herewith)
10.19*	Employment Agreement between Accenture LLP and William D. Green dated as of December 1, 2012 (incorporated by reference to Exhibit 10.5 to the February 28, 2013 10-Q)
10.20	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.21	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (filed herewith)
10.22
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.23
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.24*
Form of Nonqualified Share Option Agreement for senior executives pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Accenture Ltd November 30, 2004 10-Q (File No. 001-16565))

10.25*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2013 10-Q)

10.26*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2012 10-Q)

10.27*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2011 10-Q)

10.28*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 28, 2007 10-Q (File No. 001-16565)(the “February 28, 2007 10-Q”))

10.29*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.23 to the August 31, 2012 10-K)

10.30*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.24 to the August 31, 2012 10-K)

10.31*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 28, 2013 10-Q)

10.32*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2012 10-Q)

10.33*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2011 10-Q)

10.34*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)

10.35*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.28 to the August 31, 2012 10-K)

10.36*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.29 to the August 31, 2012 10-K)

10.37*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.8 to the February 28, 2013 10-Q)

10.38*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2012 10-Q)

10.39*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2011 10-Q)

10.40*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture plc 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.32 to the August 31, 2012 10-K)

10.41*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2013 10-Q)

10.42*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2012 10-Q)

10.43*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2011 10-Q)

10.44*	Form of Bonus Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.35 to the August 31, 2012 10-K)
10.45*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.10 to the February 28, 2013 10-Q)
10.46*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2012 10-Q)
10.47*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.48*	Accenture LLP Leadership Separation Benefits Plan (filed herewith)
10.49*	Description of Global Annual Bonus Plan (filed herewith)
10.50*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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
101
The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2013 and August 31, 2012, (ii) Consolidated Income Statements for the years ended August 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2013, 2012 and 2011, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2013, 2012 and 2011, (v) Consolidated Cash Flows Statements for the years ended August 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 29, 2013 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ PIERRE NANTERME
Name: Pierre Nanterme Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, David P. Rowland and Julie Spellman Sweet, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 29, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ PIERRE NANTERME	Chief Executive Officer, Chairman of the Board and Director
Pierre Nanterme	(principal executive officer)

/s/ DAVID P. ROWLAND	Chief Financial Officer
David P. Rowland	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

/s/ JAIME ARDILA	Director
Jaime Ardila

/s/ DINA DUBLON	Director
Dina Dublon

/s/ CHARLES GIANCARLO	Director
Charles Giancarlo

/s/ NOBUYUKI IDEI	Director
Nobuyuki Idei

/s/ WILLIAM L. KIMSEY	Director
William L. Kimsey

/s/ ROBERT I. LIPP	Director
Robert I. Lipp

/s/ MARJORIE MAGNER	Director
Marjorie Magner

/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie

/s/ SIR MARK MOODY-STUART	Director
Sir Mark Moody-Stuart

/s/ GILLES C. PÉLISSON	Director
Gilles C. Pélisson

/s/ WULF VON SCHIMMELMANN	Director
Wulf von Schimmelmann

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated 2010 Share Incentive Plan (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on February 6, 2013)
10.7*	2010 Employee Share Purchase Plan (incorporated by reference to Annex B of Accenture plc’s definitive Proxy Statement on Schedule 14A filed on December 21, 2009)
10.8	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)
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

10.14*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the May 31, 2013 10-Q)
10.15*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)
10.16*	Form of Employment Agreement of executive officers in the United Kingdom (filed herewith)
10.17*	Addendum to Employment Agreement between Accenture LLP and Pamela Craig dated as of December 1, 2012 (incorporated by reference to Exhibit 10.4 to the February 28, 2013 10-Q)
10.18*	Letter Agreement between Accenture plc and Pamela Craig dated as of August 26, 2013 (filed herewith)
10.19*	Employment Agreement between Accenture LLP and William D. Green dated as of December 1, 2012 (incorporated by reference to Exhibit 10.5 to the February 28, 2013 10-Q)
10.20	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.21	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (filed herewith)
10.22
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.23
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.24*
Form of Nonqualified Share Option Agreement for senior executives pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Accenture Ltd November 30, 2004 10-Q (File No. 001-16565))

10.25*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2013 10-Q)

10.26*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2012 10-Q)

10.27*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2011 10-Q)

10.28*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 28, 2007 10-Q (File No. 001-16565)(the “February 28, 2007 10-Q”))

10.29*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.23 to the August 31, 2012 10-K)

10.30*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.24 to the August 31, 2012 10-K)

10.31*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 28, 2013 10-Q)

10.32*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2012 10-Q)

10.33*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2011 10-Q)

10.34*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 10-Q)

10.35*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.28 to the August 31, 2012 10-K)

10.36*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.29 to the August 31, 2012 10-K)

10.37*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.8 to the February 28, 2013 10-Q)

10.38*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2012 10-Q)

10.39*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2011 10-Q)

10.40*
Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture plc 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.32 to the August 31, 2012 10-K)

10.41*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2013 10-Q)

10.42*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2012 10-Q)

10.43*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2011 10-Q)

10.44*	Form of Bonus Restricted Share Unit Agreement pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.35 to the August 31, 2012 10-K)
10.45*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.10 to the February 28, 2013 10-Q)
10.46*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2012 10-Q)
10.47*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.48*	Accenture LLP Leadership Separation Benefits Plan (filed herewith)
10.49*	Description of Global Annual Bonus Plan (filed herewith)
10.50*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)

21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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
101
The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2013 and August 31, 2012, (ii) Consolidated Income Statements for the years ended August 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2013, 2012 and 2011, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2013, 2012 and 2011, (v) Consolidated Cash Flows Statements for the years ended August 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements

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
We have audited the accompanying Consolidated Balance Sheets of Accenture plc and its subsidiaries as of August 31, 2013 and 2012, and the related Consolidated Income Statements, Consolidated Statements of Comprehensive Income, Consolidated Shareholders’ Equity Statements, and Consolidated Cash Flows Statements for each of the years in the three-year period ended August 31, 2013. We also have audited Accenture plc’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture plc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture plc and its subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture plc maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Chicago, Illinois
October 29, 2013

ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2013 and 2012
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2013	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,631,885	$6,640,526
Short-term investments	2,525	2,261
Receivables from clients, net	3,333,126	3,080,877
Unbilled services, net	1,513,448	1,399,834
Deferred income taxes, net	794,917	685,732
Other current assets	568,277	778,701
Total current assets	11,844,178	12,587,931
NON-CURRENT ASSETS:
Unbilled services, net	18,447	12,151
Investments	43,631	28,180
Property and equipment, net	779,675	779,494
Goodwill	1,818,586	1,215,383
Deferred contract costs	554,747	537,943
Deferred income taxes, net	1,018,567	808,765
Other non-current assets	789,218	695,568
Total non-current assets	5,022,871	4,077,484
TOTAL ASSETS	$16,867,049	$16,665,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$—	$11
Accounts payable	961,851	903,847
Deferred revenues	2,230,615	2,275,052
Accrued payroll and related benefits	3,460,393	3,428,838
Accrued consumption taxes	308,655	317,622
Income taxes payable	266,593	253,527
Deferred income taxes, net	24,031	21,916
Other accrued liabilities	908,852	908,392
Total current liabilities	8,160,990	8,109,205
NON-CURRENT LIABILITIES:
Long-term debt	25,600	22
Deferred revenues relating to contract costs	517,397	553,764
Retirement obligation	872,761	1,352,266
Deferred income taxes, net	174,818	105,544
Income taxes payable	1,224,251	1,597,590
Other non-current liabilities	463,403	322,596
Total non-current liabilities	3,278,230	3,931,782
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2013 and August 31, 2012	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 771,301,885 and 745,749,177 shares issued as of August 31, 2013 and August 31, 2012, respectively	17	16
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 30,312,244 and 43,371,864 shares issued and outstanding as of August 31, 2013 and August 31, 2012, respectively	1	1
Restricted share units	875,156	863,714
Additional paid-in capital	2,393,936	1,341,576
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2013 and August 31, 2012; Class A ordinary, 135,258,733 and 112,370,409 shares as of August 31, 2013 and August 31, 2012, respectively	(7,326,079)	(5,285,625)
Retained earnings	10,069,844	7,904,242
Accumulated other comprehensive loss	(1,052,746)	(678,148)
Total Accenture plc shareholders’ equity	4,960,186	4,145,833
Noncontrolling interests	467,643	478,595
Total shareholders’ equity	5,427,829	4,624,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,867,049	$16,665,415
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2013, 2012 and 2011
(In thousands of U.S. dollars, except share and per share amounts)

	2013	2012	2011
REVENUES:
Revenues before reimbursements (“Net revenues”)	$28,562,810	$27,862,330	$25,507,036
Reimbursements	1,831,475	1,915,655	1,845,878
Revenues	30,394,285	29,777,985	27,352,914
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	19,178,635	18,874,629	17,120,317
Reimbursable expenses	1,831,475	1,915,655	1,845,878
Cost of services	21,010,110	20,790,284	18,966,195
Sales and marketing	3,481,891	3,303,478	3,094,465
General and administrative costs	1,835,646	1,810,984	1,820,277
Reorganization (benefits) costs, net	(272,042)	1,691	1,520
Total operating expenses	26,055,605	25,906,437	23,882,457
OPERATING INCOME	4,338,680	3,871,548	3,470,457
Interest income	32,893	42,550	41,083
Interest expense	(14,035)	(15,061)	(15,000)
Other (expense) income, net	(18,244)	5,137	15,482
INCOME BEFORE INCOME TAXES	4,339,294	3,904,174	3,512,022
Provision for income taxes	784,775	1,079,241	958,782
NET INCOME	3,554,519	2,824,933	2,553,240
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(234,398)	(237,520)	(243,575)
Net income attributable to noncontrolling interests – other	(38,243)	(33,903)	(31,988)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$3,281,878	$2,553,510	$2,277,677
Weighted average Class A ordinary shares:
Basic	645,536,995	643,132,601	645,631,170
Diluted	712,763,616	727,011,059	743,211,312
Earnings per Class A ordinary share:
Basic	$5.08	$3.97	$3.53
Diluted	$4.93	$3.84	$3.39
Cash dividends per share	$1.62	$1.35	$0.90
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2013, 2012 and 2011
(In thousands of U.S. dollars)

	2013	2012	2011
NET INCOME	$3,554,519	$2,824,933	$2,553,240
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation	(258,391)	(303,780)	192,408
Defined benefit plans	77,338	(189,222)	31,705
Cash flow hedges	(193,539)	(51,756)	28,014
Marketable securities	(6)	990	(215)
OTHER COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ACCENTURE PLC	(374,598)	(543,768)	251,912
Other comprehensive (loss) income attributable to noncontrolling interests	(24,762)	(48,603)	31,778
COMPREHENSIVE INCOME	$3,155,159	$2,232,562	$2,836,930

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,907,280	$2,009,742	$2,529,589
Comprehensive income attributable to noncontrolling interests	247,879	222,820	307,341
COMPREHENSIVE INCOME	$3,155,159	$2,232,562	$2,836,930

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS For the Years Ended August 31, 2013, 2012 and 2011 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2010	$57	40	$16	696,815	$1	64,985	$973,889	$137,883	$(2,524,137)	(71,816)	$4,634,329	$(386,292)	$2,835,746	$438,977	$3,274,723
Net income											2,277,677		2,277,677	275,563	2,553,240
Other comprehensive income												251,912	251,912	31,778	283,690
Income tax benefit on share-based compensation plans								93,772					93,772		93,772
Purchases of Class A ordinary shares								137,599	(1,599,734)	(31,013)			(1,462,135)	(137,599)	(1,599,734)
Share-based compensation expense							415,918	34,219					450,137		450,137
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(15,620)		(515,690)					(515,690)	(56,453)	(572,143)
Issuances of Class A ordinary shares:
Employee share programs				24,144			(638,085)	616,086	546,297	16,427			524,298	33,068	557,366
Upon redemption of Accenture SCA Class I common shares				6,837									—		—
Dividends							32,555				(610,751)		(578,196)	(65,446)	(643,642)
Other, net								21,168			(19,738)		1,430	(47,967)	(46,537)
Balance as of August 31, 2011	$57	40	$16	727,796	$1	49,365	$784,277	$525,037	$(3,577,574)	(86,402)	$6,281,517	$(134,380)	$3,878,951	$471,921	$4,350,872
Net income											2,553,510		2,553,510	271,423	2,824,933
Other comprehensive loss												(543,768)	(543,768)	(48,603)	(592,371)
Income tax benefit on share-based compensation plans								113,620					113,620		113,620
Purchases of Class A ordinary shares								146,689	(1,960,396)	(34,316)			(1,813,707)	(146,689)	(1,960,396)
Share-based compensation expense							497,531	40,555					538,086		538,086
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(5,993)		(126,354)					(126,354)	(12,091)	(138,445)
Issuances of Class A ordinary shares:
Employee share programs				13,331			(465,672)	653,442	252,345	8,308			440,115	14,272	454,387
Upon redemption of Accenture SCA Class I common shares				4,622									—		—
Dividends							47,578				(915,929)		(868,351)	(82,506)	(950,857)
Other, net								(11,413)			(14,856)		(26,269)	10,868	(15,401)
Balance as of August 31, 2012	$57	40	$16	745,749	$1	43,372	$863,714	$1,341,576	$(5,285,625)	(112,410)	$7,904,242	$(678,148)	$4,145,833	$478,595	$4,624,428

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS — (Continued) For the Years Ended August 31, 2013, 2012 and 2011 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											3,281,878		3,281,878	272,641	3,554,519
Other comprehensive loss												(374,598)	(374,598)	(24,762)	(399,360)
Income tax benefit on share-based compensation plans								204,714					204,714		204,714
Purchases of Class A ordinary shares								131,382	(2,326,229)	(31,297)			(2,194,847)	(131,382)	(2,326,229)
Share-based compensation expense							572,456	43,422					615,878		615,878
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(13,060)		(202,262)					(202,262)	(15,861)	(218,123)
Issuances of Class A ordinary shares:
Employee share programs			1	14,534			(615,740)	816,145	285,775	8,408			486,181	29,631	515,812
Upon redemption of Accenture SCA Class I common shares				11,019				50,240					50,240	(50,240)	—
Dividends							54,726				(1,097,643)		(1,042,917)	(78,821)	(1,121,738)
Other, net								8,719			(18,633)		(9,914)	(12,158)	(22,072)
Balance as of August 31, 2013	$57	40	$17	771,302	$1	30,312	$875,156	$2,393,936	$(7,326,079)	(135,299)	$10,069,844	$(1,052,746)	$4,960,186	$467,643	$5,427,829
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2013, 2012 and 2011
(In thousands of U.S. dollars)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,554,519	$2,824,933	$2,553,240
Adjustments to reconcile Net income to Net cash provided by operating activities—
Depreciation, amortization and asset impairments	593,028	593,545	513,256
Reorganization (benefits) costs, net	(272,042)	1,691	1,520
Share-based compensation expense	615,878	538,086	450,137
Deferred income taxes, net	(209,674)	56,981	(196,395)
Other, net	(90,043)	(94,332)	81,127
Change in assets and liabilities, net of acquisitions—
Receivables from clients, net	(213,634)	15,822	(486,128)
Unbilled services, current and non-current, net	(96,060)	(144,281)	(134,353)
Other current and non-current assets	(21,152)	(355,472)	(466,913)
Accounts payable	(5,073)	(68,082)	63,005
Deferred revenues, current and non-current	(81,878)	229,724	294,512
Accrued payroll and related benefits	88,202	420,049	442,107
Income taxes payable, current and non-current	(260,902)	69,146	186,937
Other current and non-current liabilities	(298,041)	169,042	139,687
Net cash provided by operating activities	3,303,128	4,256,852	3,441,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	—	12,549	10,932
Purchases of available-for-sale investments	—	(7,554)	(11,173)
Proceeds from sales of property and equipment	17,366	5,977	6,755
Purchases of property and equipment	(369,593)	(371,974)	(403,714)
Purchases of businesses and investments, net of cash acquired	(803,988)	(174,383)	(306,187)
Net cash used in investing activities	(1,156,215)	(535,385)	(703,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	515,812	454,387	557,366
Purchases of shares	(2,544,352)	(2,098,841)	(2,171,877)
Repayments of long-term debt, net	(34)	(6,399)	(1,539)
Proceeds from (repayments of) short-term borrowings, net	88	131	(69)
Cash dividends paid	(1,121,738)	(950,857)	(643,642)
Excess tax benefits from share-based payment arrangements	114,073	78,357	171,314
Other, net	(29,478)	(35,633)	(33,057)
Net cash used in financing activities	(3,065,629)	(2,558,855)	(2,121,504)
Effect of exchange rate changes on cash and cash equivalents	(89,925)	(223,164)	245,938
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,008,641)	939,448	862,786
CASH AND CASH EQUIVALENTS, beginning of period	6,640,526	5,701,078	4,838,292
CASH AND CASH EQUIVALENTS, end of period	$5,631,885	$6,640,526	$5,701,078
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$13,984	$15,133	$14,884
Income taxes paid	$963,039	$1,033,704	$824,434
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
Basis of Presentation
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
The shares of Accenture SCA and Accenture Canada Holdings Inc. held by persons other than the Company are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interest percentages were 6% and 8% as of August 31, 2013 and 2012, respectively. Purchases and/or redemptions of Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.
All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2013” means the 12-month period that ended on August 31, 2013. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.
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
Fiscal 2012 income tax amounts in certain line items within cash flows from operating activities in the Company’s Consolidated Cash Flows Statement have been revised. These revisions were not material and had no impact on reported Net cash provided by operating activities. In addition, certain other amounts reported in previous years have been reclassified to conform to the fiscal 2013 presentation.
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
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $539,048 and $538,638 as of August 31, 2013 and 2012, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $515,578 and $551,364 as of August 31, 2013 and 2012, respectively, and are included in non-current Deferred revenues relating to contract costs. Contract acquisition and origination costs are expensed as incurred.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including money market funds of $650,000 and $1,265,000 as of August 31, 2013 and 2012, respectively. Cash and cash equivalents also includes restricted cash of $45,132 and $27,982 as of August 31, 2013 and 2012, respectively, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2013 and 2012, total allowances recorded for client receivables and unbilled services were $91,716 and $64,874, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
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
Investments
All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the First In, First Out method and are included in Other (expense) income, net. The Company does not hold these investments for speculative or trading purposes.

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

Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2013	2012	2011
Training costs	$878,108	$857,574	$810,387
Research and development costs	715,094	559,611	481,970
Advertising costs	90,310	81,640	81,420
Provision for (release of) doubtful accounts (1)	32,238	(204)	(24,361)
_______________

(1)	For additional information, see “—Client Receivables, Unbilled Services and Allowances.”
Recently Adopted Accounting Pronouncements
In August 2013, the Company early adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of accumulated other comprehensive income (loss). The early adoption of this guidance did not have a material impact on the Consolidated Financial Statements. For additional information related to the reclassifications out of accumulated other comprehensive income (loss), see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
In September 2012, the Company adopted guidance issued by the FASB, which requires companies to present net income and other comprehensive income in either one continuous statement or in two separate but consecutive statements. The adoption of this guidance resulted in a change in the presentation of the components of comprehensive income, which are now presented in the Consolidated Statements of Comprehensive Income rather than in the Consolidated Shareholders’ Equity Statements.
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this new guidance for its fiscal 2013 annual goodwill impairment test. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2.    EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Fiscal
	2013	2012	2011
Basic Earnings per share
Net income attributable to Accenture plc	$3,281,878	$2,553,510	$2,277,677
Basic weighted average Class A ordinary shares	645,536,995	643,132,601	645,631,170
Basic earnings per share	$5.08	$3.97	$3.53
Diluted Earnings per share
Net income attributable to Accenture plc	$3,281,878	$2,553,510	$2,277,677
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	234,398	237,520	243,575
Net income for diluted earnings per share calculation	$3,516,276	$2,791,030	$2,521,252
Basic weighted average Class A ordinary shares	645,536,995	643,132,601	645,631,170
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	46,212,252	59,833,742	69,326,725
Diluted effect of employee compensation related to Class A ordinary shares (2)	20,843,994	23,917,121	28,122,887
Diluted effect of share purchase plans related to Class A ordinary shares	170,375	127,595	130,530
Diluted weighted average Class A ordinary shares (2)	712,763,616	727,011,059	743,211,312
Diluted earnings per share (2)	$4.93	$3.84	$3.39
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

(2)
Fiscal 2012 and 2011 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2013 payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

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
The Company’s reorganization activity was as follows:

	Fiscal
	2013	2012	2011
Reorganization liability, beginning of period	$268,806	$307,286	$271,907
Final determinations	(273,945)	—	—
Interest expense accrued	1,903	1,691	1,520
Other adjustments	3,532	—	(3,873)
Foreign currency translation	18,165	(40,171)	37,732
Reorganization liability, end of period	$18,461	$268,806	$307,286
As a result of final determinations, certain reorganization liabilities established in connection with the Company's transition to a corporate structure in 2001 are no longer probable. Accordingly, the Company recorded reorganization benefits of $273,945 during fiscal 2013. These benefits were partially offset by interest expense associated with carrying these liabilities of $1,903. As of August 31, 2013, reorganization liabilities of $5,080 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $13,381 were included in Other non-current liabilities. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. As of August 31, 2013, only a small number of countries remain that have active audits/investigations or open statutes of limitations.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2013	2012	2011
Foreign currency translation
Beginning balance	$(156,010)	$147,770	$(44,638)
Foreign currency translation	(280,128)	(334,750)	224,805
Income tax benefit (expense)	4,603	3,491	(6,432)
Portion attributable to noncontrolling interests	17,134	27,479	(25,965)
Foreign currency translation, net of tax	(258,391)	(303,780)	192,408
Ending balance	(414,401)	(156,010)	147,770

Defined benefit plans
Beginning balance	(502,742)	(313,520)	(345,225)
Actuarial gains (losses)	162,975	(366,711)	17,859
Prior service costs arising during the period	(45,653)	—	—
Reclassifications into net periodic pension and post-retirement expense (1)	33,393	28,070	38,114
Income tax (expense) benefit	(68,300)	132,764	(21,171)
Portion attributable to noncontrolling interests	(5,077)	16,655	(3,097)
Defined benefit plans, net of tax	77,338	(189,222)	31,705
Ending balance	(425,404)	(502,742)	(313,520)

Cash flow hedges
Beginning balance	(19,402)	32,354	4,340
Unrealized (losses) gains	(365,203)	(146,532)	72,066
Reclassification adjustments into Cost of services	49,954	55,068	(21,753)
Income tax benefit (expense)	109,005	35,152	(19,562)
Portion attributable to noncontrolling interests	12,705	4,556	(2,737)
Cash flow hedges, net of tax	(193,539)	(51,756)	28,014
Ending balance	(212,941)	(19,402)	32,354

Marketable securities
Beginning balance	6	(984)	(769)
Unrealized gains (losses)	—	142	(236)
Reclassification adjustments into Other (expense) income, net	(5)	935	—
Portion attributable to noncontrolling interests	(1)	(87)	21
Marketable securities, net of tax	(6)	990	(215)
Ending balance	—	6	(984)

Accumulated other comprehensive loss	$(1,052,746)	$(678,148)	$(134,380)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales & marketing and General & administrative costs.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

5.    PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31,
	2013	2012
Buildings and land	$3,502	$3,296
Computers, related equipment and software	1,379,731	1,356,950
Furniture and fixtures	307,199	313,370
Leasehold improvements	697,454	654,134
Property and equipment, gross	2,387,886	2,327,750
Total accumulated depreciation	(1,608,211)	(1,548,256)
Property and equipment, net	$779,675	$779,494

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.    BUSINESS COMBINATIONS AND GOODWILL
On July 8, 2013, the Company acquired Acquity Group Ltd. (“Acquity”), a provider of strategy, digital marketing and technical services, for $282,985, net of cash acquired. This acquisition expanded Accenture’s range of digital marketing services and resulted in more than 600 Acquity employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $215,979, which was allocated to the Products, Communication, Media & Technology and Financial Services reportable segments, and intangible assets of $55,972, primarily related to customer relationships and technology-related assets. The goodwill is not deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to ten years. The pro forma effects on the Company’s operations were not material.
During fiscal 2013, the Company also completed other individually immaterial acquisitions, including a provider of clinical and regulatory information management solutions and software for the pharmaceutical industry and a provider of loan origination software and electronic document management services, for total consideration of $521,003. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $405,151, which was allocated among the reportable operating segments, and intangible assets of $122,012, primarily related to customer relationships and technology-related assets. Goodwill also included immaterial adjustments related to prior period acquisitions and is not deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to fifteen years. The pro forma effects on the Company’s operations were not material.
During fiscal 2012, the Company completed several individually immaterial acquisitions, including a provider of residential and commercial mortgage processing services, for total consideration of $174,383. In connection with these acquisitions, the Company recorded goodwill of $123,817, which was allocated among the reportable operating segments, and intangible assets of $57,732, primarily related to customer relationships. Goodwill also included immaterial adjustments related to prior period acquisitions. The intangible assets are being amortized over three to seven years. The pro forma effects on the Company’s operations were not material.
During fiscal 2011, the Company completed several individually immaterial acquisitions, including a provider of software solutions for the property and casualty insurance industry, for total consideration of $306,187. In connection with these acquisitions, the Company recorded goodwill of $254,975, which was allocated among the reportable operating segments, and intangible assets of $81,735, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of less than one to fifteen years. The pro forma effects on the Company’s operations were not material.
Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2013 and 2012.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2011	Additions/ Adjustments	Foreign Currency Translation	August 31, 2012	Additions/ Adjustments	Foreign Currency Translation	August 31, 2013
Communications, Media & Technology	$173,867	$2,298	$(7,752)	$168,413	$69,879	$(3,848)	$234,444
Financial Services	304,720	112,733	(9,497)	407,956	182,800	(8,107)	582,649
Health & Public Service	286,158	1,322	(2,147)	285,333	10,287	(576)	295,044
Products	278,929	5,241	(13,992)	270,178	347,847	(1,017)	617,008
Resources	88,317	3,147	(7,961)	83,503	9,988	(4,050)	89,441
Total	$1,131,991	$124,741	$(41,349)	$1,215,383	$620,801	$(17,598)	$1,818,586

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
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $4,805 as of August 31, 2013.
The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2013 was $418,697.
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
Cash Flow Hedges
Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2013 and 2012, the Company held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $49,954 and $55,068 during fiscal 2013 and 2012, respectively, and a net gain of $21,753 during fiscal 2011. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statement and for fiscal 2013, 2012 and 2011, was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2013, 2012 and 2011. As of August 31, 2013, $177,201 of net unrealized losses related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Derivatives
The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net loss of $142,432 and $153,913 for fiscal 2013 and 2012, respectively. Gains and losses on these contracts are recorded in Other (expense) income, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31,
	2013	2012
Assets
Cash Flow Hedges
Other current assets	$—	$15,392
Other non-current assets	—	36,106
Other Derivatives
Other current assets	4,805	9,988
Total assets	$4,805	$61,486
Liabilities
Cash Flow Hedges
Other accrued liabilities	$187,525	$59,458
Other non-current liabilities	159,155	23,471
Other Derivatives
Other accrued liabilities	72,017	11,147
Total liabilities	$418,697	$94,076
Total fair value	$(413,892)	$(32,590)
Total notional value	$5,499,224	$4,853,191

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.    BORROWINGS AND INDEBTEDNESS
As of August 31, 2013, the Company had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	507,899	—
Local guaranteed and non-guaranteed lines of credit (3)	170,138	—
Total	$1,678,037	$—
_______________

(1)
This facility, which matures on October 31, 2016, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2013 and 2012, the Company had no borrowings under the facility.

(2)
The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2013 and 2012, the Company had no borrowings under these facilities.

(3)
The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2013 and 2012, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $179,186 and $164,121 of letters of credit outstanding as of August 31, 2013 and 2012, respectively. In addition, the Company also had total outstanding debt of $25,600 and $33 as of August 31, 2013 and 2012, respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.    INCOME TAXES

	Fiscal
	2013	2012	2011
Current taxes
U.S. federal(1)	$155,090	$118,498	$334,400
U.S. state and local(1)	3,425	16,754	46,878
Non-U.S.	835,934	887,008	747,762
Total current tax expense	994,449	1,022,260	1,129,040
Deferred taxes
U.S. federal(1)	(12,912)	161,093	(8,229)
U.S. state and local(1)	795	27,362	(1,140)
Non-U.S.	(197,557)	(131,474)	(160,889)
Total deferred tax (benefit) expense	(209,674)	56,981	(170,258)
Total	$784,775	$1,079,241	$958,782
_______________

(1)
The fiscal 2012 U.S. federal and U.S. state and local current and deferred tax expense reflects the impact of a discretionary cash contribution of $500,000 made to the Company's U.S. defined benefit pension plan during fiscal 2013.

The components of Income before income taxes were as follows:

	Fiscal
	2013	2012	2011
U.S. sources	$1,043,810	$748,177	$719,315
Non-U.S. sources	3,295,484	3,155,997	2,792,707
Total	$4,339,294	$3,904,174	$3,512,022

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.1	1.0	0.9
Non-U.S. operations taxed at lower rates	(13.1)	(13.7)	(14.6)
Reorganization final determinations (1)	(2.2)	—	—
Other final determinations (1)	(8.2)	(8.6)	(0.6)
Other net activity in unrecognized tax benefits	3.8	9.4	4.8
Other, net	1.7	4.5	1.8
Effective income tax rate	18.1%	27.6%	27.3%
_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2013	2012
Deferred tax assets
Pensions	$127,515	$165,216
Revenue recognition	97,361	89,420
Compensation and benefits	498,035	440,768
Share-based compensation	217,990	239,326
Tax credit carryforwards	94,417	137,904
Net operating loss carryforwards	197,691	176,649
Depreciation and amortization	46,185	55,182
Deferred amortization deductions	393,392	244,103
Indirect effects of unrecognized tax benefits	357,093	316,776
Derivatives	120,229	11,482
Other	99,182	94,308
	2,249,090	1,971,134
Valuation allowance	(204,561)	(221,015)
Total deferred tax assets	2,044,529	1,750,119
Deferred tax liabilities
Revenue recognition	(71,907)	(56,429)
Depreciation and amortization	(128,106)	(96,833)
Investments in subsidiaries	(159,910)	(174,943)
Other	(69,971)	(54,877)
Total deferred tax liabilities	(429,894)	(383,082)
Net deferred tax assets	$1,614,635	$1,367,037

The Company recorded valuation allowances of $204,561 and $221,015 as of August 31, 2013 and 2012, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2013, the Company recorded a net decrease of $16,454 in the valuation allowance, primarily due to the realization of foreign tax credits.
The Company had net operating loss carryforwards as of August 31, 2013 of $724,484. Of this amount, $142,937 expires between 2014 and 2023, $30,061 expires between 2024 and 2033, and $551,486 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2013 of $94,417, of which $26,269 will expire between 2014 and 2023, $10,405 will expire between 2024 and 2033, and $57,743 has an indefinite carryforward period.
As of August 31, 2013, the Company had $1,263,070 of unrecognized tax benefits, of which $647,208, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2012, the Company had $1,604,745 of unrecognized tax benefits, of which $813,721, if recognized, would favorably affect the Company’s effective tax rate. The differences of $615,862 and $791,024, respectively, represent items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2013	2012
Balance, at beginning of period	$1,604,745	$1,645,831
Additions for tax positions related to the current year	171,133	271,305
Additions for tax positions related to prior years	124,372	328,210
Reductions for tax positions related to prior years	(533,570)	(458,767)
Statute of limitations expirations	(67,891)	(26,766)
Settlements with tax authorities	(36,218)	(112,520)
Cumulative foreign currency translation	499	(42,548)
Balance, at end of period	$1,263,070	$1,604,745
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2013, 2012 and 2011, the Company recognized (benefit) expense of $(46,602), $(98,765) and $59,950 in interest and penalties, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $119,937 ($100,939, net of tax benefits) and $171,556 ($125,993, net of tax benefits) on the Company’s Consolidated Balance Sheets as of August 31, 2013 and 2012, respectively.
The Company is currently under audit by the U.S. Internal Revenue Service for fiscal 2010 to 2011. The audit by the U.S. Internal Revenue Service for fiscal 2006 to 2009 closed during fiscal 2013. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2006. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $732,000 or increase by approximately $112,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.
As of August 31, 2013, the Company had not recognized a deferred tax liability on $2,847,544 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose additional taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.
Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2014 and 2017. Some of the holidays are renewable at reduced levels, with renewal periods through 2027. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $84,000, $84,000 and $72,000 in fiscal 2013, 2012 and 2011, respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.    RETIREMENT AND PROFIT SHARING PLANS
Defined Benefit Pension Plans
In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans for certain current, retired and resigned employees. In addition, the Company’s U.S. defined benefit pension plans include a frozen plan for former pre-incorporation partners, which is unfunded. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The defined benefit pension disclosures include the Company's U.S. and material non-U.S. defined benefit pension plans.
Postemployment Plans
Certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits, such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are not material and are substantially provided for on an accrual basis.
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense for the subsequent year were as follows:

	August 31,
	2013		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.00%	4.18%	4.00%	4.23%	5.25%	4.99%
Expected rate of return on plan assets	5.50%	4.79%	5.50%	4.72%	7.50%	5.12%
Rate of increase in future compensation	3.60%	3.79%	4.00%	3.81%	4.00%	4.03%

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
Pension Expense
Pension expense for fiscal 2013, 2012 and 2011 was $91,771, $102,555 and $110,332 respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the defined benefit pension obligations, plan assets and funded status for fiscal 2013 and 2012 were as follows:

	August 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$1,881,544	$1,145,964	$1,433,884	$1,046,251
Service cost	11,472	60,173	11,437	53,086
Interest cost	74,664	47,042	74,403	47,800
Participant contributions	—	5,792	—	7,058
Acquisitions/divestitures/transfers	—	(34)	—	7,211
Amendments	—	(3,120)	—	—
Curtailments	—	(471)	—	—
Actuarial (gain) loss	(317,291)	47,699	395,636	94,896
Benefits paid	(36,295)	(38,899)	(33,816)	(30,710)
Exchange rate impact	—	(32,569)	—	(79,628)
Benefit obligation, end of year	$1,614,094	$1,231,577	$1,881,544	$1,145,964
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$1,185,961	$846,494	$1,006,507	$779,754
Actual return on plan assets	(95,320)	78,312	202,018	67,724
Acquisitions/divestitures/transfers	—	—	—	6,935
Employer contributions (1)	511,418	55,490	11,252	55,052
Participant contributions	—	5,792	—	7,058
Benefits paid	(36,295)	(38,899)	(33,816)	(30,710)
Exchange rate impact	—	(33,895)	—	(39,319)
Fair value of plan assets, end of year	$1,565,764	$913,294	$1,185,961	$846,494
Funded status, end of year	$(48,330)	$(318,283)	$(695,583)	$(299,470)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$91,316	$59,758	$—	$30,365
Current liabilities	(11,570)	(9,511)	(11,709)	(8,953)
Non-current liabilities	(128,076)	(368,530)	(683,874)	(320,882)
Funded status, end of year	$(48,330)	$(318,283)	$(695,583)	$(299,470)
_______________

(1)	The Company made a discretionary cash contribution of $500,000 to its U.S. defined benefit pension plan during fiscal 2013.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net actuarial loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2013 and 2012 was as follows:

	August 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$456,347	$193,503	$607,011	$203,608
Prior service (credit) cost	—	(14,275)	3	(15,281)
Accumulated other comprehensive loss, pre-tax	$456,347	$179,228	$607,014	$188,327
The estimated amounts that will be amortized from Accumulated other comprehensive loss as of August 31, 2013 into net periodic pension expense during fiscal 2014 are as follows:

	U.S. Plans	Non-U.S. Plans
Actuarial loss	$10,003	$9,467
Prior service credit	—	(2,719)
Total	$10,003	$6,748
Funded Status for Defined Benefit Plans
The accumulated benefit obligation as of August 31, 2013 and 2012 was as follows:

	August 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,603,868	$1,134,505	$1,867,820	$1,046,280
The following information is provided for defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets as of August 31, 2013 and 2012:

	August 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$139,646	$484,162	$1,881,544	$672,195
Fair value of plan assets	—	106,120	1,185,961	342,361

	August 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$139,646	$403,788	$1,867,820	$436,499
Fair value of plan assets	—	81,416	1,185,961	178,600

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
Risk Management
Plan investments are exposed to certain risks including market, interest rate and operating risk. In order to mitigate significant concentrations of these risks, the assets are invested in a diversified portfolio primarily consisting of fixed income instruments and equities. To minimize asset volatility relative to the liabilities, plan assets allocated to debt securities appropriately match the duration of individual plan liabilities. Equities are diversified between U.S. and non-U.S. index funds and are intended to achieve long term capital appreciation. Plan asset allocation and investment managers’ guidelines are reviewed on a regular basis.

Plan Assets
The Company’s target allocation for fiscal 2014 and weighted-average plan assets allocations as of August 31, 2013 and 2012 by asset category, for defined benefit pension plans were as follows:

	2014 Target Allocation		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	20%	46-48%	23%	43%	55%	40%
Debt securities	80	40-42	76	43	44	44
Cash and short-term investments	—	2-3	1	2	1	2
Insurance contracts	—	5-10	—	8	—	11
Other	—	2-3	—	4	—	3
Total	100%	n/m	100%	100%	100%	100%
_______________
n/m = not meaningful

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The fair values of defined benefit pension plan assets as of August 31, 2013 were as follows:

U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$216,231	$—	$216,231
Non-U.S. equity securities	—	135,899	—	135,899
Fixed Income
U.S. government, state and local debt securities	—	649,255	—	649,255
Non-U.S. government debt securities	—	16,482	—	16,482
U.S. corporate debt securities	—	190,924	—	190,924
Non-U.S. corporate debt securities	—	22,944	—	22,944
Mutual fund debt securities	314,528	—	—	314,528
Cash and short-term investments	—	19,501	—	19,501
Total	$314,528	$1,251,236	$—	$1,565,764

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$63,827	$—	$63,827
Non-U.S. equity securities	—	279,257	—	279,257
Mutual fund equity securities	—	46,773	—	46,773
Fixed Income
Non-U.S. government debt securities	12,147	253,375	—	265,522
Non-U.S. corporate debt securities	—	60,692	—	60,692
Mutual fund debt securities	—	65,954	—	65,954
Cash and short-term investments	16,528	7,399	—	23,927
Insurance contracts	—	71,103	—	71,103
Other	—	36,239	—	36,239
Total	$28,675	$884,619	$—	$913,294
There were no transfers between Levels 1 and 2 during fiscal 2013.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $66,644 in fiscal 2014 related to contributions to its U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans.

Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2014	$37,588	$40,247
2015	40,070	36,183
2016	42,868	42,826
2017	46,038	47,967
2018	49,401	51,449
2019-2023	310,930	303,012
Defined Contribution Plans
In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Defined contribution plans in countries other than the United States and the United Kingdom are individually immaterial. Total expenses recorded for the United States and the United Kingdom defined contribution plans were $248,242, $255,606 and $235,439 in fiscal 2013, 2012 and 2011, respectively.
11.    SHARE-BASED COMPENSATION
Share Incentive Plans
On February 6, 2013 the Company’s shareholders approved an amendment to the Accenture plc 2010 Share Incentive Plan (the “Amended 2010 SIP”), which the Board of Directors of Accenture approved on December 6, 2012. The Amended 2010 SIP is substantially the same as the Accenture plc 2010 Share Incentive Plan (the “2010 SIP”), except that it was amended to authorize an additional 24,000,000 shares and expressly prohibit the repricing of options and share appreciation rights. The 2010 SIP was originally approved by the Company's shareholders on February 4, 2010. No new awards were granted under the 2001 Share Incentive Plan (the “2001 SIP”) on or after February 4, 2010, and any share capacity remaining under the 2001 SIP was cancelled and not incorporated in the 2010 SIP. However, outstanding awards granted under the 2001 SIP, before the approval of the 2010 SIP, continue to be satisfied from shares authorized under the 2001 SIP.
The Amended 2010 SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 74,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2013, there were 37,517,583 shares available for future grants under the Amended 2010 SIP. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. The Company issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.

A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2013	2012	2011
Total share-based compensation expense included in Net income	$615,878	$538,086	$450,137
Income tax benefit related to share-based compensation included in Net income	186,839	167,109	138,984

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the 2001 SIP participants were, granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is determined on the grant date based on the Company’s stock price. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2013 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2012	34,454,315	$44.27
Granted (1)	12,001,178	67.56
Vested (2)	(13,417,667)	45.75
Forfeited	(1,328,782)	47.65
Nonvested balance as of August 31, 2013	31,709,044	$52.32
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2013, 2012 and 2011 was $67.56, $53.98 and $47.87, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2013, 2012 and 2011 was $613,920, $488,085 and $592,482, respectively.
As of August 31, 2013, there was $623,117 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years. As of August 31, 2013, there were 1,520,776 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Stock Options
Stock options may be granted to members of Accenture Leadership and other employees under the Amended 2010 SIP and were previously granted under the 2001 SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture plc Class A ordinary shares on the date the option is granted. Options granted under the Amended 2010 SIP and previously under the 2001 SIP are subject to cliff or graded vesting, generally ranging from two to five years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. The fair value of each options grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Stock option activity for fiscal 2013 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2012	5,836,662	$24.49	2.3	$216,291
Granted	—	—
Exercised	(2,071,005)	23.43
Forfeited	(51,248)	18.06
Options outstanding as of August 31, 2013	3,714,409	$25.18	1.5	$175,110
Options exercisable as of August 31, 2013	3,660,375	$25.04	1.4	$173,051
Options exercisable as of August 31, 2012	5,715,100	24.32	2.2	212,750
Options exercisable as of August 31, 2011	7,902,845	23.79	3.0	237,690

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other information pertaining to option activity is as follows:

	Fiscal
	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$—	$—	$13.73
Total fair value of stock options vested	771	726	3,757
Total intrinsic value of stock options exercised	100,487	83,470	450,956
Cash received from the exercise of stock options was $48,519 and the income tax benefit realized from the exercise of stock options was $20,244 for fiscal 2013. As of August 31, 2013, there was $36 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1 year.
Employee Share Purchase Plan
2010 ESPP
The 2010 Employee Share Purchase Plan (the “2010 ESPP”) is a nonqualified plan that provides eligible employees of the Company with an opportunity to purchase Accenture plc Class A ordinary shares through payroll deductions. Under the 2010 ESPP, eligible employees may purchase Accenture plc Class A ordinary shares through the Employee Share Purchase Plan (the “ESPP”) or the Voluntary Equity Investment Program (the “VEIP”). Under the ESPP, eligible employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to $7.5 per offering period) to purchase Accenture plc Class A ordinary shares at a discount. Under the VEIP, eligible members of Accenture Leadership may elect to contribute up to 30% of their total compensation towards the monthly purchase of Accenture plc Class A ordinary shares at fair market value. At the end of the VEIP program year, Accenture Leadership participants, who did not withdraw from the program, will be granted restricted share units under the Amended 2010 SIP equal to 50% of the number of shares purchased during that year.
A maximum of 45,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2013, the Company had issued 23,429,599 Accenture plc Class A ordinary shares under the 2010 ESPP. The Company issued 6,916,088, 7,406,727 and 7,382,949 shares to employees in fiscal 2013, 2012 and 2011, respectively, under the 2010 ESPP.
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
Members of Accenture Leadership in certain countries, including the United States, received Accenture SCA Class I common shares in connection with the Company’s transition to a corporate structure. Only the Company and its current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Accenture SCA Class I common share entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA and entitles its holders to dividends and liquidation payments.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

13.    MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for the Company’s publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2013, the Company’s aggregate available authorization was $1,964,096 for its publicly announced open-market share purchase and these other share purchase programs.
The Company’s share purchase activity during fiscal 2013 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	26,547,155	$1,996,622	—	$—
Other share purchase programs	—	—	3,062,148	218,123
Other purchases (2)	4,750,122	329,607	—	—
Total	31,297,277	$2,326,229	3,062,148	$218,123
 _______________

(1)
The Company conducts a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to the Company’s employees.

(2)
During fiscal 2013, as authorized under the Company’s various employee equity share plans, the Company acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect the Company’s aggregate available authorization for the Company’s publicly announced open-market share purchase and the other share purchase programs.

Other Share Redemptions
During fiscal 2013, the Company issued 11,019,187 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to its registration statement on Form S-3 (the “registration statement”). The registration statement allows the Company, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.

Dividends
The Company’s dividend activity during fiscal 2013 was as follows:

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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Subsequent Events
On September 25, 2013, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.93 per share on its Class A ordinary shares for shareholders of record at the close of business on October 11, 2013. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.93 per share on its Class I common shares for shareholders of record at the close of business on October 8, 2013. Both dividends are payable on November 15, 2013. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
On September 25, 2013, the Board of Directors of Accenture plc approved $5,000,000 in additional share repurchase authority bringing the Company’s total outstanding authority to $6,964,096.
14.    LEASE COMMITMENTS
The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes and sublease income from third parties, during fiscal 2013, 2012 and 2011 was as follows:

	Fiscal
	2013	2012	2011
Rental expense	$529,342	$541,182	$493,734
Sublease income from third parties	(31,663)	(33,171)	(32,503)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2013, were as follows:

	Operating Lease Payments	Operating Sublease Income
2014	$454,655	$(28,280)
2015	364,701	(23,821)
2016	283,849	(19,794)
2017	219,043	(15,680)
2018	163,549	(13,500)
Thereafter	674,603	(20,351)
	$2,160,400	$(121,426)

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

15.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2013 and 2012, the Company has reflected the fair value of $94,310 and $95,957, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, the Company's consulting arrangements may include warranty provisions that the Company's solutions will substantially operate in accordance with the applicable system requirements. Indemnification provisions are also included in arrangements under which the Company agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.
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
As of August 31, 2013 and 2012, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $748,000 and $596,000, respectively, of which all but approximately $15,000 and $21,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2013, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

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
 The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal
2013	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other	Total
Net revenues	$5,686,370	$6,165,663	$4,739,483	$6,806,615	$5,143,073	$21,606	$28,562,810
Depreciation (1)	65,857	64,844	62,048	81,888	50,360	—	324,997
Operating income	785,543	1,002,785	594,417	985,375	970,560	—	4,338,680
Assets as of August 31 (2)	712,074	176,601	552,888	667,415	617,743	(54,965)	2,671,756
2012
Net revenues	$5,906,724	$5,842,776	$4,255,631	$6,562,974	$5,275,001	$19,224	$27,862,330
Depreciation (1)	64,202	63,251	61,994	72,532	56,013	—	317,992
Operating income	845,411	809,633	376,125	863,860	976,519	—	3,871,548
Assets as of August 31 (2)	582,652	215,741	477,536	533,522	484,095	(91,557)	2,201,989
2011
Net revenues	$5,434,024	$5,380,674	$3,861,146	$5,931,333	$4,882,248	$17,611	$25,507,036
Depreciation (1)	63,524	56,256	56,207	68,136	53,426	—	297,549
Operating income	727,761	898,287	318,430	679,716	846,263	—	3,470,457
Assets as of August 31 (2)	556,190	189,611	576,505	579,616	642,250	(86,104)	2,458,068
_______________

(1)	Amounts include depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	Americas	EMEA(1)	Asia Pacific	Total
2013
Net revenues	$13,518,623	$11,047,417	$3,996,770	$28,562,810
Reimbursements	972,217	576,178	283,080	1,831,475
Revenues	14,490,840	11,623,595	4,279,850	30,394,285
Property and equipment, net as of August 31	317,759	199,593	262,323	779,675
2012
Net revenues	$12,522,673	$11,296,207	$4,043,450	$27,862,330
Reimbursements	897,483	697,622	320,550	1,915,655
Revenues	13,420,156	11,993,829	4,364,000	29,777,985
Property and equipment, net as of August 31	256,697	206,356	316,441	779,494
2011
Net revenues	$11,270,668	$10,853,684	$3,382,684	$25,507,036
Reimbursements	851,081	699,631	295,166	1,845,878
Revenues	12,121,749	11,553,315	3,677,850	27,352,914
Property and equipment, net as of August 31	235,900	230,805	318,526	785,231
 _______________

(1)	EMEA includes Europe, Middle East and Africa.
The Company conducts business in the following countries that individually comprised 10% or more of consolidated Net revenues:

	Fiscal
	2013	2012	2011
United States	39%	36%	35%
United Kingdom	9	9	10
The Company conducts business in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31,
	2013	2012	2011
United States	31%	26%	23%
India	17	21	23
Philippines	9	10	9

Net revenues by type of work were as follows:

	Fiscal
	2013	2012	2011
Consulting	$15,383,485	$15,562,321	$14,924,187
Outsourcing	13,179,325	12,300,009	10,582,849
Net revenues	28,562,810	27,862,330	25,507,036
Reimbursements	1,831,475	1,915,655	1,845,878
Revenues	$30,394,285	$29,777,985	$27,352,914

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

17.    QUARTERLY DATA (unaudited)

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,219,961	$7,058,042	$7,198,140	$7,086,667	$28,562,810
Reimbursements	448,075	435,278	509,795	438,327	1,831,475
Revenues	7,668,036	7,493,320	7,707,935	7,524,994	30,394,285
Cost of services before reimbursable expenses	4,853,768	4,827,679	4,760,121	4,737,067	19,178,635
Reimbursable expenses	448,075	435,278	509,795	438,327	1,831,475
Cost of services	5,301,843	5,262,957	5,269,916	5,175,394	21,010,110
Operating income	1,048,674	1,164,532	1,141,971	983,503	4,338,680
Net income	766,031	1,187,098	874,063	727,327	3,554,519
Net income attributable to Accenture plc	698,817	1,101,802	810,258	671,001	3,281,878
Weighted average Class A ordinary shares:
—Basic	639,659,238	649,520,337	650,625,931	642,359,475	645,536,995
—Diluted (1)	716,630,385	715,135,968	714,984,161	706,256,084	712,763,616
Earnings per Class A ordinary share:
—Basic	$1.09	$1.70	$1.25	$1.04	$5.08
—Diluted (1)	1.06	1.65	1.21	1.01	4.93
Ordinary share price per share:
—High	$71.79	$75.97	$84.22	$83.30	$84.22
—Low	60.69	65.20	72.42	69.00	60.69
_______________

(1)
The first and second quarters of fiscal 2013 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2013 payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,074,497	$6,797,250	$7,154,690	$6,835,893	$27,862,330
Reimbursements	514,611	462,578	486,100	452,366	1,915,655
Revenues	7,589,108	7,259,828	7,640,790	7,288,259	29,777,985
Cost of services before reimbursable expenses	4,822,957	4,680,884	4,783,785	4,587,003	18,874,629
Reimbursable expenses	514,611	462,578	486,100	452,366	1,915,655
Cost of services	5,337,568	5,143,462	5,269,885	5,039,369	20,790,284
Operating income	981,138	889,299	1,060,761	940,350	3,871,548
Net income	711,757	714,190	762,831	636,155	2,824,933
Net income attributable to Accenture plc	642,086	643,923	689,219	578,282	2,553,510
Weighted average Class A ordinary shares:
—Basic	644,285,298	646,452,990	645,761,617	636,064,228	643,132,601
—Diluted (1)	730,916,739	730,034,891	729,528,085	718,489,744	727,011,059
Earnings per Class A ordinary share:
—Basic	$1.00	$1.00	$1.07	$0.90	$3.97
—Diluted (1)	0.96	0.97	1.03	0.88	3.84
Ordinary share price per share:
—High	$61.90	$60.20	$65.89	$61.98	$65.89
—Low	48.55	51.08	56.21	54.94	48.55
_______________

(1)
Fiscal 2012 diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the fiscal 2013 payment of cash dividends. This did not result in a change to previously reported Diluted earnings per share.