Form 10-Q
period 2014-02-28
Accenture plc
filed 2014-03-27
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 13, 2014 was 781,442,749 (which number includes 148,373,320 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 13, 2014 was 29,079,918.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
February 28, 2014 and August 31, 2013
(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2014	August 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,680,274	$5,631,885
Short-term investments	2,706	2,525
Receivables from clients, net	3,588,189	3,333,126
Unbilled services, net	1,730,495	1,513,448
Deferred income taxes, net	835,845	794,917
Other current assets	796,371	568,277
Total current assets	10,633,880	11,844,178
NON-CURRENT ASSETS:
Unbilled services, net	30,947	18,447
Investments	43,350	43,631
Property and equipment, net	783,961	779,675
Goodwill	2,312,145	1,818,586
Deferred contract costs	599,925	554,747
Deferred income taxes, net	1,051,482	1,018,567
Other non-current assets	901,519	789,218
Total non-current assets	5,723,329	5,022,871
TOTAL ASSETS	$16,357,209	$16,867,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$167	$—
Accounts payable	936,315	961,851
Deferred revenues	2,438,786	2,230,615
Accrued payroll and related benefits	2,711,689	3,460,393
Accrued consumption taxes	327,402	308,655
Income taxes payable	294,627	266,593
Deferred income taxes, net	20,031	24,031
Other accrued liabilities	559,341	908,852
Total current liabilities	7,288,358	8,160,990
NON-CURRENT LIABILITIES:
Long-term debt	26,322	25,600
Deferred revenues relating to contract costs	529,086	517,397
Retirement obligation	906,996	872,761
Deferred income taxes, net	145,635	174,818
Income taxes payable	1,296,201	1,224,251
Other non-current liabilities	377,924	463,403
Total non-current liabilities	3,282,164	3,278,230
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euro per share, 40,000 shares authorized and issued as of February 28, 2014 and August 31, 2013	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 781,206,652 and 771,301,885 shares issued as of February 28, 2014 and August 31, 2013, respectively	18	17
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 29,079,918 and 30,312,244 shares issued and outstanding as of February 28, 2014 and August 31, 2013, respectively	1	1
Restricted share units	791,816	875,156
Additional paid-in capital	2,966,125	2,393,936
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2014 and August 31, 2013; Class A ordinary, 147,973,927 and 135,258,733 shares as of February 28, 2014 and August 31, 2013, respectively	(8,490,521)	(7,326,079)
Retained earnings	10,871,320	10,069,844
Accumulated other comprehensive loss	(866,501)	(1,052,746)
Total Accenture plc shareholders’ equity	5,272,315	4,960,186
Noncontrolling interests	514,372	467,643
Total shareholders’ equity	5,786,687	5,427,829
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,357,209	$16,867,049
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2014 and 2013
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,130,667	$7,058,042	$14,489,416	$14,278,003
Reimbursements	436,816	435,278	877,763	883,353
Revenues	7,567,483	7,493,320	15,367,179	15,161,356
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,900,525	4,827,679	9,809,927	9,681,447
Reimbursable expenses	436,816	435,278	877,763	883,353
Cost of services	5,337,341	5,262,957	10,687,690	10,564,800
Sales and marketing	837,255	834,047	1,765,465	1,702,249
General and administrative costs	441,605	455,551	889,658	904,403
Reorganization benefits, net	—	(223,767)	(18,015)	(223,302)
Total operating expenses	6,616,201	6,328,788	13,324,798	12,948,150
OPERATING INCOME	951,282	1,164,532	2,042,381	2,213,206
Interest income	7,960	9,859	14,716	18,626
Interest expense	(4,348)	(3,641)	(8,006)	(8,190)
Other (expense) income, net	(4,766)	10,599	(15,386)	4,163
INCOME BEFORE INCOME TAXES	950,128	1,181,349	2,033,705	2,227,805
Provision for (benefit from) income taxes	227,797	(5,749)	499,728	274,676
NET INCOME	722,331	1,187,098	1,533,977	1,953,129
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(42,849)	(78,363)	(91,947)	(137,318)
Net income attributable to noncontrolling interests – other	(8,182)	(6,933)	(18,884)	(15,192)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$671,300	$1,101,802	$1,423,146	$1,800,619
Weighted average Class A ordinary shares:
Basic	635,929,351	649,520,337	636,314,554	644,608,780
Diluted	693,209,942	715,464,436	695,508,819	715,567,376
Earnings per Class A ordinary share:
Basic	$1.06	$1.70	$2.24	$2.79
Diluted	$1.03	$1.65	$2.18	$2.71
Cash dividends per share	$—	$—	$0.93	$0.81
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 28, 2014 and 2013
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
NET INCOME	$722,331	$1,187,098	$1,533,977	$1,953,129
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation	(10,053)	(42,621)	80,960	(22,389)
Defined benefit plans	4,947	(12,888)	7,968	(5,472)
Cash flow hedges	24,319	(22,686)	97,317	17,416
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	19,213	(78,195)	186,245	(10,445)
Other comprehensive (loss) income attributable to noncontrolling interests	(693)	(6,497)	10,993	189
COMPREHENSIVE INCOME	$740,851	$1,102,406	$1,731,215	$1,942,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$690,513	$1,023,607	$1,609,391	$1,790,174
Comprehensive income attributable to noncontrolling interests	50,338	78,799	121,824	152,699
COMPREHENSIVE INCOME	$740,851	$1,102,406	$1,731,215	$1,942,873
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 28, 2014
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2013	$57	40	$17	771,302	$1	30,312	$875,156	$2,393,936	$(7,326,079)	(135,299)	$10,069,844	$(1,052,746)	$4,960,186	$467,643	$5,427,829
Net income											1,423,146		1,423,146	110,831	1,533,977
Other comprehensive income												186,245	186,245	10,993	197,238
Income tax benefit on share-based compensation plans								78,146					78,146		78,146
Purchases of Class A ordinary shares								74,661	(1,373,031)	(17,800)			(1,298,370)	(74,661)	(1,373,031)
Share-based compensation expense							311,903	21,783					333,686		333,686
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(1,232)		(82,748)					(82,748)	(4,973)	(87,721)
Issuances of Class A ordinary shares:
Employee share programs			1	9,312			(419,949)	488,795	208,589	5,085			277,436	15,384	292,820
Upon redemption of Accenture SCA Class I common shares				593				2,799					2,799	(2,799)	—
Dividends							24,706				(616,086)		(591,380)	(38,854)	(630,234)
Other, net								(11,247)			(5,584)		(16,831)	30,808	13,977
Balance as of February 28, 2014	$57	40	$18	781,207	$1	29,080	$791,816	$2,966,125	$(8,490,521)	(148,014)	$10,871,320	$(866,501)	$5,272,315	$514,372	$5,786,687
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2014 and 2013
(In thousands of U.S. dollars)
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,533,977	$1,953,129
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	294,467	297,190
Reorganization benefits, net	(18,015)	(223,302)
Share-based compensation expense	333,686	298,604
Deferred income taxes, net	(154,738)	(52,638)
Other, net	102,315	1,386
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(128,496)	(378,655)
Unbilled services, current and non-current, net	(147,075)	(27,419)
Other current and non-current assets	(355,142)	36,595
Accounts payable	(74,047)	(30,382)
Deferred revenues, current and non-current	94,517	1,123
Accrued payroll and related benefits	(822,847)	(449,584)
Income taxes payable, current and non-current	56,866	(375,854)
Other current and non-current liabilities	(241,855)	(524,784)
Net cash provided by operating activities	473,613	525,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,504	2,351
Purchases of property and equipment	(135,126)	(176,788)
Purchases of businesses and investments, net of cash acquired	(609,589)	(297,963)
Net cash used in investing activities	(743,211)	(472,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	292,820	276,845
Purchases of shares	(1,460,752)	(829,789)
Proceeds from (repayments of) long-term debt, net	551	(6)
Cash dividends paid	(630,234)	(560,135)
Excess tax benefits from share-based payment arrangements	95,986	85,975
Other, net	(12,966)	(15,976)
Net cash used in financing activities	(1,714,595)	(1,043,086)
Effect of exchange rate changes on cash and cash equivalents	32,582	(14,363)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,951,611)	(1,004,440)
CASH AND CASH EQUIVALENTS, beginning of period	5,631,885	6,640,526
CASH AND CASH EQUIVALENTS, end of period	$3,680,274	$5,636,086
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.
Certain amounts that were reported in the previous year have been reclassified to conform to the current-period presentation.
Allowances for Client Receivables and Unbilled Services
As of February 28, 2014 and August 31, 2013, total allowances recorded for client receivables and unbilled services were $76,400 and $91,716, respectively.
Accumulated Depreciation
As of February 28, 2014 and August 31, 2013, total accumulated depreciation was $1,767,443 and $1,608,211, respectively.
Recently Adopted Accounting Pronouncement
In September 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which requires enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements. The guidance also requires the disclosure of the gross amounts subject to rights of offset, amounts of offset and the related net exposure. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. For additional information related to master netting arrangements, see Note 7 (Derivative Financial Instruments) to these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Basic Earnings per share
Net income attributable to Accenture plc	$671,300	$1,101,802	$1,423,146	$1,800,619
Basic weighted average Class A ordinary shares	635,929,351	649,520,337	636,314,554	644,608,780
Basic earnings per share	$1.06	$1.70	$2.24	$2.79
Diluted Earnings per share
Net income attributable to Accenture plc	$671,300	$1,101,802	$1,423,146	$1,800,619
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	42,849	78,363	91,947	137,318
Net income for diluted earnings per share calculation	$714,149	$1,180,165	$1,515,093	$1,937,937
Basic weighted average Class A ordinary shares	635,929,351	649,520,337	636,314,554	644,608,780
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	40,598,938	46,167,560	41,097,951	50,091,766
Diluted effect of employee compensation related to Class A ordinary shares (2)	16,556,085	19,666,838	18,005,630	20,783,700
Diluted effect of share purchase plans related to Class A ordinary shares	125,568	109,701	90,684	83,130
Diluted weighted average Class A ordinary shares (2)	693,209,942	715,464,436	695,508,819	715,567,376
Diluted earnings per share (2)	$1.03	$1.65	$2.18	$2.71
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

(2)
Diluted weighted average Accenture plc Class A ordinary shares and earnings per share amounts for the three and six months ended February 28, 2013 have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the payments of cash dividends during the third quarter of fiscal 2013 and the first quarter of fiscal 2014. This did not result in a change to previously reported Diluted earnings per share.

3. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended February 28, 2014 and 2013 were 24.0% and (0.5)%, respectively. The Company’s effective tax rates for the six months ended February 28, 2014 and 2013 were 24.6% and 12.3%, respectively. During the three months ended February 28, 2013, the Company recorded a benefit of $242,938 related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rates for the three and six months ended February 28, 2013 were also impacted by reorganization benefits of $224,255, which increased income before income taxes without any increase in income tax expense. Absent these items, the effective tax rates would have been 24.8% and 25.8% for the three and six months ended February 28, 2013, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$(323,388)	$(135,778)	$(414,401)	$(156,010)
Foreign currency translation	(15,567)	(46,007)	83,330	(22,722)
Income tax benefit (expense)	3,082	(60)	1,962	(269)
Portion attributable to noncontrolling interests	2,432	3,446	(4,332)	602
Foreign currency translation, net of tax	(10,053)	(42,621)	80,960	(22,389)
Ending balance	(333,441)	(178,399)	(333,441)	(178,399)

Defined benefit plans
Beginning balance	(422,383)	(495,326)	(425,404)	(502,742)
Actuarial gains	—	17,775	—	17,775
Prior service costs arising during the period	—	(48,774)	—	(48,774)
Reclassifications into net periodic pension and post-retirement expense (1)	4,843	7,003	9,897	20,373
Income tax benefit (expense)	412	10,146	(1,425)	4,792
Portion attributable to noncontrolling interests	(308)	962	(504)	362
Defined benefit plans, net of tax	4,947	(12,888)	7,968	(5,472)
Ending balance	(417,436)	(508,214)	(417,436)	(508,214)

Cash flow hedges
Beginning balance	(139,943)	20,700	(212,941)	(19,402)
Unrealized gains (losses)	5,273	(48,819)	93,625	10,989
Reclassification adjustments into Cost of services	34,918	6,691	71,049	17,192
Income tax (expense) benefit	(14,441)	17,353	(61,200)	(9,612)
Portion attributable to noncontrolling interests	(1,431)	2,089	(6,157)	(1,153)
Cash flow hedges, net of tax	24,319	(22,686)	97,317	17,416
Ending balance	(115,624)	(1,986)	(115,624)	(1,986)

Marketable securities
Beginning balance	—	6	—	6
Ending balance	—	6	—	6

Accumulated other comprehensive loss	$(866,501)	$(688,593)	$(866,501)	$(688,593)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS AND GOODWILL
On December 4, 2013, the Company acquired Procurian Inc. (“Procurian”), a provider of procurement business process solutions, for $386,348, net of cash acquired. This acquisition enhanced Accenture’s capabilities in procurement business process outsourcing across a range of industries and resulted in approximately 780 Procurian employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $302,564, which was allocated to all five reportable operating segments, and intangible assets of $73,700, primarily related to customer relationships and technology. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of this acquisition on the Company’s operations were not material.
During the six months ended February 28, 2014, the Company also completed other individually immaterial acquisitions for total consideration of $223,241, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $169,808, which was allocated among the reportable operating segments, and intangible assets of $62,845, primarily related to customer relationships, customer backlog and technology related assets. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of these acquisitions on the Company’s operations were not material.
Goodwill also included immaterial adjustments related to prior period acquisitions. The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2013	Additions/ Adjustments	Foreign Currency Translation	February 28, 2014
Communications, Media & Technology	$234,444	$80,830	$4,991	$320,265
Financial Services	582,649	131,455	4,870	718,974
Health & Public Service	295,044	57,681	1,289	354,014
Products	617,008	189,060	6,048	812,116
Resources	89,441	15,299	2,036	106,776
Total	$1,818,586	$474,325	$19,234	$2,312,145
6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the six months ended February 28, 2014 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2013	$0.93	October 11, 2013	$591,380	October 8, 2013	$38,854	$630,234
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Diluted weighted average Accenture plc Class A ordinary share amounts have been restated for all prior periods presented to reflect this issuance. For additional information, see Note 2 (Earnings Per Share).
Subsequent Event
On March 25, 2014, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.93 per share on Accenture plc Class A ordinary shares for shareholders of record at the close of business on April 11, 2014. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.93 per share on its Class I common shares for shareholders of record at the close of business on April 8, 2014. Both dividends are payable on May 15, 2014. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $34,918 and $6,691 for the three months ended February 28, 2014 and 2013, respectively. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $71,049 and $17,192 for the six months ended February 28, 2014 and 2013, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statements and, for the three and six months ended February 28, 2014, was not material. In addition, the Company did not discontinue any cash flow hedges during the three and six months ended February 28, 2014. As of February 28, 2014, $(100,507) of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into Cost of services in the next 12 months. For additional information related to the derivatives designated as cash flow hedges that were reclassified into Cost of services, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $11,433 and $98,476 for the three and six months ended February 28, 2014, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $(15,764) and a net gain of $20,923 for the three and six months ended February 28, 2013, respectively. Gains and losses on these contracts are recorded in Other (expense) income, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 28, 2014	August 31, 2013
Assets
Cash Flow Hedges
Other current assets	$1,913	$—
Other non-current assets	1,147	—
Other Derivatives
Other current assets	13,050	4,805
Total assets	$16,110	$4,805
Liabilities
Cash Flow Hedges
Other accrued liabilities	$102,420	$187,525
Other non-current liabilities	82,647	159,155
Other Derivatives
Other accrued liabilities	12,045	72,017
Total liabilities	$197,112	$418,697
Total fair value	$(181,002)	$(413,892)
Total notional value	$5,421,184	$5,499,224

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. In the Consolidated Balance Sheets, the Company records derivative assets and liabilities at gross fair value. The potential effect of netting derivative assets against liabilities under the counterparty master agreements was as follows:

	February 28, 2014	August 31, 2013
Net derivative assets	$11,043	$1,317
Net derivative liabilities	192,045	415,209
Total fair value	$(181,002)	$(413,892)
8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of February 28, 2014 and August 31, 2013, the Company has reflected the fair value of $88,833 and $94,310, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
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
As of February 28, 2014 and August 31, 2013, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $729,000 and $748,000, respectively, of which all but approximately $16,000 and $15,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies
As of February 28, 2014, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended February 28,
	2014		2013
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,408,616	$181,815	$1,411,489	$225,744
Financial Services	1,563,655	209,138	1,508,865	244,158
Health & Public Service	1,183,728	145,614	1,192,698	188,218
Products	1,745,515	205,526	1,680,719	264,234
Resources	1,224,897	209,189	1,251,874	242,178
Other	4,256	—	12,397	—
Total	$7,130,667	$951,282	$7,058,042	$1,164,532

	Six Months Ended February 28,
	2014		2013
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$2,819,599	$335,183	$2,870,275	$408,792
Financial Services	3,161,621	472,706	3,071,807	485,256
Health & Public Service	2,413,802	324,919	2,367,408	331,677
Products	3,546,577	452,913	3,379,262	499,926
Resources	2,539,904	456,660	2,573,339	487,555
Other	7,913	—	15,912	—
Total	$14,489,416	$2,042,381	$14,278,003	$2,213,206

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in markets around the world, as well as lower levels of spending on some of the types of services we provide in many of the industries we serve, all of which are impacting, and we expect will continue to impact, our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2014 were $7.13 billion, compared with $7.06 billion for the second quarter of fiscal 2013, an increase of 1% in U.S. dollars and 3% in local currency. Net revenues for the six months ended February 28, 2014 were $14.49 billion, compared with $14.28 billion for the six months ended February 28, 2013, an increase of 1% in U.S. dollars and 3% in local currency. During the second quarter of fiscal 2014, Financial Services, Products, Communications, Media & Technology and Health & Public Service experienced year-over-year revenue growth in local currency, while Resources was flat year-over-year in local currency. Revenue growth in local currency was solid in outsourcing, while consulting revenues were flat in local currency during the second quarter of fiscal 2014. Clients continue to request a higher volume of outsourcing services, place a greater emphasis on cost savings initiatives and manage the pace and level of spending on existing consulting and outsourcing contracts. The business environment continues to be competitive and, in many areas, we are experiencing pricing pressures.
In our consulting business, net revenues for the second quarter of fiscal 2014 were $3.70 billion, compared with $3.75 billion for the second quarter of fiscal 2013, a decrease of 1% in U.S. dollars and flat in local currency. Net consulting revenues for the six months ended February 28, 2014 were $7.63 billion, compared with $7.71 billion for the six months ended February 28, 2013, a decrease of 1% in U.S. dollars and flat in local currency. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including digital services (digital marketing, analytics and mobility) and cloud computing. Compared to fiscal 2013, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue, and we expect this trend to continue.
In our outsourcing business, net revenues for the second quarter of fiscal 2014 were $3.43 billion, compared with $3.31 billion for the second quarter of fiscal 2013, an increase of 4% in U.S. dollars and 5% in local currency. Net outsourcing revenues for the six months ended February 28, 2014 were $6.85 billion, compared with $6.56 billion for the six months ended February 28, 2013, an increase of 4% in U.S. dollars and 6% in local currency. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2013, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the six months ended February 28, 2013, the U.S. dollar strengthened against many currencies during the six months ended February 28, 2014. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was 2% and 1% lower than our revenue growth in local currency for the three and six months ended February 28, 2014, respectively. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2014, we estimate the foreign-exchange impact to our full fiscal 2014 revenue growth will be approximately 0.5% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the second quarter of fiscal 2014 was approximately 87%, flat with the first quarter of fiscal 2014, down from 88% in the second quarter of fiscal 2013 and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 289,000 as of February 28, 2014, compared with approximately 281,000 as of November 30, 2013 and approximately 261,000 as of February 28, 2013. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2014 was 12%, up from 11% in both the first quarter of fiscal 2014 and the second quarter of fiscal 2013. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2014 became effective September 1, 2013. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margins could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing and emerging technology services; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2014 was 31.3%, compared with 31.6% for the second quarter of fiscal 2013. Gross margin for the six months ended February 28, 2014 was 32.3%, compared with 32.2% for the six months ended February 28, 2013. There were several factors affecting cost of services and gross margin in the second quarter and first half of fiscal 2014. We experienced lower consulting and outsourcing contract profitability compared to the same periods in fiscal 2013, primarily due to pricing pressures and higher payroll costs and, to a lesser extent, lower margins in the early stages of a few large contracts. We expect to continue to adjust the mix of resources to reduce these impacts and to absorb annual compensation increases that were effective September 1, 2013. In addition, we made higher investments associated with acquisitions and offerings. While we accrued significant variable compensation in the first half of fiscal 2014, the amounts accrued in both the second quarter and first half are lower than the same periods in fiscal 2013 and largely offset the impacts noted above. We also directed a higher proportion of resource capacity to selling and other business development activities, which are recorded as sales and marketing costs.
Sales and marketing and general and administrative costs as a percentage of net revenues were 17.9% for the second quarter of fiscal 2014 and 18.3% for the six months ended February 28, 2014, compared with 18.3% for both the second quarter of fiscal 2013 and the six months ended February 28, 2013. Sales and marketing costs are driven primarily by: compensation costs for business development activities; investment in offerings; marketing- and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For the six months ended February 28, 2014 compared to the six months ended February 28, 2013, sales and marketing costs as a percentage of net revenues increased 30 basis points, as we directed a higher percentage of resource capacity to selling and other business development activities resulting in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. This increase was partially offset by a reduction in variable compensation during the six months ended February 28, 2014. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating income for the second quarter of fiscal 2014 was $951 million, compared with $1,165 million for the second quarter of fiscal 2013. Operating income for the six months ended February 28, 2014 was $2,042 million, compared with $2,213 million for the six months ended February 28, 2013. Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2014 was 13.3%, compared with 16.5% for the second quarter of fiscal 2013. Operating margin for the six months ended February 28, 2014 was 14.1% compared with 15.5% for the six months ended February 28, 2013. During the second quarter of fiscal 2013, we recorded reorganization benefits of $224 million which increased operating margin by 320 and 160 basis points for the second quarter of fiscal 2013 and the six months ended February 28, 2013, respectively. Excluding the effects of the reorganization benefits, operating margin for the second quarter of fiscal 2013 and the six months ended February 28, 2013 would have been 13.3% and 13.9%, respectively.
The effective tax rates for the second quarter of fiscal 2014 and the six months ended February 28, 2014 were 24.0% and 24.6%, respectively. The effective tax rates for the second quarter of fiscal 2013 and the six months ended February 28, 2013 were (0.5)% and 12.3%, respectively. During the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The fiscal 2013 effective tax rate was also impacted by reorganization benefits of $224 million, which increased income before income taxes without any increase in income tax expense. Absent these items, our effective tax rates for the second quarter of fiscal 2013 and the six months ended February 28, 2013 would have been 24.8% and 25.8%, respectively.
Diluted earnings per share were $1.03 for the second quarter of fiscal 2014, compared with $1.65 for the second quarter of fiscal 2013, which included $0.65 in benefits from final determinations of prior-year tax liabilities and reductions in reorganization liabilities. Excluding these benefits, earnings per share for the second quarter of fiscal 2013 were $1.00.

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
Bookings and Backlog
New contract bookings for the second quarter of fiscal 2014 were $10.10 billion, with consulting bookings of $4.61 billion and outsourcing bookings of $5.49 billion. New contract bookings for the six months ended February 28, 2014 were $18.78 billion, with consulting bookings of $8.89 billion and outsourcing bookings of $9.89 billion.
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

Results of Operations for the Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended February 28,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended February 28,
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,409	$1,411	—%	2%	20%	20%
Financial Services	1,564	1,509	4	5	22	21
Health & Public Service	1,184	1,193	(1)	1	17	17
Products	1,746	1,681	4	5	24	24
Resources	1,225	1,252	(2)	—	17	18
Other	4	12	n/m	n/m	—	—
TOTAL NET REVENUES	7,131	7,058	1%	3%	100%	100%
Reimbursements	437	435	—
TOTAL REVENUES	$7,567	$7,493	1%
GEOGRAPHIC REGIONS
Americas	$3,362	$3,280	2%	4%	47%	46%
EMEA (1)	2,861	2,800	2	—	40	40
Asia Pacific	908	978	(7)	4	13	14
TOTAL NET REVENUES	$7,131	$7,058	1%	3%	100%	100%
TYPE OF WORK
Consulting	$3,697	$3,753	(1)%	—%	52%	53%
Outsourcing	3,434	3,305	4	5	48	47
TOTAL NET REVENUES	$7,131	$7,058	1%	3%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013:
Operating Groups

•
Communications, Media & Technology net revenues increased 2% in local currency. Consulting revenues reflected strong growth, led by Electronics & High Tech in Americas and EMEA, partially offset by declines in Communications in Americas and EMEA. Outsourcing revenues reflected a slight decline, due to declines in Electronics & High Tech in EMEA and Communications in Asia Pacific, partially offset by growth in Electronics & High Tech in Americas.

•
Financial Services net revenues increased 5% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets and Banking in Americas. These increases were partially offset by a decline in Insurance in Americas. Consulting revenues reflected a slight decline, due to declines in Insurance in Americas and EMEA, partially offset by growth in Banking in EMEA and Capital Markets in Americas. In certain industries we continued to experience higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 1% in local currency. Outsourcing revenues reflected strong growth, led by Health and Public Service in Americas. Consulting revenues reflected a modest decline, primarily due to Public Service in EMEA, partially offset by growth in Health and Public Service in Americas.

•
Products net revenues increased 5% in local currency. Outsourcing revenues reflected strong growth, driven by most industry groups across all geographic regions, led by Life Sciences and Automotive. This growth was partially offset by declines in Retail in Americas and Air Freight & Travel in EMEA. Consulting revenues reflected modest growth, driven by most industry groups in EMEA, led by Consumer Goods & Services and Retail, Air Freight & Travel Services in Americas, and Consumer Goods & Services in Asia Pacific. This growth was partially offset by declines in Retail in Asia Pacific and Infrastructure & Transportation Services in EMEA.

•
Resources net revenues were flat in local currency. Outsourcing revenues reflected slight growth, driven by Energy in Americas, partially offset by declines in Chemicals and Natural Resources in Americas. Consulting revenues reflected a slight decline, due to declines in Natural Resources across all geographic regions, partially offset by growth in Energy in Asia Pacific and EMEA and Chemicals in Americas. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 4% in local currency, driven by the United States, partially offset by a decline in Canada.

•	EMEA net revenues were flat in local currency, as growth led by Switzerland, the United Kingdom and Italy was offset by declines in Spain, Finland and South Africa.

•	Asia Pacific net revenues increased 4% in local currency, driven by Japan, partially offset by a decline in Australia.
Operating Expenses
Operating expenses for the second quarter of fiscal 2014 were $6,616 million, an increase of $287 million, or 5%, over the second quarter of fiscal 2013, and increased as a percentage of revenues to 87.4% from 84.5% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2014 were $6,179 million, an increase of $286 million, or 5%, over the second quarter of fiscal 2013, and increased as a percentage of net revenues to 86.7% from 83.5% during this period. Operating expenses in the second quarter of fiscal 2013 included reorganization benefits of $224 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.
Cost of Services
Cost of services for the second quarter of fiscal 2014 was $5,337 million, an increase of $74 million, or 1%, over the second quarter of fiscal 2013, and increased as a percentage of revenues to 70.5% from 70.2% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2014 was $4,901 million, an increase of $73 million, or 2%, over the second quarter of fiscal 2013, and increased as a percentage of net revenues to 68.7% from 68.4% during this period. Gross margin for the second quarter of fiscal 2014 decreased to 31.3% from 31.6% for the second quarter of fiscal 2013. There were several factors affecting cost of services and gross margin in the second quarter of fiscal 2014. We experienced lower consulting and outsourcing contract profitability compared to the same period in fiscal 2013, primarily due to pricing pressures and higher payroll costs and, to a lesser extent, lower margins in the early stages of a few large contracts. We also experienced delivery inefficiencies on a few contracts in the second quarter of fiscal 2014. In addition, we made higher investments associated with acquisitions and offerings. We accrued lower variable compensation in the second quarter of fiscal 2014 compared to the same period in fiscal 2013, which largely offset the impacts noted above. We also directed a higher proportion of resource capacity to selling and other business development activities, which are recorded as sales and marketing costs.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2014 was $837 million, an increase of $3 million over the second quarter of fiscal 2013, and decreased as a percentage of net revenues to 11.7% from 11.8%. We directed a higher percentage of resource capacity to selling and other business development activities resulting in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. This impact was offset by a reduction in variable compensation compared to the second quarter of fiscal 2013.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2014 were $442 million, a decrease of $14 million, or 3%, from the second quarter of fiscal 2013, and decreased as a percentage of net revenues to 6.2% from 6.5% during this period.

Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2014 was $951 million, a decrease of $213 million, or 18%, from the second quarter of fiscal 2013. During the second quarter of fiscal 2013, we recorded reorganization benefits of $224 million, which increased operating margin by 320 basis points. Excluding the effects of the fiscal 2013 reorganization benefits, operating margin for the second quarter of fiscal 2014 was flat compared with the second quarter of fiscal 2013.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended February 28,
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$182	13%	$226	16%
Financial Services	209	13	244	16
Health & Public Service	146	12	188	16
Products	206	12	264	16
Resources	209	17	242	19
Total	$951	13.3%	$1,165	16.5%
_______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Three Months Ended February 28,
	2014		2013
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$182	13%	$226	$43	$182	13%	$(1)
Financial Services	209	13	244	48	196	13	13
Health & Public Service	146	12	188	39	149	12	(3)
Products	206	12	264	53	211	13	(6)
Resources	209	17	242	40	202	16	7
Total	$951	13.3%	$1,165	$224	$940	13.3%	$11
_______________
Amounts in table may not total due to rounding.

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

During the second quarter of fiscal 2014, each operating group benefited from a reduction in variable compensation compared with the second quarter of fiscal 2013. The commentary below provides additional insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013, exclusive of reorganization benefits recorded in fiscal 2013:

•	Communications, Media & Technology operating income was impacted by lower contract profitability including delivery inefficiencies on a few large outsourcing contracts.

•
Financial Services operating income was impacted by lower contract profitability including early-stage work at lower margins on a few large outsourcing contracts and higher sales and marketing costs as a percentage of net revenues. Operating income was favorably impacted by outsourcing revenue growth.

•	Health & Public Service operating income was impacted by lower contract profitability.

•
Products operating income was impacted by lower consulting contract profitability including delivery inefficiencies on a few contracts and higher sales and marketing costs as a percentage of net revenues. Operating income was favorably impacted by revenue growth.

•	Resources operating income was impacted by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.
Provision for (Benefit from) Income Taxes
The effective tax rate for the second quarter of fiscal 2014 was 24.0%, compared with (0.5)% for the second quarter of fiscal 2013. During the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rate for the second quarter of fiscal 2013 was also impacted by reorganization benefits of $224 million, which increased income before income taxes without any increase in income tax expense. Absent these items, our effective tax rate for the second quarter of fiscal 2013 would have been 24.8%.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2014 annual effective tax rate to be in the range of 25.5% to 26.5%. As a result of the benefits mentioned above, the fiscal 2013 annual effective tax rate was 18.1%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the second quarter of fiscal 2014 was $51 million, a decrease of $34 million, or 40%, from the second quarter of fiscal 2013. This decrease was due to lower Net income of $465 million and a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 6% for the second quarter of fiscal 2014 from 7% for the second quarter of fiscal 2013.
Earnings Per Share
Diluted earnings per share were $1.03 for the second quarter of fiscal 2014, compared with $1.65 for the second quarter of fiscal 2013. The $0.62 decrease in our earnings per share included the impact of the $243 million tax benefit related to settlements of U.S. federal tax audits, which increased the second quarter of fiscal 2013 earnings per share by $0.34, and reorganization benefits of $224 million, which increased the second quarter of fiscal 2013 earnings per share by $0.31. Excluding the impact of these benefits, earnings per share increased $0.03 compared with the second quarter of fiscal 2013, due to increases of $0.03 from lower weighted average shares outstanding, $0.01 from higher revenues and operating results and $0.01 from a lower effective tax rate. These increases were partially offset by a decrease of $0.02 from lower non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Six Months Ended February 28, 2014 Compared to the Six Months Ended February 28, 2013
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended February 28,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Six Months Ended February 28,
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,820	$2,870	(2)%	—%	19%	20%
Financial Services	3,162	3,072	3	4	22	21
Health & Public Service	2,414	2,367	2	4	17	17
Products	3,547	3,379	5	6	24	24
Resources	2,540	2,573	(1)	—	18	18
Other	8	16	n/m	n/m	—	—
TOTAL NET REVENUES	14,489	14,278	1%	3%	100%	100%
Reimbursements	878	883	(1)
TOTAL REVENUES	$15,367	$15,161	1%
GEOGRAPHIC REGIONS
Americas	$6,795	$6,613	3%	4%	47%	46%
EMEA (1)	5,783	5,625	3	—	40	40
Asia Pacific	1,911	2,040	(6)	4	13	14
TOTAL NET REVENUES	$14,489	$14,278	1%	3%	100%	100%
TYPE OF WORK
Consulting	$7,635	$7,714	(1)%	—%	53%	54%
Outsourcing	6,855	6,564	4	6	47	46
TOTAL NET REVENUES	$14,489	$14,278	1%	3%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the six months ended February 28, 2014 compared to the six months ended February 28, 2013:
Operating Groups

•
Communications, Media & Technology net revenues were flat in local currency. Consulting revenues reflected slight growth, driven by Electronics & High Tech in Americas and EMEA, partially offset by declines in Communications in Americas and EMEA and Electronics & High Tech in Asia Pacific. Outsourcing revenues reflected a slight decline, due to declines in Electronics & High Tech in EMEA and Communications in Asia Pacific, partially offset by growth in Electronics & High Tech and Media & Entertainment in Americas.

•
Financial Services net revenues increased 4% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets in Americas. These increases were partially offset by a decline in Insurance in Americas. Consulting revenues reflected a modest decline, due to declines in Insurance in Americas and EMEA and Banking in Americas, partially offset by growth in Capital Markets in Americas and Insurance in Asia Pacific. In certain industries we continued to experience higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 4% in local currency. Outsourcing revenues reflected strong growth, led by Health and Public Service in Americas. Consulting revenues were flat, as growth in Public Service and Health in Americas was offset by a decline in Public Service in EMEA.

•
Products net revenues increased 6% in local currency. Outsourcing revenues reflected strong growth, driven by most industry groups across all geographic regions, led by Life Sciences and Automotive. This growth was partially offset by declines in Retail in Americas, and Air Freight &Travel Services and Consumer Goods & Services in EMEA. Consulting revenues reflected modest growth, driven by most industry groups in EMEA, led by Retail and Consumer Goods & Services, and Consumer Goods & Services in Asia Pacific. This growth was partially offset by declines in Retail in Asia Pacific and Infrastructure & Transportation Services in EMEA.

•
Resources net revenues were flat in local currency. Outsourcing revenues reflected slight growth, driven by Energy in Americas, partially offset by declines in Chemicals, Utilities and Natural Resources in Americas. Consulting revenues were flat, as growth in Energy in Asia Pacific and EMEA and Chemicals in Americas were offset by declines in Natural Resources across all geographic regions. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 4% in local currency, driven by the United States, partially offset by declines in Canada and Brazil.

•	EMEA net revenues were flat in local currency, as growth led by Switzerland, France, the United Kingdom, Germany and Italy was offset by declines in Spain, Finland and South Africa.

•	Asia Pacific net revenues increased 4% in local currency, driven by Japan and Thailand.
Operating Expenses
Operating expenses for the six months ended February 28, 2014 were $13,325 million, an increase of $377 million, or 3%, over the six months ended February 28, 2013, and increased as a percentage of revenues to 86.7% from 85.4% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2014 were $12,447 million, an increase of $382 million, or 3%, over the six months ended February 28, 2013, and increased as a percentage of net revenues to 85.9% from 84.5% during this period. Operating expenses for the six months ended February 28, 2013 included reorganization benefits of $224 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.
Cost of Services
Cost of services for the six months ended February 28, 2014 was $10,688 million, an increase of $123 million, or 1%, over the six months ended February 28, 2013, and decreased as a percentage of revenues to 69.5% from 69.7% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2014 was $9,810 million, an increase of $128 million, or 1%, over the six months ended February 28, 2013, and decreased as a percentage of net revenues to 67.7% from 67.8% during this period. Gross margin for the six months ended February 28, 2014 increased to 32.3% from 32.2% for the six months ended February 28, 2013. There were several factors affecting cost of services and gross margin in the first half of fiscal 2014. We experienced lower consulting and outsourcing contract profitability compared to the same period in fiscal 2013, primarily due to pricing pressures and higher payroll costs and, to a lesser extent, lower margins in the early stages of a few large contracts. In addition, we made higher investments associated with acquisitions and offerings. We accrued lower variable compensation in the first half of fiscal 2014 compared to the same period in fiscal 2013, which largely offset the impacts noted above. We also directed a higher proportion of resource capacity to selling and other business development activities, which are recorded as sales and marketing costs.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2014 was $1,765 million, an increase of $63 million, or 4%, over the six months ended February 28, 2013, and increased as a percentage of net revenues to 12.2% from 11.9% during this period, as we directed a higher percentage of resource capacity to selling and other business development activities resulting in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. This impact was partially offset by a reduction in variable compensation compared to the six months ended February 28, 2013.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2014 were $890 million, a decrease of $15 million, or 2%, from the six months ended February 28, 2013, and decreased as a percentage of net revenues to 6.1% from 6.3% during this period.

Operating Income and Operating Margin
Operating income for the six months ended February 28, 2014 was $2,042 million, a decrease of $171 million, or 8%, from the six months ended February 28, 2013. During the second quarter of fiscal 2013, we recorded reorganization benefits of $224 million, which increased operating margin by 160 basis points. Excluding the effects of the fiscal 2013 reorganization benefits, operating margin for the six months ended February 28, 2014 increased 20 basis points compared with the six months ended February 28, 2013.
Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended February 28,
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$335	12%	$409	14%
Financial Services	473	15	485	16
Health & Public Service	325	13	332	14
Products	453	13	500	15
Resources	457	18	488	19
Total	$2,042	14.1%	$2,213	15.5%
_______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Six Months Ended February 28,
	2014		2013
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$335	12%	$409	$43	$365	13%	$(30)
Financial Services	473	15	485	48	437	14	36
Health & Public Service	325	13	332	39	292	12	33
Products	453	13	500	53	447	13	6
Resources	457	18	488	40	447	17	10
Total	$2,042	14.1%	$2,213	$224	$1,989	13.9%	$53
_______________
Amounts in table may not total due to rounding.

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

During the six months ended February 28, 2014, each operating group benefited from a reduction in variable compensation compared to the six months ended February 28, 2013. The commentary below provides additional insight into other factors affecting operating group performance and operating margin for the six months ended February 28, 2014 compared with the six months ended February 28, 2013, exclusive of the reorganization benefit recorded in fiscal 2013:

•
Communications, Media & Technology operating income was impacted by lower contract profitability including delivery inefficiencies on a few large outsourcing contracts. Operating income was also impacted by higher sales and marketing costs as a percentage of net revenues.

•
Financial Services operating income was impacted by lower contract profitability, higher sales and marketing costs as a percentage of net revenues, and a decline in consulting revenue. Operating income was favorably impacted by outsourcing revenue growth.

•	Health & Public Service operating income was impacted by lower contract profitability.

•
Products operating income was impacted by lower consulting contract profitability including delivery inefficiencies on a few contracts and higher sales and marketing costs as a percentage of net revenues. Operating income was favorably impacted by revenue growth.

•	Resources operating income was impacted by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.
Provision for (Benefit from) Income Taxes
The effective tax rate for the six months ended February 28, 2014 was 24.6%, compared with 12.3% for the six months ended February 28, 2013. During the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. The effective tax rate for the six months ended February 28, 2013 was also impacted by reorganization benefits of $224 million, which increased income before income taxes without any increase in income tax expense. Absent these items, our effective tax rate for the six months ended February 28, 2013 would have been 25.8%.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2014 annual effective tax rate to be in the range of 25.5% to 26.5%. As a result of the benefits mentioned above,the fiscal 2013 annual effective tax rate was 18.1%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the six months ended February 28, 2014 was $111 million, a decrease of $42 million, or 27%, from the six months ended February 28, 2013. The decrease was due to lower Net income of $419 million and a reduction in the Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling ownership interest to 6% for the six months ended February 28, 2014 from 7% for the six months ended February 28, 2013.
Earnings Per Share
Diluted earnings per share were $2.18 for the six months ended February 28, 2014, compared with $2.71 for the six months ended February 28, 2013. The $0.53 decrease in our earnings per share included the impact of the $243 million tax benefit related to settlements of U.S. federal tax audits, which increased earnings per share for the six months ended February 28, 2013 by $0.34, and reorganization benefits of $224 million, which increased earnings per share for the six months ended February 28, 2013 by $0.31. Excluding the impact of these benefits, earnings per share for the six months ended February 28, 2014 increased $0.12 compared with earnings per share for the six months ended February 28, 2013, due to increases of $0.06 from lower weighted average shares outstanding, $0.06 from higher revenues and operating results and $0.03 from a lower effective tax rate. These increases were partially offset by a decrease of $0.03 from lower non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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
As of February 28, 2014, Cash and cash equivalents was $3.7 billion, compared with $5.6 billion as of August 31, 2013.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended February 28,
	2014	2013	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$474	$525	$(52)
Investing activities	(743)	(472)	(271)
Financing activities	(1,715)	(1,043)	(672)
Effect of exchange rate changes on cash and cash equivalents	33	(14)	47
Net decrease in cash and cash equivalents	$(1,952)	$(1,004)	$(947)
_______________
Amounts in table may not total due to rounding.
Operating activities: The reduction in operating cash flow was primarily due to changes in operating assets and liabilities, including an approximately $300 million decrease in variable compensation accruals, partially offset by higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues). Operating cash flow in fiscal 2013 included a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan, which had a net impact of $350 million, after tax.
Investing activities: The $271 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 5 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $672 million increase in cash used was primarily due to an increase in the net purchases of shares and an increase in cash dividends paid. For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of February 28, 2014, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	549	—
Local guaranteed and non-guaranteed lines of credit	177	—
Total	$1,725	$—
_______________
Amounts in table may not total due to rounding.
Under the borrowing facilities described above, we had an aggregate of $168 million of letters of credit outstanding as of February 28, 2014.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of February 28, 2014, our aggregate available authorization was $5,753 million for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the six months ended February 28, 2014 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	14,540,429	$1,123	—	$—
Other share purchase programs			1,109,996	88
Other purchases (2)	3,259,582	250	—	—
Total	17,800,011	$1,373	1,109,996	$88
_______________

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the six months ended February 28, 2014, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

Other Share Redemptions
During the six months ended February 28, 2014, we issued 593,483 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2014, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Subsequent Development
On March 25, 2014, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.93 per share on our Class A ordinary shares for shareholders of record at the close of business on April 11, 2014. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.93 per share on its Class I common shares for shareholders of record at the close of business on April 8, 2014. Both dividends are payable on May 15, 2014.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 28, 2014, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2013.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2013 — December 31, 2013
Class A ordinary shares	2,941,704	$77.56	1,703,457	$6,186
Class X ordinary shares	107,555	$0.0000225	—	—
January 1, 2014 — January 31, 2014
Class A ordinary shares	3,432,192	$82.12	2,786,803	$5,926
Class X ordinary shares	345,403	$0.0000225	—	—
February 1, 2014 — February 28, 2014
Class A ordinary shares	2,184,649	$80.98	2,040,960	$5,753
Class X ordinary shares	247,052	$0.0000225	—	—
Total
Class A ordinary shares (4)	8,558,545	$80.26	6,531,220
Class X ordinary shares (5)	700,010	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2014, we purchased 6,531,220 Accenture plc Class A ordinary shares under this program for an aggregate price of $527 million. The open-market purchase program does not have an expiration date.

(3)
As of February 28, 2014, our aggregate available authorization for share purchases and redemptions was $5,753 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the second quarter of fiscal 2014, Accenture purchased 2,027,325 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the second quarter of fiscal 2014, we redeemed 700,010 Accenture plc Class X ordinary shares pursuant to our articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2014. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
December 1, 2013 — December 31, 2013
Class I common shares	155,165	$81.21	—	—
January 1, 2014 — January 31, 2014
Class I common shares	354,103	$83.05	—	—
February 1, 2014 — February 28, 2014
Class I common shares	84,232	$80.98	—	—
Total
Class I common shares	593,500	$82.27	—	—
Accenture Canada Holdings Inc.
December 1, 2013 — December 31, 2013
Exchangeable shares	25,009	$81.16	—	—
January 1, 2014 — January 31, 2014
Exchangeable shares	11,750	$81.83	—	—
February 1, 2014 — February 28, 2014
Exchangeable shares	6,000	$81.91	—	—
Total
Exchangeable shares	42,759	$81.45	—	—
_______________

(1)
During the second quarter of fiscal 2014, we acquired a total of 593,500 Accenture SCA Class I common shares and 42,759 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2014, we issued 330,012 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of February 28, 2014, our aggregate available authorization for share purchases and redemptions was $5,753 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

10.2	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.3	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.4	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.5	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.6	Form of Restricted Share Unit Agreement for director grants pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2014 and 2013, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2014, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 27, 2014

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

10.2	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.3	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.4	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.5	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

10.6	Form of Restricted Share Unit Agreement for director grants pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2014 and 2013, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2014, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements (Unaudited)