Form 10-Q
period 2014-11-30
Accenture plc
filed 2014-12-18
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 9, 2014 was 792,160,509 (which number includes 164,031,052 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 9, 2014 was 27,198,693.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2014 and August 31, 2014
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,472,347	$4,921,305
Short-term investments	2,459	2,602
Receivables from clients, net	3,779,792	3,859,567
Unbilled services, net	1,874,936	1,803,767
Deferred income taxes, net	740,383	731,820
Other current assets	706,328	585,381
Total current assets	11,576,245	11,904,442
NON-CURRENT ASSETS:
Unbilled services, net	32,464	28,039
Investments	60,321	66,783
Property and equipment, net	740,496	793,444
Goodwill	2,399,308	2,395,894
Deferred contract costs	626,711	629,905
Deferred income taxes, net	1,246,589	1,152,105
Other non-current assets	947,899	959,840
Total non-current assets	6,053,788	6,026,010
TOTAL ASSETS	$17,630,033	$17,930,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4	$330
Accounts payable	947,270	1,064,228
Deferred revenues	2,170,743	2,348,034
Accrued payroll and related benefits	3,677,331	3,380,748
Accrued consumption taxes	332,940	360,430
Income taxes payable	434,591	355,274
Deferred income taxes, net	27,066	23,937
Other accrued liabilities	547,458	625,098
Total current liabilities	8,137,403	8,158,079
NON-CURRENT LIABILITIES:
Long-term debt	26,786	26,403
Deferred revenues relating to contract costs	524,861	544,831
Retirement obligation	1,091,311	1,107,931
Deferred income taxes, net	207,584	198,734
Income taxes payable	1,312,787	1,303,367
Other non-current liabilities	312,937	305,770
Total non-current liabilities	3,476,266	3,487,036
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euro per share, 40,000 shares authorized and issued as of November 30, 2014 and August 31, 2014	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 791,072,542 and 786,868,852 shares issued as of November 30, 2014 and August 31, 2014, respectively	18	18
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 27,198,693 and 28,057,398 shares issued and outstanding as of November 30, 2014 and August 31, 2014, respectively	1	1
Restricted share units	943,542	921,586
Additional paid-in capital	3,634,247	3,347,392
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2014 and August 31, 2014; Class A ordinary, 164,313,505 and 158,370,179 shares as of November 30, 2014 and August 31, 2014, respectively	(9,983,784)	(9,423,202)
Retained earnings	11,928,129	11,758,131
Accumulated other comprehensive loss	(1,040,709)	(871,948)
Total Accenture plc shareholders’ equity	5,481,501	5,732,035
Noncontrolling interests	534,863	553,302
Total shareholders’ equity	6,016,364	6,285,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,630,033	$17,930,452
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2014 and 2013
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2014	2013
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,895,715	$7,358,749
Reimbursements	447,542	440,947
Revenues	8,343,257	7,799,696
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,356,425	4,909,402
Reimbursable expenses	447,542	440,947
Cost of services	5,803,967	5,350,349
Sales and marketing	907,574	928,210
General and administrative costs	444,007	448,053
Reorganization benefits, net	—	(18,015)
Total operating expenses	7,155,548	6,708,597
OPERATING INCOME	1,187,709	1,091,099
Interest income	10,099	6,756
Interest expense	(2,811)	(3,658)
Other expense, net	(2,979)	(10,620)
INCOME BEFORE INCOME TAXES	1,192,018	1,083,577
Provision for income taxes	299,776	271,931
NET INCOME	892,242	811,646
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc.	(50,636)	(49,098)
Net income attributable to noncontrolling interests – other	(10,076)	(10,702)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$831,530	$751,846
Weighted average Class A ordinary shares:
Basic	628,439,218	636,695,545
Diluted	682,333,149	698,503,895
Earnings per Class A ordinary share:
Basic	$1.32	$1.18
Diluted	$1.29	$1.15
Cash dividends per share	$1.02	$0.93
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2014 and 2013
(In thousands of U.S. dollars)
(Unaudited)

	2014	2013
NET INCOME	$892,242	$811,646
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(190,151)	91,013
Defined benefit plans	3,842	3,021
Cash flow hedges	17,548	72,998
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(168,761)	167,032
Other comprehensive income attributable to noncontrolling interests	5,149	11,686
COMPREHENSIVE INCOME	$728,630	$990,364

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$662,769	$918,878
Comprehensive income attributable to noncontrolling interests	65,861	71,486
COMPREHENSIVE INCOME	$728,630	$990,364
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2014
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2014	$57	40	$18	786,869	$1	28,057	$921,586	$3,347,392	$(9,423,202)	(158,410)	$11,758,131	$(871,948)	$5,732,035	$553,302	$6,285,337
Net income											831,530		831,530	60,712	892,242
Other comprehensive loss												(168,761)	(168,761)	5,149	(163,612)
Income tax benefit on share-based compensation plans								22,183					22,183		22,183
Purchases of Class A ordinary shares								32,461	(638,858)	(7,967)			(606,397)	(32,461)	(638,858)
Share-based compensation expense							118,025	10,890					128,915		128,915
Purchases/redemptions of Accenture SCA Class I common shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(858)		(29,714)					(29,714)	(1,595)	(31,309)
Issuances of Class A ordinary shares:
Employee share programs				3,673			(120,090)	228,438	78,276	2,023			186,624	9,398	196,022
Upon redemption of Accenture SCA Class I common shares				531				2,458					2,458	(2,458)	—
Dividends							24,021				(663,472)		(639,451)	(39,285)	(678,736)
Other, net								20,139			1,940		22,079	(17,899)	4,180
Balance as of November 30, 2014	$57	40	$18	791,073	$1	27,199	$943,542	$3,634,247	$(9,983,784)	(164,354)	$11,928,129	$(1,040,709)	$5,481,501	$534,863	$6,016,364
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2014 and 2013
(In thousands of U.S. dollars)
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$892,242	$811,646
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	166,519	145,327
Reorganization benefits, net	—	(18,015)
Share-based compensation expense	128,915	126,906
Deferred income taxes, net	(119,335)	(63,744)
Other, net	(111,191)	79,812
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(34,091)	(113,455)
Unbilled services, current and non-current, net	(191,426)	(159,661)
Other current and non-current assets	(243,678)	(205,477)
Accounts payable	(95,155)	(2,958)
Deferred revenues, current and non-current	(34,709)	(153,155)
Accrued payroll and related benefits	421,716	(221,006)
Income taxes payable, current and non-current	111,652	100,737
Other current and non-current liabilities	(18,559)	(145,724)
Net cash provided by operating activities	872,900	181,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,286	794
Purchases of property and equipment	(51,858)	(58,959)
Purchases of businesses and investments, net of cash acquired	(38,641)	(137,387)
Net cash used in investing activities	(89,213)	(195,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	196,022	180,233
Purchases of shares	(670,167)	(721,514)
Proceeds from long-term debt, net	56	343
Cash dividends paid	(678,736)	(630,234)
Excess tax benefits from share-based payment arrangements	28,335	35,556
Other, net	(2,387)	(2,900)
Net cash used in financing activities	(1,126,877)	(1,138,516)
Effect of exchange rate changes on cash and cash equivalents	(105,768)	48,148
NET DECREASE IN CASH AND CASH EQUIVALENTS	(448,958)	(1,104,687)
CASH AND CASH EQUIVALENTS, beginning of period	4,921,305	5,631,885
CASH AND CASH EQUIVALENTS, end of period	$4,472,347	$4,527,198
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 24, 2014.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2015.
Allowances for Client Receivables and Unbilled Services
As of November 30, 2014 and August 31, 2014, total allowances recorded for client receivables and unbilled services were $86,660 and $82,643, respectively.
Accumulated Depreciation
As of November 30, 2014 and August 31, 2014, total accumulated depreciation was $1,751,879 and $1,752,965, respectively.
Income Taxes
The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs. The Company’s effective tax rate for both the three months ended November 30, 2014 and 2013 was 25.1%.
New Accounting Pronouncement
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017, including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended November 30,
	2014	2013
Basic Earnings per share
Net income attributable to Accenture plc	$831,530	$751,846
Basic weighted average Class A ordinary shares	628,439,218	636,695,545
Basic earnings per share	$1.32	$1.18
Diluted Earnings per share
Net income attributable to Accenture plc	$831,530	$751,846
Net income attributable to noncontrolling interests in Accenture SCA and Accenture Canada Holdings Inc. (1)	50,636	49,098
Net income for diluted earnings per share calculation	$882,166	$800,944
Basic weighted average Class A ordinary shares	628,439,218	636,695,545
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	38,299,764	41,591,480
Diluted effect of employee compensation related to Class A ordinary shares (2)	15,378,709	19,998,564
Diluted effect of share purchase plans related to Class A ordinary shares	215,458	218,306
Diluted weighted average Class A ordinary shares (2)	682,333,149	698,503,895
Diluted earnings per share	$1.29	$1.15
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

(2)
Diluted weighted average Accenture plc Class A ordinary shares for the three months ended November 30, 2013 have been restated to reflect the impact of the issuance of additional restricted share units to holders of restricted share units in connection with the payments of cash dividends during the first quarter of fiscal 2015 and the third quarter of fiscal 2014. This did not result in a change to previously reported Diluted earnings per share.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended November 30,
	2014	2013
Foreign currency translation
Beginning balance	$(324,596)	$(414,401)
Foreign currency translation	(187,853)	98,897
Income tax benefit (expense)	1,568	(1,120)
Portion attributable to noncontrolling interests	(3,866)	(6,764)
Foreign currency translation, net of tax	(190,151)	91,013
Ending balance	(514,747)	(323,388)

Defined benefit plans
Beginning balance	(531,143)	(425,404)
Reclassifications into net periodic pension and post-retirement expense (1)	6,395	5,054
Income tax expense	(2,323)	(1,837)
Portion attributable to noncontrolling interests	(230)	(196)
Defined benefit plans, net of tax	3,842	3,021
Ending balance	(527,301)	(422,383)

Cash flow hedges
Beginning balance	(16,209)	(212,941)
Unrealized gains	21,310	88,352
Reclassification adjustments into Cost of services	920	36,131
Income tax expense	(3,629)	(46,759)
Portion attributable to noncontrolling interests	(1,053)	(4,726)
Cash flow hedges, net of tax	17,548	72,998
Ending balance (2)	1,339	(139,943)

Accumulated other comprehensive loss	$(1,040,709)	$(885,714)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of November 30, 2014, $12,329 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.
4. BUSINESS COMBINATIONS
During the three months ended November 30, 2014, the Company completed individually immaterial acquisitions for total consideration of $38,641, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2014	Additions/ Adjustments	Foreign Currency Translation	November 30, 2014
Communications, Media & Technology	$338,855	$767	$(9,448)	$330,174
Financial Services	707,093	1,567	(11,084)	697,576
Health & Public Service	375,052	233	(2,098)	373,187
Products	836,858	1,877	(12,957)	825,778
Resources	138,036	43,149	(8,592)	172,593
Total	$2,395,894	$47,593	$(44,179)	$2,399,308
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class are as follows:

	November 30, 2014			August 31, 2014
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$339,752	$(94,592)	$245,160	$334,768	$(88,447)	$246,321
Technology	115,763	(45,663)	70,100	113,938	(41,536)	72,402
Patents	115,177	(54,627)	60,550	135,022	(70,299)	64,723
Other	28,392	(15,161)	13,231	37,524	(23,090)	14,434
Total	$599,084	$(210,043)	$389,041	$621,252	$(223,372)	$397,880
6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the three months ended November 30, 2014 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 17, 2014	$1.02	October 17, 2014	$639,451	October 14, 2014	$39,285	$678,736
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the first quarter of fiscal 2015 as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $105,530 and a net gain of $87,043 for the three months ended November 30, 2014 and 2013, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2014	August 31, 2014
Assets
Cash Flow Hedges
Other current assets	$25,189	$21,148
Other non-current assets	31,666	20,875
Other Derivatives
Other current assets	3,608	17,076
Total assets	$60,463	$59,099
Liabilities
Cash Flow Hedges
Other accrued liabilities	$37,518	$41,103
Other non-current liabilities	20,660	24,474
Other Derivatives
Other accrued liabilities	29,866	15,392
Total liabilities	$88,044	$80,969
Total fair value	$(27,581)	$(21,870)
Total notional value	$5,979,140	$5,989,011
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

	November 30, 2014	August 31, 2014
Net derivative assets	$30,557	$22,458
Net derivative liabilities	58,138	44,328
Total fair value	$(27,581)	$(21,870)

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of November 30, 2014 and August 31, 2014, the Company has reflected the fair value of $91,823 and $95,581, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2014 and August 31, 2014, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $773,000 and $768,000, respectively, of which all but approximately $8,000 as of both November 30, 2014 and August 31, 2014 may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2014, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2014		2013
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,581,037	$188,757	$1,410,983	$153,368
Financial Services	1,716,227	297,582	1,597,966	263,568
Health & Public Service	1,368,442	201,803	1,230,074	179,305
Products	1,930,331	289,732	1,801,062	247,387
Resources	1,295,481	209,835	1,315,007	247,471
Other	4,197	—	3,657	—
Total	$7,895,715	$1,187,709	$7,358,749	$1,091,099

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2014.
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2015” means the 12-month period that will end on August 31, 2015. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•	As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

•	Adverse changes to our relationships with key alliance partners or in the business of our key alliance partners could adversely affect our results of operations.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

•	Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2014. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

Overview
Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in certain markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2015 increased 7% in U.S. dollars and 10% in local currency compared to the first quarter of fiscal 2014. Demand for our services continued to improve, resulting in strong growth across most areas of our business. All of our operating groups experienced quarterly year-over-year revenue growth in local currency in the first quarter of fiscal 2015, with very strong growth in Communications, Media & Technology, Health & Public Service, Financial Services and Products, while Resources experienced slight growth. Revenue growth in local currency was very strong in outsourcing and strong in consulting during the first quarter of fiscal 2015. While the business environment remained competitive, pricing was relatively stable and we saw improvement in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the first quarter of fiscal 2015 increased 4% in U.S. dollars and 7% in local currency compared to the first quarter of fiscal 2014. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including digital services (digital marketing, analytics and mobility) and cloud computing. Compared to fiscal 2014, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the first quarter of fiscal 2015 increased 11% in U.S. dollars and 14% in local currency compared to the first quarter of fiscal 2014. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2014, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. When compared to the first quarter of fiscal 2014, the U.S. dollar strengthened against many currencies during the first quarter of fiscal 2015, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 3% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2015, we estimate that our full fiscal 2015 revenue growth will be approximately 5% lower in U.S. dollars than in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Effective September 1, 2014, we have updated the methodology we use to calculate utilization to include all billable employees’ time spent on chargeable work. This change in methodology increased utilization by approximately 3%. Utilization for the first quarter of fiscal 2015 was 91%. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 319,000 as of November 30, 2014, compared to approximately 305,000 as of August 31, 2014 and approximately 281,000 as of November 30, 2013. The year-over-year increase in our headcount reflects an overall increase in demand for our services, primarily those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2015 was 13%, down from 15% in the fourth quarter of fiscal 2014 and up from 11% in the first quarter of fiscal 2014. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing and emerging technology services; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2015 was 32.2%, compared with 33.3% for the first quarter of fiscal 2014. The reduction in gross margin was principally due to higher labor costs, including increased usage of subcontractors, compared to the first quarter of fiscal 2014.
Sales and marketing and general and administrative costs as a percentage of net revenues were 17.1% for the first quarter of fiscal 2015 compared with 18.7% for the first quarter of fiscal 2014. Sales and marketing costs are driven primarily by: compensation costs for business development activities; investment in offerings; marketing- and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, sales and marketing costs as a percentage of net revenues decreased 110 basis points principally due to directing a lower proportion of resource capacity to selling and other business development activities. We also experienced lower non-payroll sales and marketing costs. General and administrative costs as a percentage of net revenues decreased 50 basis points.
Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2015 was 15.0%, compared with 14.8% for the first quarter of fiscal 2014. Our Operating income and Earnings per share are affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs.
New Bookings
New bookings for the first quarter of fiscal 2015 were $7.66 billion, with consulting bookings of $3.86 billion and outsourcing bookings of $3.80 billion.

Results of Operations for the Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,581	$1,411	12%	15%	20%	19%
Financial Services	1,716	1,598	7	11	22	22
Health & Public Service	1,368	1,230	11	13	17	17
Products	1,930	1,801	7	10	25	24
Resources	1,295	1,315	(1)	2	16	18
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	7,896	7,359	7%	10%	100%	100%
Reimbursements	448	441	1
TOTAL REVENUES	$8,343	$7,800	7%
GEOGRAPHIC REGIONS (1)
North America	$3,438	$3,093	11%	12%	43%	42%
Europe	2,905	2,762	5	9	37	38
Growth Markets	1,552	1,505	3	9	20	20
TOTAL NET REVENUES	$7,896	$7,359	7%	10%	100%	100%
TYPE OF WORK
Consulting	$4,093	$3,938	4%	7%	52%	54%
Outsourcing	3,803	3,421	11	14	48	46
TOTAL NET REVENUES	$7,896	$7,359	7%	10%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2014, we revised the reporting of our geographic regions as follows: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Prior period amounts have been reclassified to conform to the current period presentation.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014:
Operating Groups

•
Communications, Media & Technology net revenues increased 15% in local currency. Outsourcing revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications. Consulting revenues reflected very strong growth, driven by Electronics & High Tech in Europe and North America, Communications in North America and Media & Entertainment in Growth Markets, partially offset by a decline in Communications in Europe.

•
Financial Services net revenues increased 11% in local currency. Consulting revenues reflected very strong growth, driven by Banking in Europe and North America, Insurance in North America and Capital Markets in Europe, partially offset by a decline in Insurance in Growth Markets. Outsourcing revenues reflected strong growth, driven by all industry groups in Europe and Capital Markets in North America. These increases were partially offset by a decline in Banking in North America.

•
Health & Public Service net revenues increased 13% in local currency. Outsourcing revenues reflected very significant growth, led by Health and Public Service in North America. Consulting revenue growth was driven by Health in North America and Public Service in Europe, partially offset by a decline in Public Service in North America.

•
Products net revenues increased 10% in local currency. Consulting revenues reflected strong growth, driven by all industry groups in Europe and most industry groups in North America, led by Consumer Goods & Services. These increases were partially offset by a decline in Retail in North America. Outsourcing revenues reflected strong growth, driven by all geographic regions in most industry groups, led by Retail in Europe and Life Sciences in North America. These increases were partially offset by a decline in Infrastructure and Transportation Services in Europe.

•
Resources net revenues increased 2% in local currency. Outsourcing revenues reflected strong growth, driven by Natural Resources in Growth Markets, Utilities in Europe and Energy in Europe and North America. Consulting revenues reflected a modest decline, due to declines in Natural Resources in Growth Markets and Energy in Europe, partially offset by growth in Chemicals across all geographic regions. Some of our clients in Natural Resources continued to reduce their level of consulting investments. In addition, our Energy clients are requesting a higher volume of outsourcing services, placing a greater emphasis on cost savings initiatives and moderating demand for consulting services. We expect these trends will continue to impact Resources year-over-year consulting net revenue growth in the near term.

Geographic Regions

•	North America net revenues increased 12% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by Germany, Italy, France and Norway.

•	Growth Markets net revenues increased 9% in local currency, driven by Brazil, Japan and Australia, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for the first quarter of fiscal 2015 increased $447 million, or 7%, over the first quarter of fiscal 2014, and decreased as a percentage of revenues to 85.8% from 86.0% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2015 increased $440 million, or 7%, over the first quarter of fiscal 2014, and decreased as a percentage of net revenues to 85.0% from 85.2% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2015 increased $454 million, or 8%, over the first quarter of fiscal 2014, and increased as a percentage of revenues to 69.6% from 68.6% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2015 increased $447 million, or 9%, over the first quarter of fiscal 2014, and increased as a percentage of net revenues to 67.8% from 66.7% during this period. Gross margin for the first quarter of fiscal 2015 decreased to 32.2% from 33.3% for the first quarter of fiscal 2014, principally due to higher labor costs, including increased usage of subcontractors, compared to the first quarter of fiscal 2014.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2015 decreased $21 million, or 2%, from the first quarter of fiscal 2014, and decreased as a percentage of net revenues to 11.5% from 12.6%. The decrease as a percentage of net revenues was due to directing a lower proportion of resource capacity to selling and other business development activities. We also experienced lower non-payroll sales and marketing costs.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2015 decreased $4 million, or 1%, from the first quarter of fiscal 2014, and decreased as a percentage of net revenues to 5.6% from 6.1% during this period. The decrease as a percentage of net revenues was due to management of these costs at a rate lower than that of net revenues.

Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2015 increased $97 million, or 9%, over the first quarter of fiscal 2014. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended November 30,
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$189	12%	$153	11%	$35
Financial Services	298	17	264	16	34
Health & Public Service	202	15	179	15	22
Products	290	15	247	14	42
Resources	210	16	247	19	(38)
Total	$1,188	15.0%	$1,091	14.8%	$97
_______________
Amounts in table may not total due to rounding.
The commentary below provides insight into operating group performance and operating margin for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Health & Public Service operating income increased due to revenue growth.

•	Products operating income increased due to revenue growth, higher contract profitability and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to a decline in consulting revenue and lower consulting contract profitability.
Provision for Income Taxes
The effective tax rate for both the first quarter of fiscal 2015 and fiscal 2014 was 25.1%.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2015 annual effective tax rate to be in the range of 26% to 27%. The fiscal 2014 annual effective tax rate was 26.1%.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the first quarter of fiscal 2015 increased $1 million, or 2%, over the first quarter of fiscal 2014. The increase was due to higher Net income of $81 million during the first quarter of fiscal 2015.
Earnings Per Share
Diluted earnings per share increased $0.14 compared with the first quarter of fiscal 2014, due to increases of $0.10 from higher revenues and operating results, $0.03 from lower weighted average shares outstanding and $0.01 from higher non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements”.

Liquidity and Capital Resources
As of November 30, 2014, Cash and cash equivalents was $4.5 billion, compared with $4.9 billion as of August 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2014	2013	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$873	$181	$692
Investing activities	(89)	(196)	106
Financing activities	(1,127)	(1,139)	12
Effect of exchange rate changes on cash and cash equivalents	(106)	48	(154)
Net decrease in cash and cash equivalents	$(449)	$(1,105)	$656
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year improvement in operating cash flow is due to higher net income and changes in operating assets and liabilities, driven primarily by a change in the timing of certain compensation payments from the first quarter of fiscal 2015 to the second quarter of fiscal 2015, as well as higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: The $106 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 4 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $12 million decrease in cash used was primarily due to decreased purchases of shares and an increase in proceeds from share issuances, partially offset by an increase in cash dividends paid. For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2014, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	551	—
Local guaranteed and non-guaranteed lines of credit	160	—
Total	$1,711	$—
Under the borrowing facilities described above, we had an aggregate of $164 million of letters of credit outstanding as of November 30, 2014.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of November 30, 2014, our aggregate available authorization was $4,144 million for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the three months ended November 30, 2014 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	7,119,632	$571	—	$—
Other share purchase programs	—	—	383,840	31
Other purchases (2)	847,567	68	—	—
Total	7,967,199	$639	383,840	$31
_______________

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the three months ended November 30, 2014, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2015. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During the three months ended November 30, 2014, we issued 531,011 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2015, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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

New Accounting Pronouncement
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning September 1, 2017, including interim periods in our fiscal year 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended November 30, 2014, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2014. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2014, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2014. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2014 — September 30, 2014
Class A ordinary shares	2,730,897	$80.39	2,342,335	$4,557
Class X ordinary shares	16,375	$0.0000225	—	—
October 1, 2014 — October 31, 2014
Class A ordinary shares	3,664,667	$78.54	3,304,044	$4,285
Class X ordinary shares	324,895	$0.0000225	—	—
November 1, 2014 — November 30, 2014
Class A ordinary shares	1,571,635	$83.65	1,473,253	$4,144
Class X ordinary shares	517,435	$0.0000225	—	—
Total
Class A ordinary shares (4)	7,967,199	$80.19	7,119,632
Class X ordinary shares (5)	858,705	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2015, we purchased 7,119,632 Accenture plc Class A ordinary shares under this program for an aggregate price of $571 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2014, our aggregate available authorization for share purchases and redemptions was $4,144 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the first quarter of fiscal 2015, Accenture purchased 847,567 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2015. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
September 1, 2014 — September 30, 2014
Class I common shares	12,135	$79.73	—	—
October 1, 2014 — October 31, 2014
Class I common shares	141,900	$79.62	—	—
November 1, 2014 — November 30, 2014
Class I common shares	190,226	$83.32	—	—
Total
Class I common shares	344,261	$81.67	—	—
Accenture Canada Holdings Inc.
September 1, 2014 — September 30, 2014
Exchangeable shares	—	$—	—	—
October 1, 2014 — October 31, 2014
Exchangeable shares	19,579	$77.49	—	—
November 1, 2014 — November 30, 2014
Exchangeable shares	20,000	$83.81	—	—
Total
Exchangeable shares	39,579	$80.69	—	—
_______________

(1)
During the first quarter of fiscal 2015, we acquired a total of 344,261 Accenture SCA Class I common shares and 39,579 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2015, we issued 531,011 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of November 30, 2014, our aggregate available authorization for share purchases and redemptions was $4,144 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)

10.2*	2010 Employee Share Purchase Plan, as amended, effective November 1, 2014

10.3*	Form of Amendment to Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2014 (Unaudited) and August 31, 2014, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2014 and 2013, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2014, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

(*) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 18, 2014

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)