Form 10-Q
period 2015-11-30
Accenture plc
filed 2015-12-17
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 7, 2015 was 809,947,440 (which number includes 182,033,190 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 7, 2015 was 23,012,296.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2015 and August 31, 2015
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2015	August 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,073,193	$4,360,766
Short-term investments	2,728	2,448
Receivables from clients, net	4,061,037	3,840,920
Unbilled services, net	1,964,608	1,884,504
Deferred income taxes, net	776,211	879,320
Other current assets	745,271	611,436
Total current assets	10,623,048	11,579,394
NON-CURRENT ASSETS:
Unbilled services, net	18,543	15,501
Investments	44,179	45,027
Property and equipment, net	804,012	801,884
Goodwill	3,521,828	2,929,833
Deferred contract costs	662,225	655,482
Deferred income taxes, net	1,281,091	1,274,019
Other non-current assets	1,038,949	964,918
Total non-current assets	7,370,827	6,686,664
TOTAL ASSETS	$17,993,875	$18,266,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,848	$1,848
Accounts payable	1,094,821	1,151,464
Deferred revenues	2,089,356	2,251,617
Accrued payroll and related benefits	4,044,234	3,687,468
Accrued consumption taxes	340,690	319,350
Income taxes payable	291,247	516,827
Deferred income taxes, net	44,692	41,193
Other accrued liabilities	565,510	562,432
Total current liabilities	8,472,398	8,532,199
NON-CURRENT LIABILITIES:
Long-term debt	25,807	25,587
Deferred revenues relating to contract costs	532,684	524,455
Retirement obligation	1,094,528	1,108,623
Deferred income taxes, net	119,755	113,590
Income taxes payable	1,055,066	996,077
Other non-current liabilities	288,225	317,956
Total non-current liabilities	3,116,065	3,086,288
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2015 and August 31, 2015	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 808,333,206 and 804,757,785 shares issued as of November 30, 2015 and August 31, 2015, respectively	18	18
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 23,012,296 and 23,335,142 shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively	1	1
Restricted share units	999,041	1,031,203
Additional paid-in capital	4,856,564	4,516,810
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2015 and August 31, 2015; Class A ordinary, 182,794,642 and 178,056,462 shares as of November 30, 2015 and August 31, 2015, respectively	(12,048,228)	(11,472,400)
Retained earnings	13,582,445	13,470,008
Accumulated other comprehensive loss	(1,489,473)	(1,411,972)
Total Accenture plc shareholders’ equity	5,900,425	6,133,725
Noncontrolling interests	504,987	513,846
Total shareholders’ equity	6,405,412	6,647,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,993,875	$18,266,058
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2015 and 2014
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2015	2014
REVENUES:
Revenues before reimbursements (“Net revenues”)	$8,013,163	$7,895,715
Reimbursements	452,821	447,542
Revenues	8,465,984	8,343,257
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,450,644	5,356,425
Reimbursable expenses	452,821	447,542
Cost of services	5,903,465	5,803,967
Sales and marketing	875,793	907,574
General and administrative costs	465,466	444,007
Total operating expenses	7,244,724	7,155,548
OPERATING INCOME	1,221,260	1,187,709
Interest income	7,126	10,099
Interest expense	(4,052)	(2,811)
Other income (expense), net	4,029	(2,979)
INCOME BEFORE INCOME TAXES	1,228,363	1,192,018
Provision for income taxes	359,682	299,776
NET INCOME	868,681	892,242
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(39,576)	(50,636)
Net income attributable to noncontrolling interests – other	(10,206)	(10,076)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$818,899	$831,530
Weighted average Class A ordinary shares:
Basic	626,463,124	628,439,218
Diluted	671,300,744	682,333,149
Earnings per Class A ordinary share:
Basic	$1.31	$1.32
Diluted	$1.28	$1.29
Cash dividends per share	$1.10	$1.02
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2015 and 2014
(In thousands of U.S. dollars)
(Unaudited)

	2015	2014
NET INCOME	$868,681	$892,242
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation	(114,379)	(190,151)
Defined benefit plans	4,101	3,842
Cash flow hedges	32,777	17,548
OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO ACCENTURE PLC	(77,501)	(168,761)
Other comprehensive income attributable to noncontrolling interests	1,310	5,149
COMPREHENSIVE INCOME	$792,490	$728,630

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$741,398	$662,769
Comprehensive income attributable to noncontrolling interests	51,092	65,861
COMPREHENSIVE INCOME	$792,490	$728,630
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2015
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2015	$57	40	$18	804,758	$1	23,335	$1,031,203	$4,516,810	$(11,472,400)	(178,096)	$13,470,008	$(1,411,972)	$6,133,725	$513,846	$6,647,571
Net income											818,899		818,899	49,782	868,681
Other comprehensive loss												(77,501)	(77,501)	1,310	(76,191)
Income tax benefit on share-based compensation plans								27,375					27,375		27,375
Purchases of Class A ordinary shares								26,217	(642,348)	(6,396)			(616,131)	(26,217)	(642,348)
Share-based compensation expense							117,033	12,150					129,183		129,183
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(323)		(14,765)					(14,765)	(698)	(15,463)
Issuances of Class A ordinary shares:
Employee share programs				3,323			(173,437)	281,741	66,520	1,657			174,824	7,461	182,285
Upon redemption of Accenture Holdings plc ordinary shares				252				1,224					1,224	(1,224)	—
Dividends							24,242				(711,527)		(687,285)	(33,391)	(720,676)
Other, net								5,812			5,065		10,877	(5,882)	4,995
Balance as of November 30, 2015	$57	40	$18	808,333	$1	23,012	$999,041	$4,856,564	$(12,048,228)	(182,835)	$13,582,445	$(1,489,473)	$5,900,425	$504,987	$6,405,412
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2015 and 2014
(In thousands of U.S. dollars)
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$868,681	$892,242
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	181,882	166,519
Share-based compensation expense	129,183	128,915
Deferred income taxes, net	(19,850)	(119,335)
Other, net	(78,868)	(111,191)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(244,126)	(34,091)
Unbilled services, current and non-current, net	(135,917)	(191,426)
Other current and non-current assets	(224,933)	(243,678)
Accounts payable	(64,504)	(95,155)
Deferred revenues, current and non-current	(127,712)	(34,709)
Accrued payroll and related benefits	418,471	421,716
Income taxes payable, current and non-current	(154,878)	111,652
Other current and non-current liabilities	63,876	(18,559)
Net cash provided by operating activities	611,305	872,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	951	1,286
Purchases of property and equipment	(94,777)	(51,858)
Purchases of businesses and investments, net of cash acquired	(612,666)	(38,641)
Net cash used in investing activities	(706,492)	(89,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	182,285	196,022
Purchases of shares	(657,811)	(670,167)
Proceeds from long-term debt, net	219	56
Cash dividends paid	(720,676)	(678,736)
Excess tax benefits from share-based payment arrangements	31,952	28,335
Other, net	(2)	(2,387)
Net cash used in financing activities	(1,164,033)	(1,126,877)
Effect of exchange rate changes on cash and cash equivalents	(28,353)	(105,768)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,287,573)	(448,958)
CASH AND CASH EQUIVALENTS, beginning of period	4,360,766	4,921,305
CASH AND CASH EQUIVALENTS, end of period	$3,073,193	$4,472,347
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 30, 2015.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.
Allowances for Client Receivables and Unbilled Services
As of November 30, 2015 and August 31, 2015, total allowances recorded for client receivables and unbilled services were $70,867 and $70,165, respectively.
Accumulated Depreciation
As of November 30, 2015 and August 31, 2015, total accumulated depreciation was $1,683,944 and $1,648,968, respectively.
Income Taxes
The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
The Company’s effective tax rates for the three months ended November 30, 2015 and 2014 were 29.3% and 25.1%, respectively. The higher effective tax rate for the three months ended November 30, 2015 was primarily due to lower benefits from final determinations and other adjustments to prior year taxes, partially offset by benefits related to changes in the geographic distribution of earnings.
New Accounting Pronouncements
On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The ASU will be effective for the Company beginning September 1, 2017, including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of transition upon adoption. The Company is in the process of determining whether to early adopt the standard, which is permitted, and assessing the impact of this ASU on its Consolidated Financial Statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended November 30,
	2015	2014
Basic Earnings per share
Net income attributable to Accenture plc	$818,899	$831,530
Basic weighted average Class A ordinary shares	626,463,124	628,439,218
Basic earnings per share	$1.31	$1.32
Diluted Earnings per share
Net income attributable to Accenture plc	$818,899	$831,530
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	39,576	50,636
Net income for diluted earnings per share calculation	$858,475	$882,166
Basic weighted average Class A ordinary shares	626,463,124	628,439,218
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	30,251,110	38,299,764
Diluted effect of employee compensation related to Class A ordinary shares	14,367,590	15,378,709
Diluted effect of share purchase plans related to Class A ordinary shares	218,920	215,458
Diluted weighted average Class A ordinary shares	671,300,744	682,333,149
Diluted earnings per share	$1.28	$1.29
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended November 30,
	2015	2014
Foreign currency translation
Beginning balance	$(853,504)	$(324,596)
Foreign currency translation	(113,463)	(187,853)
Income tax (expense) benefit	(1,372)	1,568
Portion attributable to noncontrolling interests	456	(3,866)
Foreign currency translation, net of tax	(114,379)	(190,151)
Ending balance	(967,883)	(514,747)

Defined benefit plans
Beginning balance	(523,619)	(531,143)
Reclassifications into net periodic pension and post-retirement expense (1)	6,633	6,395
Income tax expense	(2,336)	(2,323)
Portion attributable to noncontrolling interests	(196)	(230)
Defined benefit plans, net of tax	4,101	3,842
Ending balance	(519,518)	(527,301)

Cash flow hedges
Beginning balance	(33,288)	(16,209)
Unrealized gains	48,347	21,310
Reclassification adjustments into Cost of services	1,450	920
Income tax expense	(15,450)	(3,629)
Portion attributable to noncontrolling interests	(1,570)	(1,053)
Cash flow hedges, net of tax	32,777	17,548
Ending balance (2)	(511)	1,339

Marketable securities
Beginning balance	(1,561)	—
Ending balance	(1,561)	—

Accumulated other comprehensive loss	$(1,489,473)	$(1,040,709)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of November 30, 2015, $9,299 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS AND DIVESTITURE
On October 20, 2015, the Company acquired Cloud Sherpas (through its holding company Declarative Holdings, Inc.), a leader in cloud advisory and technology services for approximately $405,989, net of cash acquired. This acquisition enhances the Company’s ability to provide clients with cloud strategy and technology consulting, as well as cloud application implementation, integration and management services, and resulted in approximately 1,100 employees joining the Company. In connection with this acquisition, the Company recorded goodwill of $436,360, which was allocated to all five reportable operating segments, and intangible assets of $68,200, primarily related to customer-related intangibles. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to seven years. The pro forma effects of this acquisition on the Company’s operations were not material.
During the three months ended November 30, 2015, the Company completed other individually immaterial acquisitions for total consideration of $203,922, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
Navitaire Divestiture
On July 1, 2015, the Company announced an agreement to sell Navitaire LLC, a wholly owned subsidiary of Accenture that provides technology and business solutions to the airline industry, to Amadeus IT Holdings SA for total consideration of approximately $830,000. The transaction is subject to customary regulatory approvals.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2015	Additions/ Adjustments	Foreign Currency Translation	November 30, 2015
Communications, Media & Technology	$364,824	$160,129	$(8,285)	$516,668
Financial Services	713,430	139,036	(5,737)	846,729
Health & Public Service	588,893	138,803	(1,123)	726,573
Products	1,001,768	105,865	(14,525)	1,093,108
Resources	260,918	82,297	(4,465)	338,750
Total	$2,929,833	$626,130	$(34,135)	$3,521,828
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class are as follows:

	November 30, 2015			August 31, 2015
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$510,235	$(137,710)	$372,525	$449,219	$(120,841)	$328,378
Technology	115,365	(49,729)	65,636	104,824	(44,988)	59,836
Patents	116,218	(55,180)	61,038	114,979	(54,064)	60,915
Other	37,987	(14,464)	23,523	31,480	(15,702)	15,778
Total	$779,805	$(257,083)	$522,722	$700,502	$(235,595)	$464,907

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the three months ended November 30, 2015 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 13, 2015	$1.10	October 16, 2015	$687,285	October 13, 2015	$33,391	$720,676
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2015 and November 30, 2014, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $72,977 and $105,530 for the three months ended November 30, 2015 and 2014, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2015	August 31, 2015
Assets
Cash Flow Hedges
Other current assets	$41,389	$28,282
Other non-current assets	14,070	13,503
Other Derivatives
Other current assets	21,699	18,233
Total assets	$77,158	$60,018
Liabilities
Cash Flow Hedges
Other accrued liabilities	$32,090	$48,683
Other non-current liabilities	31,074	48,746
Other Derivatives
Other accrued liabilities	18,537	31,862
Total liabilities	$81,701	$129,291
Total fair value	$(4,543)	$(69,273)
Total notional value	$6,848,101	$6,363,110
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

	November 30, 2015	August 31, 2015
Net derivative assets	$58,393	$36,661
Net derivative liabilities	62,936	105,934
Total fair value	$(4,543)	$(69,273)
8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of November 30, 2015 and August 31, 2015, the Company has reflected the fair value of $73,958 and $79,023, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2015 and August 31, 2015, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $527,000 and $655,000, respectively, of which all but approximately $43,000 as of both November 30, 2015 and August 31, 2015 may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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
Legal Contingencies
As of November 30, 2015, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2015		2014
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,604,639	$247,873	$1,581,037	$188,757
Financial Services	1,745,216	322,785	1,716,227	297,582
Health & Public Service	1,423,867	172,578	1,368,442	201,803
Products	1,990,123	291,223	1,930,331	289,732
Resources	1,245,084	186,801	1,295,481	209,835
Other	4,234	—	4,197	—
Total	$8,013,163	$1,221,260	$7,895,715	$1,187,709

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2015, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2015.
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2016” means the 12-month period that will end on August 31, 2016. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•	Our business could be materially adversely affected if we incur legal liability.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	We might not be successful at identifying, acquiring or integrating businesses, entering into joint ventures or divesting businesses.

•	Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2015. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2016 increased 1% in U.S. dollars and 10% in local currency compared to the first quarter of fiscal 2015. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. All of our operating groups experienced quarterly year-over-year revenue growth in local currency. Revenue growth in local currency was very strong in consulting and solid in outsourcing during the first quarter of fiscal 2016. While the business environment remained competitive, pricing was relatively stable and we saw improvement in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the first quarter of fiscal 2016 increased 6% in U.S. dollars and 15% in local currency compared to the first quarter of fiscal 2015. We continue to experience growing demand for digital-related services and assisting clients with the adoption of new technologies. In addition, clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2015, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the first quarter of fiscal 2016 decreased 4% in U.S. dollars and increased 5% in local currency compared to the first quarter of fiscal 2015. We are experiencing growing demand to assist clients with cloud enablement and operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2015, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the first quarter of fiscal 2015, the U.S. dollar strengthened significantly against many currencies during the first quarter of fiscal 2016, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 8.5% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2016, we estimate that our full fiscal 2016 revenue growth will be approximately 5% lower in U.S. dollars than in local currency.
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
Utilization for the first quarter of fiscal 2016 was 90%, flat with the fourth quarter of fiscal 2015 and down from 91% in the first quarter of fiscal 2015. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 373,000 as of November 30, 2015, compared to approximately 358,000 as of August 31, 2015 and approximately 319,000 as of November 30, 2014. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, primarily those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2016 was 13%, down from

14% in the fourth quarter of fiscal 2015 and flat with the first quarter of fiscal 2015. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2016 was 32.0%, compared with 32.2% for the first quarter of fiscal 2015. The reduction in gross margin for the first quarter of fiscal 2016 reflects higher non-payroll costs associated with training and recruiting a large number of new employees and integration of recent acquisitions. These costs were partially offset by lower labor costs as a percentage of net revenue compared to the first quarter of fiscal 2015.
Sales and marketing and general and administrative costs as a percentage of net revenues were 16.7% for the first quarter of fiscal 2016 compared with 17.1% for the first quarter of fiscal 2015. We continuously monitor these costs and implement cost-management actions, as appropriate. For the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, sales and marketing costs as a percentage of net revenues decreased 60 basis points principally due to improved operational efficiency in our business development activities. General and administrative costs as a percentage of net revenues increased 20 basis points.
Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2016 was 15.2%, compared with 15.0% for the first quarter of fiscal 2015. Our Operating income and Earnings per share are affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs.
New Bookings
New bookings for the first quarter of fiscal 2016 were $7.74 billion, with consulting bookings of $4.42 billion and outsourcing bookings of $3.32 billion.

Results of Operations for the Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,
	2015	2014			2015	2014
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,605	$1,581	1%	12%	20%	20%
Financial Services	1,745	1,716	2	12	22	22
Health & Public Service	1,424	1,368	4	8	18	17
Products	1,990	1,930	3	12	25	25
Resources	1,245	1,295	(4)	6	15	16
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	8,013	7,896	1%	10%	100%	100%
Reimbursements	453	448	1
TOTAL REVENUES	$8,466	$8,343	1%
GEOGRAPHIC REGIONS
North America	$3,763	$3,438	9%	11%	47%	43%
Europe	2,885	2,905	(1)	12	36	37
Growth Markets	1,365	1,552	(12)	6	17	20
TOTAL NET REVENUES	$8,013	$7,896	1%	10%	100%	100%
TYPE OF WORK
Consulting	$4,346	$4,093	6%	15%	54%	52%
Outsourcing	3,667	3,803	(4)	5	46	48
TOTAL NET REVENUES	$8,013	$7,896	1%	10%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015:
Operating Groups

•
Communications, Media & Technology net revenues increased 12% in local currency. Consulting revenues reflected very significant growth, driven by Communications in all geographic regions as well as Media & Entertainment and Electronics & High Tech in North America. Outsourcing revenues reflected modest growth, driven by Media & Entertainment and Electronics & High Tech in North America, partially offset by a decline in Communications in North America.

•
Financial Services net revenues increased 12% in local currency. Consulting revenues reflected significant growth in both industry groups and in all geographic regions, led by Banking & Capital Markets in Europe. Outsourcing revenues reflected modest growth, driven by Banking & Capital Markets and Insurance in Growth Markets, partially offset by a decline in Insurance in North America.

•
Health & Public Service net revenues increased 8% in local currency. Outsourcing revenues reflected very strong growth, led by Public Service and Health in North America. Consulting revenue growth was driven by Health in North America and Growth Markets and Public Service in North America, partially offset by a decline in Public Service in Growth Markets.

•
Products net revenues increased 12% in local currency. Consulting revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Life Sciences in North America and Industrial in Europe. Outsourcing revenues reflected modest growth, driven by Industrial in Europe and Consumer Goods, Retail & Travel Services in Growth Markets. These outsourcing increases were partially offset by a decline in Consumer Goods, Retail & Travel Services in Europe.

•
Resources net revenues increased 6% in local currency. Consulting revenues reflected strong growth, driven by Utilities across all geographic regions and Chemicals & Natural Resources in Europe. These increases were partially offset by declines in Energy across all geographic regions and Chemicals & Natural Resources in Growth Markets. Outsourcing revenues reflected slight growth, driven by Utilities across all geographic regions.

Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 12% in local currency, driven by the United Kingdom, Spain, Italy, Germany and Switzerland.

•	Growth Markets net revenues increased 6% in local currency, led by Japan.
Operating Expenses
Operating expenses for the first quarter of fiscal 2016 increased $89 million, or 1%, over the first quarter of fiscal 2015, and decreased as a percentage of revenues to 85.6% from 85.8% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2016 increased $84 million, or 1%, over the first quarter of fiscal 2015, and decreased as a percentage of net revenues to 84.8% from 85.0% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2016 increased $99 million, or 2%, over the first quarter of fiscal 2015, and increased as a percentage of revenues to 69.7% from 69.6% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2016 increased $94 million, or 2%, over the first quarter of fiscal 2015, and increased as a percentage of net revenues to 68.0% from 67.8% during this period. Gross margin for the first quarter of fiscal 2016 decreased to 32.0% from 32.2% during this period. The reduction in gross margin for the first quarter of fiscal 2016 reflects higher non-payroll costs associated with training and recruiting a large number of new employees and integration of recent acquisitions. These costs were partially offset by lower labor costs as a percentage of net revenue compared to the first quarter of fiscal 2015.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2016 decreased $32 million, or 4%, from the first quarter of fiscal 2015, and decreased as a percentage of net revenues to 10.9% from 11.5%. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2016 increased $21 million, or 5%, over the first quarter of fiscal 2015, and increased as a percentage of net revenues to 5.8% from 5.6% during this period.

Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2016 increased $34 million, or 3%, over the first quarter of fiscal 2015. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended November 30,
	2015		2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$248	15%	$189	12%	$59
Financial Services	323	18	298	17	25
Health & Public Service	173	12	202	15	(29)
Products	291	15	290	15	1
Resources	187	15	210	16	(23)
Total	$1,221	15.2%	$1,188	15.0%	$34
_______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the first quarter of fiscal 2016 was similar to that disclosed for Net revenue. In addition, during the first quarter of fiscal 2016, each operating group experienced higher non-payroll costs associated with training and recruiting a large number of new employees and integration of recent acquisitions. The commentary below provides insight into other factors affecting operating group performance and operating margin for the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015:

•	Communications, Media & Technology operating income increased primarily due to higher contract profitability and consulting revenue growth.

•	Financial Services operating income increased primarily due to higher contract profitability, consulting revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Health & Public Service operating income decreased primarily due to delivery inefficiencies on a few consulting contracts.

•	Products operating income was flat year-over-year.

•	Resources operating income decreased primarily due to lower outsourcing contract profitability, partially offset by lower sales and marketing costs as a percentage of net revenues.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2016 was 29.3%, compared with 25.1% for the first quarter of fiscal 2015. The higher effective tax rate in the first quarter of fiscal 2016 was primarily due to lower benefits from final determinations and other adjustments to prior year taxes, partially offset by benefits related to changes in the geographic distribution of earnings.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2016 annual effective tax rate to be in the range of 25% to 26%. The effective tax rate for a quarter can vary outside of the range because of timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the first quarter of fiscal 2016 decreased $11 million, or 18%, from the first quarter of fiscal 2015. The decrease was primarily due to a reduction in the Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling interest as well as lower Net income of $24 million during the first quarter of fiscal 2016.
Earnings Per Share
Diluted earnings per share decreased $0.01 compared with the first quarter of fiscal 2015, due to a decrease of $0.07 from a higher effective tax rate, partially offset by increases of $0.04 from higher revenues and operating results and $0.02 from lower weighted average shares outstanding. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of November 30, 2015, Cash and cash equivalents was $3.1 billion, compared with $4.4 billion as of August 31, 2015.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2015	2014	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$611	$873	$(262)
Investing activities	(706)	(89)	(617)
Financing activities	(1,164)	(1,127)	(37)
Effect of exchange rate changes on cash and cash equivalents	(28)	(106)	77
Net decrease in cash and cash equivalents	$(1,288)	$(449)	$(839)
_______________
Amounts in table may not total due to rounding.
Operating activities: The reduction in operating cash flow was due to changes in operating assets and liabilities, including higher tax payments and lower collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: The $617 million increase in cash used was primarily due to increased spending on business acquisitions and property and equipment. For additional information, see Note 4 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2015, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	514	—
Local guaranteed and non-guaranteed lines of credit	136	—
Total	$1,650	$—
Under the borrowing facilities described above, we had an aggregate of $162 million of letters of credit outstanding as of November 30, 2015.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during the three months ended November 30, 2015 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	5,383,124	$541	—	$—
Other share purchase programs	—	—	147,033	15
Other purchases (2)	1,013,071	102	—	—
Total	6,396,195	$643	147,033	$15

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the three months ended November 30, 2015, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2016. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During the three months ended November 30, 2015, we issued 251,717 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2016, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
New Accounting Pronouncements
On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The ASU will be effective for us beginning September 1, 2017, including interim periods in our fiscal year 2018, and allows for both retrospective and prospective methods of transition upon adoption. We are in the process of determining whether to early adopt the standard, which is permitted, and assessing the impact of this ASU on our Consolidated Financial Statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended November 30, 2015, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2015. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2015, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2015.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2015 — September 30, 2015
Class A ordinary shares	3,205,357	$96.14	2,794,400	$7,309
Class X ordinary shares	2,900	$0.0000225	—	—
October 1, 2015 — October 31, 2015
Class A ordinary shares	2,089,421	$103.96	1,563,326	$7,138
Class X ordinary shares	226,651	$0.0000225	—	—
November 1, 2015 — November 30, 2015
Class A ordinary shares	1,101,417	$106.21	1,025,398	$7,025
Class X ordinary shares	93,295	$0.0000225	—	—
Total
Class A ordinary shares (4)	6,396,195	$100.43	5,383,124
Class X ordinary shares (5)	322,846	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2016, we purchased 5,383,124 Accenture plc Class A ordinary shares under this program for an aggregate price of $541 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2015, our aggregate available authorization for share purchases and redemptions was $7,025 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2015, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the first quarter of fiscal 2016, Accenture purchased 1,013,071 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2016. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
September 1, 2015 — September 30, 2015	16,324	$96.51	—	—
October 1, 2015 — October 31, 2015	91,155	$106.83	—	—
November 1, 2015 — November 30, 2015	37,554	$104.80	—	—
Total	145,033	$105.15	—	—
Accenture Canada Holdings Inc.
September 1, 2015 — September 30, 2015	—	$—	—	—
October 1, 2015 — October 31, 2015	—	$—	—	—
November 1, 2015 — November 30, 2015	2,000	$106.44	—	—
Total	2,000	$106.44	—	—
_______________

(1)
During the first quarter of fiscal 2016, we acquired a total of 145,033 Accenture Holdings plc ordinary shares and 2,000 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2016, we issued 251,717 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Memorandum and Articles of Association and Deed Poll of Accenture Holdings plc (incorporated by reference to Exhibit 3.1 to Accenture Holdings plc’s 8-K12G3 filed on August 26, 2015)

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2015 (Unaudited) and August 31, 2015, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2015 and 2014, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2015, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 17, 2015

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)