Form 10-Q
period 2016-05-31
Accenture plc
filed 2016-06-23
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 9, 2016 was 814,958,383 (which number includes 192,416,319 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 9, 2016 was 22,186,453.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
May 31, 2016 and August 31, 2015
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2016	August 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,497,878	$4,360,766
Short-term investments	2,869	2,448
Receivables from clients, net	4,303,642	3,840,920
Unbilled services, net	2,136,836	1,884,504
Deferred income taxes, net	891,390	879,320
Other current assets	743,396	611,436
Total current assets	11,576,011	11,579,394
NON-CURRENT ASSETS:
Unbilled services, net	51,179	15,501
Investments	132,427	45,027
Property and equipment, net	883,609	801,884
Goodwill	3,538,147	2,929,833
Deferred contract costs	725,466	655,482
Deferred income taxes, net	1,229,695	1,274,019
Other non-current assets	1,054,513	964,918
Total non-current assets	7,615,036	6,686,664
TOTAL ASSETS	$19,191,047	$18,266,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,072	$1,848
Accounts payable	1,133,430	1,151,464
Deferred revenues	2,349,050	2,251,617
Accrued payroll and related benefits	3,410,777	3,687,468
Accrued consumption taxes	364,324	319,350
Income taxes payable	378,584	516,827
Deferred income taxes, net	50,825	41,193
Other accrued liabilities	472,071	562,432
Total current liabilities	8,161,133	8,532,199
NON-CURRENT LIABILITIES:
Long-term debt	26,801	25,587
Deferred revenues	771,973	524,455
Retirement obligation	1,139,634	1,108,623
Deferred income taxes, net	152,882	113,590
Income taxes payable	927,952	996,077
Other non-current liabilities	304,114	317,956
Total non-current liabilities	3,323,356	3,086,288
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2016 and August 31, 2015	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 814,796,987 and 804,757,785 shares issued as of May 31, 2016 and August 31, 2015, respectively	18	18
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 22,186,453 and 23,335,142 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	1	1
Restricted share units	1,109,891	1,031,203
Additional paid-in capital	5,537,224	4,516,810
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2016 and August 31, 2015; Class A ordinary, 192,250,956 and 178,056,462 shares as of May 31, 2016 and August 31, 2015, respectively	(13,218,075)	(11,472,400)
Retained earnings	15,090,815	13,470,008
Accumulated other comprehensive loss	(1,392,606)	(1,411,972)
Total Accenture plc shareholders’ equity	7,127,325	6,133,725
Noncontrolling interests	579,233	513,846
Total shareholders’ equity	7,706,558	6,647,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,191,047	$18,266,058
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2016 and 2015
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
REVENUES:
Revenues before reimbursements (“Net revenues”)	$8,434,757	$7,770,382	$24,393,485	$23,159,426
Reimbursements	534,287	504,684	1,438,596	1,390,487
Revenues	8,969,044	8,275,066	25,832,081	24,549,913
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,745,205	5,245,477	16,771,598	15,854,592
Reimbursable expenses	534,287	504,684	1,438,596	1,390,487
Cost of services	6,279,492	5,750,161	18,210,194	17,245,079
Sales and marketing	933,770	874,713	2,639,895	2,580,931
General and administrative costs	449,839	452,291	1,366,745	1,317,260
Pension settlement charge	—	64,382	—	64,382
Total operating expenses	7,663,101	7,141,547	22,216,834	21,207,652
OPERATING INCOME	1,305,943	1,133,519	3,615,247	3,342,261
Interest income	7,679	6,441	21,532	25,880
Interest expense	(3,711)	(4,030)	(12,306)	(10,746)
Other expense, net	(16,207)	(3,839)	(33,391)	(28,326)
Gain on sale of business	—	—	553,577	—
INCOME BEFORE INCOME TAXES	1,293,704	1,132,091	4,144,659	3,329,069
Provision for income taxes	343,421	281,861	925,837	843,405
NET INCOME	950,283	850,230	3,218,822	2,485,664
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(42,574)	(46,283)	(145,529)	(137,972)
Net income attributable to noncontrolling interests – other	(10,462)	(10,250)	(30,627)	(31,739)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$897,247	$793,697	$3,042,666	$2,315,953
Weighted average Class A ordinary shares:
Basic	623,725,913	625,969,418	625,563,431	627,523,298
Diluted	666,403,323	677,825,768	668,525,906	679,719,183
Earnings per Class A ordinary share:
Basic	$1.44	$1.27	$4.86	$3.69
Diluted	$1.41	$1.24	$4.77	$3.61
Cash dividends per share	$1.10	$1.02	$2.20	$2.04
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2016 and 2015
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
NET INCOME	$950,283	$850,230	$3,218,822	$2,485,664
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	86,022	(90,613)	(52,989)	(433,613)
Defined benefit plans	5,557	3,156	13,203	11,285
Cash flow hedges	36,710	(31,921)	58,512	42,008
Marketable securities	738	—	640	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	129,027	(119,378)	19,366	(380,320)
Other comprehensive income (loss) attributable to noncontrolling interests	2,846	998	2,079	10,377
COMPREHENSIVE INCOME	$1,082,156	$731,850	$3,240,267	$2,115,721

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,026,274	$674,319	$3,062,032	$1,935,633
Comprehensive income attributable to noncontrolling interests	55,882	57,531	178,235	180,088
COMPREHENSIVE INCOME	$1,082,156	$731,850	$3,240,267	$2,115,721
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2016
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2015	$57	40	$18	804,758	$1	23,335	$1,031,203	$4,516,810	$(11,472,400)	(178,096)	$13,470,008	$(1,411,972)	$6,133,725	$513,846	$6,647,571
Net income											3,042,666		3,042,666	176,156	3,218,822
Other comprehensive loss												19,366	19,366	2,079	21,445
Income tax benefit on share-based compensation plans								104,053					104,053		104,053
Purchases of Class A ordinary shares								78,973	(1,916,254)	(18,467)			(1,837,281)	(78,974)	(1,916,255)
Share-based compensation expense							543,264	41,380					584,644		584,644
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(1,149)		(45,979)					(45,979)	(2,816)	(48,795)
Issuances of Class A ordinary shares:
Employee share programs				9,369			(521,396)	855,513	170,579	4,272			504,696	21,296	525,992
Upon redemption of Accenture Holdings plc ordinary shares				669				3,180					3,180	(3,180)	—
Dividends							51,814				(1,423,993)		(1,372,179)	(65,959)	(1,438,138)
Other, net							5,006	(16,706)			2,134		(9,566)	16,785	7,219
Balance as of May 31, 2016	$57	40	$18	814,796	$1	22,186	$1,109,891	$5,537,224	$(13,218,075)	(192,291)	$15,090,815	$(1,392,606)	$7,127,325	$579,233	$7,706,558
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2016 and 2015
(In thousands of U.S. dollars)
(Unaudited)

	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,218,822	$2,485,664
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	535,637	472,160
Share-based compensation expense	584,644	531,691
Gain on sale of business	(553,577)	—
Deferred income taxes, net	(35,620)	(124,961)
Other, net	(45,985)	(244,399)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(429,085)	(68,144)
Unbilled services, current and non-current, net	(166,228)	(245,320)
Other current and non-current assets	(449,271)	(281,731)
Accounts payable	(61,342)	14,927
Deferred revenues, current and non-current	273,399	93,404
Accrued payroll and related benefits	(254,433)	181,678
Income taxes payable, current and non-current	(162,970)	(184,803)
Other current and non-current liabilities	65,685	(42,615)
Net cash provided by operating activities	2,519,676	2,587,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	2,860	2,734
Purchases of property and equipment	(336,500)	(246,980)
Purchases of businesses and investments, net of cash acquired	(832,548)	(442,202)
Proceeds from the sale of businesses and investments, net of cash transferred	618,310	10,553
Net cash used in investing activities	(547,878)	(675,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	525,992	496,339
Purchases of shares	(1,965,050)	(1,788,974)
Proceeds from long-term debt, net	586	484
Cash dividends paid	(1,438,138)	(1,353,471)
Excess tax benefits from share-based payment arrangements	81,765	69,185
Other, net	(13,950)	(17,500)
Net cash used in financing activities	(2,808,795)	(2,593,937)
Effect of exchange rate changes on cash and cash equivalents	(25,891)	(212,835)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(862,888)	(895,116)
CASH AND CASH EQUIVALENTS, beginning of period	4,360,766	4,921,305
CASH AND CASH EQUIVALENTS, end of period	$3,497,878	$4,026,189
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.
Allowances for Client Receivables and Unbilled Services
As of May 31, 2016 and August 31, 2015, total allowances recorded for client receivables and unbilled services were $70,508 and $70,165, respectively.
Accumulated Depreciation
As of May 31, 2016 and August 31, 2015, total accumulated depreciation was $1,784,921 and $1,648,968, respectively.
Income Taxes
The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
The Company’s effective tax rates for the three months ended May 31, 2016 and 2015 were 26.5% and 24.9%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2016 and 2015 were 22.3% and 25.3%, respectively. Absent the $553,577 gain on the Navitaire divestiture and related $58,278 in taxes recorded during the second quarter of fiscal 2016, the effective tax rate would have been 24.2% for the nine months ended May 31, 2016. Absent the $64,382 pension settlement charge and related $25,238 in taxes recorded during the third quarter of fiscal 2015, the effective tax rates would have been 25.7% and 25.6% for the three and nine months ended May 31, 2015, respectively. During the nine months ended May 31, 2016, the Company recorded benefits related to final determination of U.S. Federal taxes for fiscal 2012 of $99,212. During the nine months ended May 31, 2015, the Company concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested and recorded expenses of $239,528 associated with an increase in deferred tax liabilities, partially offset by benefits related to final determination of U.S. Federal taxes for fiscal years 2010 and 2011 of $169,829.
New Accounting Pronouncements
On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the cash flow statements. The ASU will be effective for the Company beginning September 1, 2017, including interim periods in its fiscal year 2018. The Company is in the process of determining whether to early adopt the standard, which is permitted, and assessing the impact of this ASU on its Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

On March 15, 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The ASU will be effective for the Company beginning September 1, 2017, including interim periods in its fiscal year 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU will be effective for the Company beginning September 1, 2019, including interim periods in its fiscal year 2020, and allows for a modified retrospective method upon adoption. The Company is assessing the impact of this ASU on its Consolidated Financial Statements.
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
On May 28, 2014, the FASB issued ASU No. 2014-09 (Accounting Standard Codification 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019, and allows for both retrospective and modified retrospective methods of adoption. The Company will adopt the guidance on September 1, 2018 and apply the modified retrospective method. The Company is assessing the impact of this ASU on its Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Basic Earnings per share
Net income attributable to Accenture plc	$897,247	$793,697	$3,042,666	$2,315,953
Basic weighted average Class A ordinary shares	623,725,913	625,969,418	625,563,431	627,523,298
Basic earnings per share	$1.44	$1.27	$4.86	$3.69
Diluted Earnings per share
Net income attributable to Accenture plc	$897,247	$793,697	$3,042,666	$2,315,953
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	42,574	46,283	145,529	137,972
Net income for diluted earnings per share calculation	$939,821	$839,980	$3,188,195	$2,453,925
Basic weighted average Class A ordinary shares	623,725,913	625,969,418	625,563,431	627,523,298
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	29,561,512	36,484,854	29,908,025	37,362,504
Diluted effect of employee compensation related to Class A ordinary shares	13,053,727	15,309,466	12,970,542	14,746,871
Diluted effect of share purchase plans related to Class A ordinary shares	62,171	62,030	83,908	86,510
Diluted weighted average Class A ordinary shares	666,403,323	677,825,768	668,525,906	679,719,183
Diluted earnings per share	$1.41	$1.24	$4.77	$3.61
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Foreign currency translation
Beginning balance	$(992,515)	$(667,596)	$(853,504)	$(324,596)
Foreign currency translation	92,038	(87,630)	(50,635)	(429,264)
Income tax (expense) benefit	(5,170)	(229)	(3,677)	2,962
Portion attributable to noncontrolling interests	(846)	(2,754)	1,323	(7,311)
Foreign currency translation, net of tax	86,022	(90,613)	(52,989)	(433,613)
Ending balance	(906,493)	(758,209)	(906,493)	(758,209)

Defined benefit plans
Beginning balance	(515,973)	(523,014)	(523,619)	(531,143)
Actuarial losses	—	(67,090)	—	(67,090)
Pension settlement	—	64,382	—	64,382
Reclassifications into net periodic pension and post-retirement expense (1)	6,633	7,863	19,838	21,172
Income tax expense	(820)	(1,828)	(6,014)	(6,530)
Portion attributable to noncontrolling interests	(256)	(171)	(621)	(649)
Defined benefit plans, net of tax	5,557	3,156	13,203	11,285
Ending balance	(510,416)	(519,858)	(510,416)	(519,858)

Cash flow hedges
Beginning balance	(11,486)	57,720	(33,288)	(16,209)
Unrealized gains (losses)	74,580	(42,442)	99,328	75,374
Reclassification adjustments into Cost of services	(9,607)	(8,736)	(5,628)	(13,458)
Income tax (expense) benefit	(26,554)	17,330	(32,437)	(17,491)
Portion attributable to noncontrolling interests	(1,709)	1,927	(2,751)	(2,417)
Cash flow hedges, net of tax	36,710	(31,921)	58,512	42,008
Ending balance (2)	25,224	25,799	25,224	25,799

Marketable securities
Beginning balance	(1,659)	—	(1,561)	—
Unrealized gains	1,264	—	1,094	—
Income tax expense	(491)	—	(424)	—
Portion attributable to noncontrolling interests	(35)	—	(30)	—
Marketable securities, net of tax	738	—	640	—
Ending balance	(921)	—	(921)	—

Accumulated other comprehensive loss	$(1,392,606)	$(1,252,268)	$(1,392,606)	$(1,252,268)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of May 31, 2016, $32,458 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS AND DIVESTITURE
Business Combinations
On October 20, 2015, the Company acquired Cloud Sherpas (through its holding company, Declarative Holdings, Inc.), a leader in cloud advisory and technology services, for approximately $409,424, net of cash acquired. This acquisition enhances the Company’s ability to provide clients with cloud strategy and technology consulting, as well as cloud application implementation, integration and management services, and resulted in approximately 1,100 employees joining the Company. In connection with this acquisition, the Company recorded goodwill of $387,934, which was allocated to all five reportable operating segments, and intangible assets of $66,522, primarily related to customer-related intangibles. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to seven years. The pro forma effects of this acquisition on the Company’s operations were not material.
During the nine months ended May 31, 2016, the Company completed other individually immaterial acquisitions for total consideration of $323,359, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
Divestiture
On January 26, 2016, the Company completed the sale of Navitaire LLC (“Navitaire”), a wholly owned subsidiary of the Company that provides technology and business solutions to the airline industry, to Amadeus IT Group, S.A. (“Amadeus”). Concurrent with the sale, the Company also entered into several arrangements to provide services to Amadeus, principally infrastructure outsourcing over the next five years. The Company received a total of $832,810, net of transaction costs and cash divested, of which $214,500 was recorded as deferred revenue attributable to arrangements to provide services to Amadeus. In connection with the sale of Navitaire, the Company recorded a gain of $553,577 (reported in “Gain on sale of business” in the Consolidated Income Statements) and recorded related income taxes of $58,278. Adjustments related to the completion of certain post-closing matters, including a true-up of divested working capital, may be recorded in subsequent periods. Approximately 600 Navitaire employees transferred to Amadeus as a part of this sale.
Joint Venture
On April 18, 2016, the Company announced an agreement with Apax Partners (“Apax”), a global private equity firm, to form a joint venture to accelerate the innovation of claims, billing and policy administration software for the insurance industry. As part of the joint venture, funds advised by Apax will acquire a 60% stake in the Company’s Duck Creek Technologies, with the Company retaining a 40% stake. The joint venture will operate as a new and independent company. The closing of the transaction is subject to the receipt of customary regulatory approvals.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2015	Additions/ Adjustments	Foreign Currency Translation	May 31, 2016
Communications, Media & Technology	$364,824	$150,527	$(4,807)	$510,544
Financial Services	713,430	159,044	(4,313)	868,161
Health & Public Service	588,893	130,583	(1,715)	717,761
Products	1,001,768	75,014	(9,750)	1,067,032
Resources	260,918	116,148	(2,417)	374,649
Total	$2,929,833	$631,316	$(23,002)	$3,538,147
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	May 31, 2016			August 31, 2015
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$523,286	$(155,462)	$367,824	$449,219	$(120,841)	$328,378
Technology	121,184	(60,871)	60,313	104,824	(44,988)	59,836
Patents	118,895	(58,104)	60,791	114,979	(54,064)	60,915
Other	32,700	(16,224)	16,476	31,480	(15,702)	15,778
Total	$796,065	$(290,661)	$505,404	$700,502	$(235,595)	$464,907
Total amortization related to the Company’s intangible assets was $30,335 and $87,699 for the three and nine months ended May 31, 2016, respectively. Total amortization related to the Company’s intangible assets was $23,164 and $70,742 for the three and nine months ended May 31, 2015, respectively. Estimated future amortization related to intangible assets held as of May 31, 2016 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2016	$28,747
2017	102,493
2018	88,808
2019	68,709
2020	60,140
Thereafter	156,507
Total	$505,404

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the nine months ended May 31, 2016 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 13, 2015	$1.10	October 16, 2015	$687,285	October 13, 2015	$33,391	$720,676
May 13, 2016	1.10	April 15, 2016	684,894	April 12, 2016	32,568	717,462
Total Dividends			$1,372,179		$65,959	$1,438,138
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2016 and 2015, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $16,242 and a net loss of $41,156 for the three and nine months ended May 31, 2016, respectively, and a net loss of $67,040 and $239,630 for the three and nine months ended May 31, 2015, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2016	August 31, 2015
Assets
Cash Flow Hedges
Other current assets	$47,354	$28,282
Other non-current assets	18,976	13,503
Other Derivatives
Other current assets	16,941	18,233
Total assets	$83,271	$60,018
Liabilities
Cash Flow Hedges
Other accrued liabilities	$14,896	$48,683
Other non-current liabilities	13,811	48,746
Other Derivatives
Other accrued liabilities	30,132	31,862
Total liabilities	$58,839	$129,291
Total fair value	$24,432	$(69,273)
Total notional value	$7,161,572	$6,363,110

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

	May 31, 2016	August 31, 2015
Net derivative assets	$52,930	$36,661
Net derivative liabilities	28,498	105,934
Total fair value	$24,432	$(69,273)
8. RETIREMENT AND PROFIT SHARING PLANS
On March 18, 2016, Accenture plc’s Board of Directors approved an amendment to terminate the Company’s U.S. pension plan, effective May 30, 2016, for all active and former employees who are no longer accruing benefits in the pension plan (approximately 16,200 people). The amendment also provides for the creation of a separate defined benefit plan with substantially the same terms for approximately 600 active employees who are currently eligible to accrue benefits. The U.S. pension plan is expected to be settled in 12 to 18 months from the termination effective date, subject to receipt of customary regulatory approvals.
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
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of May 31, 2016 and August 31, 2015, the Company has reflected the fair value of $68,351 and $79,023, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2016 and August 31, 2015, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $717,000 and $655,000, respectively, of which all but approximately $112,000 and $43,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies
As of May 31, 2016, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
10. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	May 31, 2016		May 31, 2015
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,707,707	$259,344	$1,613,478	$237,902
Financial Services	1,804,876	294,367	1,638,313	265,863
Health & Public Service	1,539,496	243,137	1,383,639	202,644
Products	2,158,070	346,165	1,883,200	255,162
Resources	1,220,809	162,930	1,247,851	171,948
Other	3,799	—	3,901	—
Total	$8,434,757	$1,305,943	$7,770,382	$1,133,519

	Nine Months Ended
	May 31, 2016		May 31, 2015
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$4,919,046	$749,729	$4,711,300	$628,320
Financial Services	5,234,821	847,686	4,944,075	791,606
Health & Public Service	4,445,627	625,510	4,071,998	568,277
Products	6,142,723	923,724	5,664,484	816,720
Resources	3,639,890	468,598	3,755,158	537,338
Other	11,378	—	12,411	—
Total	$24,393,485	$3,615,247	$23,159,426	$3,342,261

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
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2016 increased 9% in U.S. dollars and 10% in local currency compared to the third quarter of fiscal 2015. Net revenues for the nine months ended May 31, 2016 increased 5% in U.S. dollars and 11% in local currency compared to the nine months ended May 31, 2015. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. All of our operating groups achieved quarterly year-over-year revenue growth in local currency in the third quarter of fiscal 2016, with significant growth in Products, very strong growth in Health & Public Service and Financial Services, and strong growth in Communications, Media & Technology, while Resources experienced slight growth. Revenue growth in local currency was very strong in consulting and solid in outsourcing during the third quarter of fiscal 2016. While the business environment remained competitive, pricing was relatively stable and we saw improvement in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the third quarter of fiscal 2016 increased 12% in U.S. dollars and 14% in local currency compared to the third quarter of fiscal 2015. Net consulting revenues for the nine months ended May 31, 2016 increased 10% in U.S. dollars and 16% in local currency compared to the nine months ended May 31, 2015. We continue to experience growing demand for digital-related services and assisting clients with the adoption of new technologies. In addition, clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2015, we continued to provide a greater proportion of systems integration consulting through use of lower cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the third quarter of fiscal 2016 increased 4% in U.S. dollars and 6% in local currency compared to the third quarter of fiscal 2015. Net outsourcing revenues for the nine months ended May 31, 2016 were flat in U.S. dollars and increased 6% in local currency compared to the nine months ended May 31, 2015. We are experiencing growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2015, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2015, the U.S. dollar strengthened against many currencies during the three and nine months ended May 31, 2016, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% and 6% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2016, we estimate that our full fiscal 2016 revenue growth will be approximately 4% to 5% lower in U.S. dollars than in local currency.
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

Utilization for the third quarter of fiscal 2016 was 91%, up from 90% in both the second quarter of fiscal 2016 and third quarter of fiscal 2015. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 375,000 as of May 31, 2016, compared to approximately 336,000 as of May 31, 2015. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, primarily those delivered through our Global Delivery Network, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2016 was 15%, up from 13% in the second quarter of fiscal 2016 and flat with the third quarter of fiscal 2015. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases for fiscal 2016 became effective December 1, 2015. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2016 was 31.9%, compared with 32.5% for the third quarter of fiscal 2015. Gross margin for the nine months ended May 31, 2016 was 31.2%, compared with 31.5% for the nine months ended May 31, 2015. The reduction in gross margin for the third quarter and nine months ended May 31, 2016 was principally due to higher labor costs and higher costs associated with acquisition activity compared to the same periods in fiscal 2015.
Sales and marketing and general and administrative costs as a percentage of net revenues were 16.4% for both the third quarter of fiscal 2016 and the nine months ended May 31, 2016, compared with 17.1% for the third quarter of fiscal 2015 and 16.8% for the nine months ended May 31, 2015. We continuously monitor these costs and implement cost-management actions, as appropriate. For the nine months ended May 31, 2016 compared to the nine months ended May 31, 2015, sales and marketing costs as a percentage of net revenues decreased 30 basis points principally due to improved operational efficiency in our business development activities and general and administrative costs as a percentage of net revenues decreased 10 basis points.
Operating expenses in the third quarter of fiscal 2015 included a pension settlement charge of $64 million related to lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments.
Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2016 was 15.5%, compared with 14.6% for the third quarter of fiscal 2015. Operating margin for the nine months ended May 31, 2016 was 14.8%, compared with 14.4% for the nine months ended May 31, 2015. The pension settlement charge of $64 million recorded in the third quarter of fiscal 2015 decreased operating margin by 80 and 30 basis points for the third quarter and nine months ended May 31, 2015, respectively. Excluding the effect of the pension settlement charge, operating margin for the third quarter of fiscal 2015 and nine months ended May 31, 2015 would have been 15.4% and 14.7%, respectively.
During the second quarter of fiscal 2016, we recorded a $554 million pre-tax Gain on sale of business related to a divestiture of our Navitaire business. For additional information, see Note 4 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the third quarter of fiscal 2016 and nine months ended May 31, 2016 were 26.5% and 22.3%, respectively. The effective tax rates for the third quarter of fiscal 2015 and nine months ended May 31, 2015 were 24.9% and 25.3%, respectively. Absent the $554 million gain on the Navitaire divestiture and related $58 million in taxes recorded in the second quarter of fiscal 2016, our effective tax rate for the nine months ended May 31, 2016 would have been 24.2%. Absent the $64 million pension settlement charge and related $25 million in taxes recorded during the third quarter of fiscal 2015, our effective tax rates for the third quarter of fiscal 2015 and nine months ended May 31, 2015 would have been 25.7% and 25.6%, respectively. For additional information see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Diluted earnings per share were $1.41 for the third quarter of fiscal 2016, compared with $1.24 for the third quarter of fiscal 2015. Diluted earnings per share were $4.77 for the nine months ended May 31, 2016, compared with $3.61 for the nine months ended May 31, 2015. The Gain on sale of business, net of taxes, from the Navitaire divestiture recorded during the second quarter of fiscal 2016 increased diluted earnings per share by $0.74 during the nine months ended May 31, 2016. The pension settlement charge, net of taxes, recorded during the third quarter of fiscal 2015 decreased diluted earnings per share by $0.06 in both the third quarter of fiscal 2015 and nine months ended May 31, 2015. Excluding these impacts, diluted earnings per share would have been $1.30 for the third quarter of fiscal 2015 and $4.03 and $3.67 for the nine months ended May 31, 2016 and 2015, respectively.
We have presented Operating income, operating margin, effective tax rate and diluted earnings per share excluding the impacts of the fiscal 2016 Gain on sale of business from the Navitaire divestiture and the fiscal 2015 pension settlement charge, as we believe doing so facilitates understanding as to both the impacts of these items and our operating performance in comparison to the prior period.
New Bookings
New bookings for the third quarter of fiscal 2016 were $9.12 billion, with consulting bookings of $4.93 billion and outsourcing bookings of $4.19 billion. New bookings for the nine months ended May 31, 2016 were $26.40 billion, with consulting bookings of $14.35 billion and outsourcing bookings of $12.05 billion.

Results of Operations for the Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended
	May 31, 2016	May 31, 2015			May 31, 2016	May 31, 2015
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,708	$1,613	6%	8%	20%	21%
Financial Services	1,805	1,638	10	12	21	21
Health & Public Service	1,539	1,384	11	12	18	18
Products	2,158	1,883	15	16	26	24
Resources	1,221	1,248	(2)	1	15	16
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	8,435	7,770	9%	10%	100%	100%
Reimbursements	534	505	6
TOTAL REVENUES	$8,969	$8,275	8%
GEOGRAPHIC REGIONS
North America	$4,017	$3,644	10%	11%	48%	47%
Europe	2,946	2,653	11	12	35	34
Growth Markets	1,472	1,473	—	6	17	19
TOTAL NET REVENUES	$8,435	$7,770	9%	10%	100%	100%
TYPE OF WORK
Consulting	$4,621	$4,112	12%	14%	55%	53%
Outsourcing	3,813	3,658	4	6	45	47
TOTAL NET REVENUES	$8,435	$7,770	9%	10%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015:
Operating Groups

•
Communications, Media & Technology net revenues increased 8% in local currency. Consulting revenues reflected very strong growth, driven by Electronics & High Tech across all geographic regions and Media & Entertainment in North America and Europe. Outsourcing revenue growth was driven by Media & Entertainment and Electronics & High Tech in North America, partially offset by declines in Communications in Europe and North America.

•
Financial Services net revenues increased 12% in local currency. Consulting revenues reflected significant growth driven by Banking & Capital Markets in Europe and Insurance in North America. Outsourcing revenue growth was driven by Banking & Capital Markets in North America and Growth Markets.

•
Health & Public Service net revenues increased 12% in local currency. Consulting revenues reflected very strong growth, driven by both industry groups in North America and Growth Markets. Outsourcing revenues reflected very strong growth, driven by both industry groups in North America and Public Service in Growth Markets.

•
Products net revenues increased 16% in local currency. Consulting revenues reflected very significant growth, driven by growth across all industry groups and geographic regions. Outsourcing revenues reflected modest growth, driven by Industrial in Europe and Life Sciences in North America, partially offset by declines in Consumer Goods, Retail & Travel Services across all geographic regions, including the impact of the Navitaire divestiture.

•
Resources net revenues increased 1% in local currency. Outsourcing revenues reflected modest growth, led by Utilities across all geographic regions, partially offset by declines in Energy across all geographic regions. Consulting revenues reflected a slight decline, as growth in Utilities across all geographic regions was more than offset by declines in Chemicals & Natural Resources in all geographic regions and Energy in Growth Markets.

Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 12% in local currency, driven by the United Kingdom, Switzerland, Italy, Spain, Germany and France.

•	Growth Markets net revenues increased 6% in local currency, led by Japan, as well as China, India and Mexico.
Operating Expenses
Operating expenses for the third quarter of fiscal 2016 increased $522 million, or 7%, over the third quarter of fiscal 2015, and decreased as a percentage of revenues to 85.4% from 86.3% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2016 increased $492 million, or 7%, over the third quarter of fiscal 2015, and decreased as a percentage of net revenues to 84.5% from 85.4% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2016 increased $529 million, or 9%, over the third quarter of fiscal 2015, and increased as a percentage of revenues to 70.0% from 69.5% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2016 increased $500 million, or 10%, over the third quarter of fiscal 2015, and increased as a percentage of net revenues to 68.1% from 67.5% during this period. Gross margin for the third quarter of fiscal 2016 decreased to 31.9% from 32.5% during this period. The reduction in gross margin for the third quarter of fiscal 2016 was principally due to higher labor costs and higher costs associated with acquisition activity compared to the third quarter of fiscal 2015.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2016 increased $59 million, or 7%, over the third quarter of fiscal 2015, and decreased as a percentage of net revenues to 11.1% from 11.3% during this period. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2016 decreased $2 million, or 1%, from the third quarter of fiscal 2015, and decreased as a percentage of net revenues to 5.3% from 5.8% during this period. The decrease as a percentage of net revenues was due to strong revenue growth and costs remaining flat compared with the third quarter of fiscal 2015.
Pension Settlement Charge
We recorded a pension settlement charge of $64 million during the third quarter of fiscal 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments.

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2016 increased $172 million, or 15%, over the third quarter of fiscal 2015. During the third quarter of fiscal 2015, we recorded a pension settlement charge of $64 million, which decreased operating margin by 80 basis points. Excluding the effect of the fiscal 2015 pension settlement charge, operating margin for the third quarter of fiscal 2016 increased 10 basis points compared with the third quarter of fiscal 2015.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	May 31, 2016		May 31, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$259	15%	$238	15%
Financial Services	294	16	266	16
Health & Public Service	243	16	203	15
Products	346	16	255	14
Resources	163	13	172	14
Total	$1,306	15.5%	$1,134	14.6%

_______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Three Months Ended
	May 31, 2016		May 31, 2015
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income (Adjusted)	Operating Margin (Adjusted)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$259	15%	$238	$13	$250	16%	$9
Financial Services	294	16	266	13	279	17	15
Health & Public Service	243	16	203	12	214	15	29
Products	346	16	255	16	271	14	75
Resources	163	13	172	11	183	15	(20)
Total	$1,306	15.5%	$1,134	$64	$1,198	15.4%	$108
_______________
Amounts in table may not total due to rounding.

(1)	Represents pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the third quarter of fiscal 2016 was similar to that disclosed for Net revenue. In addition, during the third quarter of fiscal 2016, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015, exclusive of the pension settlement charge recorded in fiscal 2015:

•
Communications, Media & Technology operating income increased primarily due to consulting revenue growth and higher outsourcing contract profitability, partially offset by higher sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased primarily due to consulting revenue growth, partially offset by lower outsourcing contract profitability.

•	Health & Public Service operating income increased due to revenue growth and higher outsourcing contract profitability.

•
Products operating income increased due to very significant consulting revenue growth and lower sales and marketing costs as a percentage of net revenues, partially offset by lower outsourcing contract profitability.

•	Resources operating income decreased primarily due to lower outsourcing contract profitability, partially offset by lower sales and marketing costs as a percentage of net revenues.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2016 was 26.5%, compared with 24.9% for the third quarter of fiscal 2015. Absent the $64 million pension settlement charge and related $25 million in taxes recorded during the third quarter of fiscal 2015, the effective tax rate for the third quarter of fiscal 2015 would have been 25.7%. The effective tax rate for the third quarter of fiscal 2015 benefited from favorable changes in the geographic distribution of earnings, partially offset by expenses associated with an increase in deferred tax liabilities on undistributed U.S. earnings. For more information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the third quarter of fiscal 2016 decreased $3 million, or 6%, from the third quarter of fiscal 2015. The decrease was primarily due to a reduction in the Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling interest, partially offset by higher Net income of $100 million during the third quarter of fiscal 2016.
Earnings Per Share
Diluted earnings per share were $1.41 for the third quarter of fiscal 2016, compared with $1.24 for the third quarter of fiscal 2015. The $0.17 increase in our diluted earnings per share included the impact of the pension settlement charge, net of taxes, which decreased diluted earnings per share for the third quarter of fiscal 2015 by $0.06. Excluding this impact, diluted earnings per share for the third quarter of fiscal 2016 increased $0.11 compared with the third quarter of fiscal 2015, due to increases of $0.12 from higher revenues and operating results and $0.02 from lower weighted average shares outstanding. These increases were partially offset by decreases of $0.02 from a higher effective tax rate and $0.01 from higher non-operating expense. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Nine Months Ended May 31, 2016 Compared to the Nine Months Ended May 31, 2015
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended		Percent Increase(Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Nine Months Ended
	May 31, 2016	May 31, 2015			May 31, 2016	May 31, 2015
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$4,919	$4,711	4%	11%	20%	20%
Financial Services	5,235	4,944	6	12	22	21
Health & Public Service	4,446	4,072	9	12	18	18
Products	6,143	5,664	8	14	25	25
Resources	3,640	3,755	(3)	3	15	16
Other	11	12	n/m	n/m	—	—
TOTAL NET REVENUES	24,393	23,159	5%	11%	100%	100%
Reimbursements	1,439	1,390	3
TOTAL REVENUES	$25,832	$24,550	5%
GEOGRAPHIC REGIONS
North America	$11,571	$10,494	10%	11%	48%	45%
Europe	8,616	8,218	5	13	35	36
Growth Markets	4,207	4,447	(5)	7	17	19
TOTAL NET REVENUES	$24,393	$23,159	5%	11%	100%	100%
TYPE OF WORK
Consulting	$13,260	$12,044	10%	16%	54%	52%
Outsourcing	11,133	11,115	—	6	46	48
TOTAL NET REVENUES	$24,393	$23,159	5%	11%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2016 compared to the nine months ended May 31, 2015:
Operating Groups

•
Communications, Media & Technology net revenues increased 11% in local currency. Consulting revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications and Electronics & High Tech. Outsourcing revenue growth was driven by Media & Entertainment and Electronics & High Tech in North America, partially offset by a decline in Communications in North America.

•
Financial Services net revenues increased 12% in local currency. Consulting revenues reflected significant growth, driven by Banking & Capital Markets in Europe and Insurance across all geographic regions. Outsourcing revenues reflected modest growth, driven by both industry groups in Growth Markets and Banking & Capital Markets in North America.

•
Health & Public Service net revenues increased 12% in local currency. Consulting revenues reflected strong growth, driven by both industry groups in North America and Health in Growth Markets. Outsourcing revenues reflected very strong growth, driven by both industry groups in North America and Public Service in Growth Markets.

•
Products net revenues increased 14% in local currency. Consulting revenues reflected very significant growth, driven by growth across all industry groups and geographic regions. Outsourcing revenues reflected modest growth, driven by Industrial in Europe and Life Sciences in North America and Europe. These outsourcing increases were partially offset by declines in Consumer Goods, Retail & Travel Services across all geographic regions, including the impact of the Navitaire divestiture.

•
Resources net revenues increased 3% in local currency. Consulting revenues reflected modest growth, led by Utilities across all geographic regions as well as Chemicals & Natural Resources in Europe. These increases were partially offset by declines in Chemicals & Natural Resources in Growth Markets and North America and Energy in Europe and Growth Markets. Outsourcing revenues reflected slight growth, driven by Utilities across all geographic regions, partially offset by declines in Energy across all geographic regions.

Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 13% in local currency, driven by the United Kingdom, Italy, Spain, Switzerland, Germany and France.

•	Growth Markets net revenues increased 7% in local currency, led by Japan, as well as China, India and Mexico.
Operating Expenses
Operating expenses for the nine months ended May 31, 2016 increased $1,009 million, or 5%, over the nine months ended May 31, 2015, and decreased as a percentage of revenues to 86.0% from 86.4% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2016 increased $961 million, or 5%, over the nine months ended May 31, 2015, and decreased as a percentage of net revenues to 85.2% from 85.6% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2016 increased $965 million, or 6%, over the nine months ended May 31, 2015, and increased as a percentage of revenues to 70.5% from 70.2% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2016 increased $917 million, or 6%, over the nine months ended May 31, 2015, and increased as a percentage of net revenues to 68.8% from 68.5% during this period. Gross margin for the nine months ended May 31, 2016 decreased to 31.2% from 31.5% during this period. The reduction in gross margin for the nine months ended May 31, 2016 was principally due to higher labor costs and higher costs associated with acquisition activity compared to the nine months ended May 31, 2015.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2016 increased $59 million, or 2% over the nine months ended May 31, 2015, and decreased as a percentage of net revenues to 10.8% from 11.1% during this period. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2016 increased $49 million, or 4%, over the nine months ended May 31, 2015, and decreased as a percentage of net revenues to 5.6% from 5.7% during this period.
Pension Settlement Charge
We recorded a pension settlement charge of $64 million during the nine months ended May 31, 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments.

Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2016 increased $273 million, or 8%, over the nine months ended May 31, 2015. During the nine months ended May 31, 2015, we recorded a pension settlement charge of $64 million, which decreased operating margin by 30 basis points. Excluding the effect of the fiscal 2015 pension settlement charge, operating margin for the nine months ended May 31, 2016 increased 10 basis points compared with the nine months ended May 31, 2015.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended
	May 31, 2016		May 31, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$750	15%	$628	13%
Financial Services	848	16	792	16
Health & Public Service	626	14	568	14
Products	924	15	817	14
Resources	469	13	537	14
Total	$3,615	14.8%	$3,342	14.4%
_______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Nine Months Ended
	May 31, 2016		May 31, 2015
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income (Adjusted)	Operating Margin (Adjusted)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$750	15%	$628	$13	$641	14%	$109
Financial Services	848	16	792	13	805	16	43
Health & Public Service	626	14	568	12	580	14	46
Products	924	15	817	16	833	15	91
Resources	469	13	537	11	548	15	(80)
Total	$3,615	14.8%	$3,342	$64	$3,407	14.7%	$209
_______________
Amounts in table may not total due to rounding.

(1)	Represents pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the nine months ended May 31, 2016 was similar to that disclosed for Net revenue. In addition, during the nine months ended May 31, 2016, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for the nine months ended May 31, 2016 compared with the nine months ended May 31, 2015, exclusive of the pension settlement charge recorded in fiscal 2015:

•	Communications, Media & Technology operating income increased primarily due to higher contract profitability and consulting revenue growth.

•	Financial Services operating income increased primarily due to consulting revenue growth.

•	Health & Public Service operating income increased due to revenue growth and higher contract profitability.

•	Products operating income increased due to very significant consulting revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased primarily due to lower outsourcing contract profitability, partially offset by lower sales and marketing costs as a percentage of net revenues.
Gain on Sale of Business
We recorded a gain from the Navitaire divestiture of $554 million during the nine months ended May 31, 2016. For additional information, refer to Note 4 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2016 was 22.3%, compared with 25.3% for the nine months ended May 31, 2015. Absent the $554 million gain on the Navitaire divestiture and related $58 million in taxes recorded during the second quarter of fiscal 2016, the effective tax rate for the nine months ended May 31, 2016 would have been 24.2%. Absent the $64 million pension settlement charge and related $25 million in taxes recorded during the third quarter of fiscal 2015, the effective tax rate for the nine months ended May 31, 2015 would have been 25.6%. The effective tax rate for the nine months ended May 31, 2016 benefited from a final determination of U.S. Federal taxes for fiscal 2012. The effective tax rate for the nine months ended May 31, 2015 benefited from a final determination of U.S. Federal taxes for fiscal years 2010 and 2011. This was offset by expenses associated with an increase in deferred tax liabilities during the nine months ended May 31, 2015, when we concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested. For more information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2016 annual effective tax rate to be in the range of 24% to 25%. The effective tax rate for a quarter can vary outside of the range because of timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the nine months ended May 31, 2016 increased $6 million, or 4%, over the nine months ended May 31, 2015. The increase was due to higher Net income of $733 million, primarily driven by the Gain on sale of business from the Navitaire divestiture, partially offset by a reduction in the Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares average noncontrolling interest during the nine months ended May 31, 2016.
Earnings Per Share
Diluted earnings per share were $4.77 for the nine months ended May 31, 2016, compared with $3.61 for the nine months ended May 31, 2015. The $1.16 increase in our diluted earnings per share included both the impact of the Gain on sale of business, net of taxes, from the Navitaire divestiture, which increased diluted earnings per share for the nine months ended May 31, 2016 by $0.74 and the impact of the pension settlement charge, net of taxes, which decreased diluted earnings per share for the nine months ended May 31, 2015 by $0.06. Excluding these impacts, diluted earnings per share for the nine months ended May 31, 2016 increased $0.36 compared with the nine months ended May 31, 2015, due to increases of $0.23 from higher revenues and operating results, $0.08 from a lower effective tax rate and $0.06 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.01 from higher non-operating expense. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of May 31, 2016, Cash and cash equivalents was $3.5 billion, compared with $4.4 billion as of August 31, 2015.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
	May 31, 2016	May 31, 2015	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,520	$2,588	$(68)
Investing activities	(548)	(676)	128
Financing activities	(2,809)	(2,594)	(215)
Effect of exchange rate changes on cash and cash equivalents	(26)	(213)	187
Net decrease in cash and cash equivalents	$(863)	$(895)	$32
Operating activities: The year-over-year decrease in operating cash flow resulted from higher net income being more than offset by changes in operating assets and liabilities, including higher spending on certain compensation payments and lower collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: Cash used in investing activities decreased $128 million year-over-year, as higher spending on business acquisitions and property and equipment was more than offset by proceeds of $618 million from the Navitaire divestiture. For additional information, see Note 4 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $215 million increase in cash used in financing activities was primarily due to an increase in the net purchases of shares and an increase in cash dividends paid. For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2016, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	506	—
Local guaranteed and non-guaranteed lines of credit	142	—
Total	$1,648	$—
Under the borrowing facilities described above, we had an aggregate of $157 million of letters of credit outstanding as of May 31, 2016.

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
Our share purchase activity during the nine months ended May 31, 2016 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	15,547,489	$1,612	—	$—
Other share purchase programs	—	—	446,011	49
Other purchases (2)	2,919,134	304	—	—
Total	18,466,623	$1,916	446,011	$49

(1)
We conduct a publicly announced, open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the nine months ended May 31, 2016, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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
Other Share Redemptions
During the nine months ended May 31, 2016, we issued 669,434 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2016, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
New Accounting Pronouncements
On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the cash flow statements. The ASU will be effective for us beginning September 1, 2017, including interim periods in our fiscal year 2018. We are in the process of determining whether to early adopt the standard, which is permitted, and assessing the impact of this ASU on our Consolidated Financial Statements.
On March 15, 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The ASU will be effective for us beginning September 1, 2017, including interim periods in our fiscal year 2018. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU will be effective for us beginning September 1, 2019, including interim periods in our fiscal year 2020, and allows for a modified retrospective method upon adoption. We are assessing the impact of this ASU on our Consolidated Financial Statements.
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
On May 28, 2014, the FASB issued ASU No. 2014-09 (Accounting Standard Codification 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and allows for both retrospective and modified retrospective methods of adoption. We will adopt the guidance on September 1, 2018 and apply the modified retrospective method. We are assessing the impact of this ASU on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2016, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2015. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2015, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2015.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2016 — March 31, 2016
Class A ordinary shares	1,422,710	$106.96	1,397,387	$6,224
Class X ordinary shares	127,692	$0.0000225	—	—
April 1, 2016 — April 30, 2016
Class A ordinary shares	1,261,142	$114.42	1,247,675	$6,072
Class X ordinary shares	123,700	$0.0000225	—	—
May 1, 2016 — May 31, 2016
Class A ordinary shares	1,342,052	$116.00	1,227,798	$5,920
Class X ordinary shares	382,195	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,025,904	$112.31	3,872,860
Class X ordinary shares (5)	633,587	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2016, we purchased 3,872,860 Accenture plc Class A ordinary shares under this program for an aggregate price of $435 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2016, our aggregate available authorization for share purchases and redemptions was $5,920 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2016, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the third quarter of fiscal 2016, Accenture purchased 153,044 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2016. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
March 1, 2016 — March 31, 2016	63,004	$114.67	—	—
April 1, 2016 — April 30, 2016	76,140	$114.91	—	—
May 1, 2016 — May 31, 2016	86,140	$114.51	—	—
Total	225,284	$114.69	—	—
Accenture Canada Holdings Inc.
March 1, 2016 — March 31, 2016	—	$—	—	—
April 1, 2016 — April 30, 2016	2,600	$115.05	—	—
May 1, 2016 — May 31, 2016	—	$—	—	—
Total	2,600	$115.05	—	—
_______________

(1)
During the third quarter of fiscal 2016, we acquired a total of 225,284 Accenture Holdings plc ordinary shares and 2,600 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2016, we issued 289,892 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2016 (Unaudited) and August 31, 2015, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2016 and 2015, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the nine months ended May 31, 2016, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 23, 2016

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)