Form 10-Q
period 2016-11-30
Accenture plc
filed 2016-12-21
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 12, 2016 was 659,108,604 (which number includes 36,478,606 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 12, 2016 was 21,320,949.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2016 and August 31, 2016
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2016	August 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,077,058	$4,905,609
Short-term investments	2,511	2,875
Receivables from clients, net	4,298,605	4,072,180
Unbilled services, net	2,170,403	2,150,219
Other current assets	819,829	845,339
Total current assets	11,368,406	11,976,222
NON-CURRENT ASSETS:
Unbilled services, net	51,370	68,145
Investments	239,470	198,633
Property and equipment, net	928,900	956,542
Goodwill	4,008,760	3,609,437
Deferred contract costs	725,717	733,219
Deferred income taxes, net	2,079,881	2,077,312
Other non-current assets	1,041,237	989,494
Total non-current assets	9,075,335	8,632,782
TOTAL ASSETS	$20,443,741	$20,609,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,773	$2,773
Accounts payable	1,163,348	1,280,821
Deferred revenues	2,079,897	2,364,728
Accrued payroll and related benefits	4,461,239	4,040,751
Accrued consumption taxes	340,325	358,359
Income taxes payable	606,771	362,963
Other accrued liabilities	515,729	468,529
Total current liabilities	9,170,082	8,878,924
NON-CURRENT LIABILITIES:
Long-term debt	24,562	24,457
Deferred revenues	734,465	754,812
Retirement obligation	1,467,268	1,494,789
Deferred income taxes, net	48,606	111,020
Income taxes payable	664,434	850,709
Other non-current liabilities	300,173	304,917
Total non-current liabilities	3,239,508	3,540,704
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2016 and August 31, 2016	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 657,676,526 and 654,202,813 shares issued as of November 30, 2016 and August 31, 2016, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 21,320,949 and 21,917,155 shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively	—	—
Restricted share units	994,449	1,004,128
Additional paid-in capital	3,154,879	2,924,729
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2016 and August 31, 2016; Class A ordinary, 36,832,604 and 33,529,739 shares as of November 30, 2016 and August 31, 2016, respectively	(2,990,628)	(2,591,907)
Retained earnings	8,113,539	7,879,960
Accumulated other comprehensive loss	(1,855,218)	(1,661,720)
Total Accenture plc shareholders’ equity	7,417,093	7,555,262
Noncontrolling interests	617,058	634,114
Total shareholders’ equity	8,034,151	8,189,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,443,741	$20,609,004
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2016 and 2015
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2016	2015
REVENUES:
Revenues before reimbursements (“Net revenues”)	$8,515,517	$8,013,163
Reimbursements	490,086	452,821
Revenues	9,005,603	8,465,984
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,785,485	5,450,644
Reimbursable expenses	490,086	452,821
Cost of services	6,275,571	5,903,465
Sales and marketing	888,827	875,793
General and administrative costs	509,246	465,466
Total operating expenses	7,673,644	7,244,724
OPERATING INCOME	1,331,959	1,221,260
Interest income	8,297	7,126
Interest expense	(3,048)	(4,052)
Other income (expense), net	(6,087)	4,029
INCOME BEFORE INCOME TAXES	1,331,121	1,228,363
Provision for income taxes	271,372	359,682
NET INCOME	1,059,749	868,681
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(46,452)	(39,576)
Net income attributable to noncontrolling interests – other	(8,821)	(10,206)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,004,476	$818,899
Weighted average Class A ordinary shares:
Basic	621,569,764	626,463,124
Diluted	663,752,830	671,300,744
Earnings per Class A ordinary share:
Basic	$1.62	$1.31
Diluted	$1.58	$1.28
Cash dividends per share	$1.21	$1.10
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2016 and 2015
(In thousands of U.S. dollars)
(Unaudited)

	2016	2015
NET INCOME	$1,059,749	$868,681
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(190,691)	(114,379)
Defined benefit plans	11,432	4,101
Cash flow hedges	(14,503)	32,777
Marketable securities	264	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(193,498)	(77,501)
Other comprehensive income (loss) attributable to noncontrolling interests	(12,309)	1,310
COMPREHENSIVE INCOME	$853,942	$792,490

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$810,978	$741,398
Comprehensive income attributable to noncontrolling interests	42,964	51,092
COMPREHENSIVE INCOME	$853,942	$792,490
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2016
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2016	$57	40	$15	654,203	$—	21,917	$1,004,128	$2,924,729	$(2,591,907)	(33,570)	$7,879,960	$(1,661,720)	$7,555,262	$634,114	$8,189,376
Net income											1,004,476		1,004,476	55,273	1,059,749
Other comprehensive income (loss)												(193,498)	(193,498)	(12,309)	(205,807)
Purchases of Class A ordinary shares								21,989	(554,366)	(4,764)			(532,377)	(21,989)	(554,366)
Share-based compensation expense							135,998	13,798					149,796		149,796
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(596)		(32,809)					(32,809)	(760)	(33,569)
Issuances of Class A ordinary shares:
Employee share programs				3,070			(169,873)	218,620	155,645	1,461			204,392	8,319	212,711
Upon redemption of Accenture Holdings plc ordinary shares				403				2,510					2,510	(2,510)	—
Dividends							24,196				(774,333)		(750,137)	(34,990)	(785,127)
Other, net								6,042			3,436		9,478	(8,090)	1,388
Balance as of November 30, 2016	$57	40	$15	657,676	$—	21,321	$994,449	$3,154,879	$(2,990,628)	(36,873)	$8,113,539	$(1,855,218)	$7,417,093	$617,058	$8,034,151
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2016 and 2015
(In thousands of U.S. dollars)
(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,059,749	$868,681
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	187,433	181,882
Share-based compensation expense	149,796	129,183
Deferred income taxes, net	(86,013)	(19,850)
Other, net	(141,184)	(78,868)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(279,151)	(244,126)
Unbilled services, current and non-current, net	(64,113)	(135,917)
Other current and non-current assets	(71,564)	(224,933)
Accounts payable	(103,390)	(64,504)
Deferred revenues, current and non-current	(207,437)	(127,712)
Accrued payroll and related benefits	488,615	418,471
Income taxes payable, current and non-current	86,551	(122,926)
Other current and non-current liabilities	64,590	63,876
Net cash provided by (used in) operating activities	1,083,882	643,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,238	951
Purchases of property and equipment	(84,553)	(94,777)
Purchases of businesses and investments, net of cash acquired	(599,107)	(612,666)
Proceeds from the sale of businesses and investments, net of cash transferred	(7,200)	—
Net cash provided by (used in) investing activities	(689,622)	(706,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	212,711	182,285
Purchases of shares	(587,935)	(657,811)
Proceeds from (repayments of) long-term debt, net	138	219
Cash dividends paid	(785,127)	(720,676)
Other, net	(2,562)	(2)
Net cash provided by (used in) financing activities	(1,162,775)	(1,195,985)
Effect of exchange rate changes on cash and cash equivalents	(60,036)	(28,353)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(828,551)	(1,287,573)
CASH AND CASH EQUIVALENTS, beginning of period	4,905,609	4,360,766
CASH AND CASH EQUIVALENTS, end of period	$4,077,058	$3,073,193
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we,” the “Company” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 28, 2016.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2017.
Allowances for Client Receivables and Unbilled Services
As of November 30, 2016 and August 31, 2016, total allowances recorded for client receivables and unbilled services were $79,281 and $79,440, respectively.
Accumulated Depreciation
As of November 30, 2016 and August 31, 2016, total accumulated depreciation was $1,752,468 and $1,730,025, respectively.
Recently Adopted Accounting Pronouncement
On September 1, 2016, the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The standard clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s cash flows statement and provides an accounting policy election to account for forfeitures as they occur. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.
The primary impact of the adoption of the ASU on the Company’s Consolidated Financial Statements was the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which reduced income tax expense by $30,598 for the three months ended November 30, 2016. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to retrospectively apply the presentation requirements for cash flows related to excess tax benefits for all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $31,952 for the three months ended November 30, 2015. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s consolidated cash flows statements since these cash flows have historically been presented as a financing activity.
New Accounting Pronouncements
On October 24, 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. Under current guidance in U.S. GAAP, in the case of depreciable or amortizable assets, the income tax consequences are deferred at the time of the intra-entity transfer and recognized as the assets are depreciated or amortized. The ASU will be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019, and requires modified retrospective transition with a cumulative

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

catch-up adjustment to opening retained earnings in the period of adoption. The Company is assessing the impact of this ASU on its Consolidated Financial Statements.
On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019, and requires the retrospective method of adoption unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is assessing the impact of this ASU on its Consolidated Financial Statements.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	November 30, 2016	November 30, 2015
Basic Earnings per share
Net income attributable to Accenture plc	$1,004,476	$818,899
Basic weighted average Class A ordinary shares	621,569,764	626,463,124
Basic earnings per share	$1.62	$1.31
Diluted Earnings per share
Net income attributable to Accenture plc	$1,004,476	$818,899
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	46,452	39,576
Net income for diluted earnings per share calculation	$1,050,928	$858,475
Basic weighted average Class A ordinary shares	621,569,764	626,463,124
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	28,718,885	30,251,110
Diluted effect of employee compensation related to Class A ordinary shares	13,224,914	14,367,590
Diluted effect of share purchase plans related to Class A ordinary shares	239,267	218,920
Diluted weighted average Class A ordinary shares	663,752,830	671,300,744
Diluted earnings per share	$1.58	$1.28
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2016	November 30, 2015
Foreign currency translation
Beginning balance	$(919,963)	$(853,504)
Foreign currency translation	(203,725)	(113,463)
Income tax benefit (expense)	852	(1,372)
Portion attributable to noncontrolling interests	12,182	456
Foreign currency translation, net of tax	(190,691)	(114,379)
Ending balance	(1,110,654)	(967,883)

Defined benefit plans
Beginning balance	(809,504)	(523,619)
Reclassifications into net periodic pension and post-retirement expense (1)	17,824	6,633
Income tax benefit (expense)	(5,863)	(2,336)
Portion attributable to noncontrolling interests	(529)	(196)
Defined benefit plans, net of tax	11,432	4,101
Ending balance	(798,072)	(519,518)

Cash flow hedges
Beginning balance	68,011	(33,288)
Unrealized (loss) gain	(6,106)	48,347
Reclassification adjustments into Cost of services	(22,149)	1,450
Income tax benefit (expense)	13,081	(15,450)
Portion attributable to noncontrolling interests	671	(1,570)
Cash flow hedges, net of tax	(14,503)	32,777
Ending balance (2)	53,508	(511)

Marketable securities
Beginning balance	(264)	(1,561)
Unrealized gain	462	—
Income tax benefit (expense)	(183)	—
Portion attributable to noncontrolling interests	(15)	—
Marketable securities, net of tax	264	—
Ending balance	—	(1,561)

Accumulated other comprehensive loss	$(1,855,218)	$(1,489,473)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of November 30, 2016, $42,555 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS
During the three months ended November 30, 2016, the Company completed several individually immaterial acquisitions for total consideration of $540,219, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2016	Additions/ Adjustments	Foreign Currency Translation	November 30, 2016
Communications, Media & Technology	$546,566	$62,433	$(15,526)	$593,473
Financial Services	854,376	66,771	(8,756)	912,391
Health & Public Service	715,849	33,577	(2,119)	747,307
Products	1,112,991	263,802	(22,649)	1,354,144
Resources	379,655	28,987	(7,197)	401,445
Total	$3,609,437	$455,570	$(56,247)	$4,008,760
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	November 30, 2016			August 31, 2016
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$586,852	$(173,160)	$413,692	$532,753	$(159,774)	$372,979
Technology	98,949	(51,108)	47,841	100,363	(48,270)	52,093
Patents	120,335	(58,974)	61,361	118,906	(57,951)	60,955
Other	44,360	(15,962)	28,398	43,804	(19,680)	24,124
Total	$850,496	$(299,204)	$551,292	$795,826	$(285,675)	$510,151
Total amortization related to the Company’s intangible assets was $33,128 and $27,724 for the three months ended November 30, 2016 and 2015, respectively. Estimated future amortization related to intangible assets held as of November 30, 2016 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2017	$97,060
2018	102,146
2019	82,201
2020	72,253
2021	62,938
Thereafter	134,694
Total	$551,292

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the three months ended November 30, 2016 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2016	$1.21	October 21, 2016	$750,137	October 18, 2016	$34,990	$785,127
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2016 and 2015, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $138,094 and $72,977 for the three months ended November 30, 2016 and 2015, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2016	August 31, 2016
Assets
Cash Flow Hedges
Other current assets	$72,113	$71,955
Other non-current assets	51,743	45,683
Other Derivatives
Other current assets	7,385	11,965
Total assets	$131,241	$129,603
Liabilities
Cash Flow Hedges
Other accrued liabilities	$29,558	$10,820
Other non-current liabilities	20,996	5,547
Other Derivatives
Other accrued liabilities	72,815	17,407
Total liabilities	$123,369	$33,774
Total fair value	$7,872	$95,829
Total notional value	$7,629,568	$7,604,486
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

	November 30, 2016	August 31, 2016
Net derivative assets	$103,039	$114,785
Net derivative liabilities	95,167	18,956
Total fair value	$7,872	$95,829
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
The Company’s effective tax rates for the three months ended November 30, 2016 and 2015 were 20.4% and 29.3%, respectively. The lower effective tax rate for the three months ended November 30, 2016 was primarily due to higher benefits from adjustments to prior year taxes and recognition of excess tax benefits from share based payments as a result of the adoption of FASB ASU No. 2016-09. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements under Item 1, “Financial Statements.”
10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of November 30, 2016 and August 31, 2016, the Company has reflected the fair value of $52,703 and $54,221, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2016 and August 31, 2016, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $607,000 and $749,000, respectively, of which all but approximately $89,000 and $113,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2016, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, except as provided below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
On December 8, 2016, the Swiss Federal Tax Administration notified a subsidiary of Accenture that it has opened an investigation to examine the tax treatment of an August 2010 intercompany transfer of certain intellectual property. The tax treatment used in connection with the transfer was based on tax rulings we obtained from the relevant Swiss tax authorities and upon which we relied. The Swiss tax authorities have asserted that in connection with the transfer of the intellectual property, we underpaid income and withholding taxes. If the Swiss tax authorities were to prevail in this matter, taxes could be due, plus interest and possible penalties, which could be material. We strongly disagree with the assertions made and while we intend to cooperate with the Swiss tax authorities, we will vigorously defend our position.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	November 30, 2016		November 30, 2015
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,686,196	$257,844	$1,604,639	$247,873
Financial Services	1,809,769	319,489	1,745,216	322,785
Health & Public Service	1,500,774	199,227	1,423,867	172,578
Products	2,320,169	408,699	1,990,123	291,223
Resources	1,194,858	146,700	1,245,084	186,801
Other	3,751	—	4,234	—
Total	$8,515,517	$1,331,959	$8,013,163	$1,221,260

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2016, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2016.
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2017” means the 12-month period that will end on August 31, 2017. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•
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

•	Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

•	Our business could be materially adversely affected if we incur legal liability.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	We might not be successful at identifying, acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

•	Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

•	As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

•	Adverse changes to our relationships with key alliance partners or in the business of our key alliance partners could adversely affect our results of operations.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

•	Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

•	If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2016. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2017 increased 6% in U.S. dollars and 7% in local currency compared to the first quarter of fiscal 2016. Demand for our services and solutions continued to be strong, resulting in growth across most areas of our business. During the first quarter of fiscal 2017, revenue growth in local currency was significant in Products and solid in Financial Services and Health & Public Service. Communications, Media & Technology revenue growth in local currency was modest, while Resources had a slight decline. Revenue growth in local currency was strong in both outsourcing and consulting during the first quarter of fiscal 2017. While the business environment remained competitive, we continued to experience pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the first quarter of fiscal 2017 increased 6% in U.S. dollars and 7% in local currency compared to the first quarter of fiscal 2016. Consulting revenue growth in local currency in the first quarter of fiscal 2017 was led by very significant growth in Products, as well as solid growth in Financial Services, partially offset by a decline in Resources. We continue to experience growing demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for the first quarter of fiscal 2017 increased 7% in both U.S. dollars and local currency compared to the first quarter of fiscal 2016. Outsourcing revenue growth in local currency in the first quarter of fiscal 2017 was driven by strong growth in Health & Public Service, Products, Financial Services and Communications, Media & Technology, as well as modest growth in Resources. We continue to experience growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. The U.S. dollar strengthened against many currencies during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2017, we estimate that our full fiscal 2017 revenue growth will be approximately 2% lower in U.S. dollars than in local currency.
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
Utilization for the first quarter of fiscal 2017 was 92%, flat with the fourth quarter of fiscal 2016 and up from 90% in the first quarter of fiscal 2016. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 394,000 as of November 30, 2016, compared to approximately 373,000 as of November 30, 2015. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2017 was 12%, down from 16% in the fourth quarter of fiscal 2016 and 13% in the first quarter of fiscal 2016. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2017 was 32.1%, compared with 32.0% for the first quarter of fiscal 2016.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.4% for the first quarter of fiscal 2017 compared with 16.7% for the first quarter of fiscal 2016. We continuously monitor these costs and implement cost-management actions, as appropriate. For the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, Sales and marketing costs as a percentage of net revenues decreased 50 basis points principally due to improved operational efficiency in our business development activities, and General and administrative costs as a percentage of net revenues increased 20 basis points.
Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2017 was 15.6%, compared with 15.2% for the first quarter of fiscal 2016.
New Bookings
New bookings for the first quarter of fiscal 2017 were $8.32 billion, with consulting bookings of $4.88 billion and outsourcing bookings of $3.44 billion.

Results of Operations for the Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended
	November 30, 2016	November 30, 2015			November 30, 2016	November 30, 2015
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,686	$1,605	5%	4%	20%	20%
Financial Services	1,810	1,745	4	6	21	22
Health & Public Service	1,501	1,424	5	5	18	18
Products	2,320	1,990	17	17	27	25
Resources	1,195	1,245	(4)	(2)	14	15
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	8,516	8,013	6%	7%	100%	100%
Reimbursements	490	453	8
TOTAL REVENUES	$9,006	$8,466	6%
GEOGRAPHIC REGIONS
North America	$3,981	$3,763	6%	6%	47%	47%
Europe	2,942	2,885	2	7	34	36
Growth Markets	1,593	1,365	17	10	19	17
TOTAL NET REVENUES	$8,516	$8,013	6%	7%	100%	100%
TYPE OF WORK
Consulting	$4,593	$4,346	6%	7%	54%	54%
Outsourcing	3,922	3,667	7	7	46	46
TOTAL NET REVENUES	$8,516	$8,013	6%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016:
Operating Groups

•
Communications, Media & Technology net revenues increased 4% in local currency, driven by Media & Entertainment and Electronics & High Tech growth in both North America and Growth Markets. This growth was partially offset by a decline in Communications in Europe, as disruptions in the market continue to impact demand, and we expect this trend to continue in the near term.

•
Financial Services net revenues increased 6% in local currency, driven by growth in both industry groups in Europe. In Banking & Capital Markets, strong growth in Europe and Growth Markets was partially offset by a decline in North America.

•	Health & Public Service net revenues increased 5% in local currency, driven by Public Service in Growth Markets and Europe, as well as Health in North America.

•
Products net revenues increased 17% in local currency, driven by very strong growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Life Sciences in North America and Industrial in Europe.

•
Resources net revenues decreased 2% in local currency, as significant growth in Utilities in Europe and Growth Markets was more than offset by declines in Chemicals & Natural Resources and Energy across all geographic regions. We have experienced negative revenue growth in Chemicals & Natural Resources and Energy, principally due to continued challenging market conditions in these industries, and we expect this trend to continue in the near term.

Geographic Regions

•	North America net revenues increased 6% in local currency, driven by the United States.

•	Europe net revenues increased 7% in local currency, driven by the United Kingdom, Germany, Switzerland, Spain and Belgium.

•	Growth Markets net revenues increased 10% in local currency, led by Japan, as well as China and Australia.
Operating Expenses
Operating expenses for the first quarter of fiscal 2017 increased $429 million, or 6%, over the first quarter of fiscal 2016, and decreased as a percentage of revenues to 85.2% from 85.6% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2017 increased $392 million, or 6%, over the first quarter of fiscal 2016, and decreased as a percentage of net revenues to 84.4% from 84.8% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2017 increased $372 million, or 6%, over the first quarter of fiscal 2016, and remained flat as a percentage of revenues at 69.7% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2017 increased $335 million, or 6%, over the first quarter of fiscal 2016, and decreased as a percentage of net revenues to 67.9% from 68.0% during this period. Gross margin for the first quarter of fiscal 2017 increased to 32.1% from 32.0% during this period.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2017 increased $13 million, or 1%, over the first quarter of fiscal 2016, and decreased as a percentage of net revenues to 10.4% from 10.9% during this period. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2017 increased $44 million, or 9%, from the first quarter of fiscal 2016, and increased as a percentage of net revenues to 6.0% from 5.8% during this period.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2017 increased $111 million, or 9%, over the first quarter of fiscal 2016. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	November 30, 2016		November 30, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$258	15%	$248	15%	$10
Financial Services	319	18	323	18	$(3)
Health & Public Service	199	13	173	12	$27
Products	409	18	291	15	$117
Resources	147	12	187	15	$(40)
Total	$1,332	15.6%	$1,221	15.2%	$111

_______________
Amounts in table may not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the first quarter of fiscal 2017 was similar to that disclosed for Net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016:

•	Communications, Media & Technology operating income increased primarily due to higher outsourcing revenue growth.

•	Financial Services operating income decreased primarily due to lower outsourcing contract profitability.

•	Health & Public Service operating income increased due to higher consulting contract profitability and outsourcing revenue growth.

•	Products operating income increased due to significant revenue growth, higher consulting contract profitability and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to a decline in consulting revenue and lower contract profitability.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2017 was 20.4%, compared with 29.3% for the first quarter of fiscal 2016. The lower effective tax rate in the first quarter of fiscal 2017 was primarily due to higher benefits from adjustments to prior year taxes and recognition of excess tax benefits from share based payments as a result of the early adoption of ASU No. 2016-09. For more information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2017 annual effective tax rate to be in the range of 22% to 24%. The effective tax rate for a quarter can vary outside of the range because of the timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the first quarter of fiscal 2017 increased $5 million, or 11%, from the first quarter of fiscal 2016. The increase was due to higher Net income of $191 million during the first quarter of fiscal 2017.
Earnings Per Share
Diluted earnings per share increased $0.30 compared with the first quarter of fiscal 2016, due to increases of $0.18 from a lower effective tax rate, $0.11 from higher revenues and operating results and $0.02 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.01 from higher non-operating expense. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of November 30, 2016, Cash and cash equivalents was $4.1 billion, compared with $4.9 billion as of August 31, 2016.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
	November 30, 2016	November 30, 2015	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,084	$643	$441
Investing activities	(690)	(706)	17
Financing activities	(1,163)	(1,196)	33
Effect of exchange rate changes on cash and cash equivalents	(60)	(28)	(32)
Net increase (decrease) in cash and cash equivalents	$(829)	$(1,288)	$459
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities, including higher tax payments during the three months ended November 30, 2015 related to withholding taxes on undistributed earnings of the Company’s U.S. subsidiaries.
Investing activities: The $17 million decrease in cash used was due to decreased spending on business acquisitions and investments and property and equipment.
Financing activities: The $33 million decrease in cash used was primarily due to a decrease in the net purchases of shares, partially offset by an increase in cash dividends paid. For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2016, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	501	—
Local guaranteed and non-guaranteed lines of credit	157	—
Total	$1,658	$—
Under the borrowing facilities described above, we had an aggregate of $168 million of letters of credit outstanding as of November 30, 2016.

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
Our share purchase activity during the three months ended November 30, 2016 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	3,895,212	$453	—	$—
Other share purchase programs	—	—	285,288	34
Other purchases (2)	868,630	101	—	—
Total	4,763,842	$554	285,288	$34
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the three months ended November 30, 2016, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2017. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During the three months ended November 30, 2016, we issued 403,340 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2017, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Off-Balance Sheet Arrangements
In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Recently Adopted Accounting Pronouncement
On September 1, 2016, we early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The standard clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement and provides an accounting policy election to account for forfeitures as they occur. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.
The primary impact of the adoption of the ASU on our Consolidated Financial Statements was the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which reduced income tax expense by $31 million for the three months ended November 30, 2016. We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. We also elected to retrospectively apply the presentation requirements for cash flows related to excess tax benefits for all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $32 million for the three months ended November 30, 2015. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since these cash flows have historically been presented as a financing activity.
New Accounting Pronouncements
On October 24, 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. Under current guidance in U.S. GAAP, in the case of depreciable or amortizable assets, the income tax consequences are deferred at the time of the intra-entity transfer and recognized as the assets are depreciated or amortized. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We are assessing the impact of this ASU on our Consolidated Financial Statements.
On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and requires the retrospective method of adoption unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are assessing the impact of this ASU on our Consolidated Financial Statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended November 30, 2016, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2016, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2016. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2016 — September 30, 2016
Class A ordinary shares	1,694,784	$113.81	1,346,366	$5,324
Class X ordinary shares	—	$0.0000225	—	—
October 1, 2016 — October 31, 2016
Class A ordinary shares	1,704,895	$117.19	1,293,574	$5,066
Class X ordinary shares	307,548	$0.0000225	—	—
November 1, 2016 — November 30, 2016
Class A ordinary shares	1,364,163	$118.52	1,255,272	$4,899
Class X ordinary shares	288,658	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,763,842	$116.37	3,895,212
Class X ordinary shares (5)	596,206	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2017, we purchased 3,895,212 Accenture plc Class A ordinary shares under this program for an aggregate price of $453 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2016, our aggregate available authorization for share purchases and redemptions was $4,899 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2016, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the first quarter of fiscal 2017, Accenture purchased 868,630 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2017. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
September 1, 2016 — September 30, 2016	—	$—	—	—
October 1, 2016 — October 31, 2016	65,789	$117.95	—	—
November 1, 2016 — November 30, 2016	79,464	$119.20	—	—
Total	145,253	$118.64	—	—
Accenture Canada Holdings Inc.
September 1, 2016 — September 30, 2016	—	$—	—	—
October 1, 2016 — October 31, 2016	76,035	$115.98	—	—
November 1, 2016 — November 30, 2016	64,000	$117.47	—	—
Total	140,035	$116.66	—	—
_______________

(1)
During the first quarter of fiscal 2017, we acquired a total of 145,253 Accenture Holdings plc ordinary shares and 140,035 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2017, we issued 403,340 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2016 (Unaudited) and August 31, 2016, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2016 and 2015, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2016, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 21, 2016

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)