Form 10-Q
period 2017-05-31
Accenture plc
filed 2017-06-22
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	May 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 8, 2017 was 664,134,110 (which number includes 46,147,627 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 8, 2017 was 20,794,696.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
May 31, 2017 and August 31, 2016
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2017	August 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,382,208	$4,905,609
Short-term investments	2,639	2,875
Receivables from clients, net	4,474,415	4,072,180
Unbilled services, net	2,267,310	2,150,219
Other current assets	1,079,163	845,339
Total current assets	11,205,735	11,976,222
NON-CURRENT ASSETS:
Unbilled services, net	50,914	68,145
Investments	199,465	198,633
Property and equipment, net	1,041,006	956,542
Goodwill	4,610,996	3,609,437
Deferred contract costs	756,799	733,219
Deferred income taxes, net	2,103,664	2,077,312
Other non-current assets	1,167,013	989,494
Total non-current assets	9,929,857	8,632,782
TOTAL ASSETS	$21,135,592	$20,609,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,942	$2,773
Accounts payable	1,291,138	1,280,821
Deferred revenues	2,550,233	2,364,728
Accrued payroll and related benefits	3,613,189	4,040,751
Accrued consumption taxes	383,571	358,359
Income taxes payable	914,058	362,963
Other accrued liabilities	399,194	468,529
Total current liabilities	9,154,325	8,878,924
NON-CURRENT LIABILITIES:
Long-term debt	24,732	24,457
Deferred revenues	692,621	754,812
Retirement obligation	1,476,430	1,494,789
Deferred income taxes, net	64,976	111,020
Income taxes payable	525,196	850,709
Other non-current liabilities	320,652	304,917
Total non-current liabilities	3,104,607	3,540,704
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2017 and August 31, 2016	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 663,944,811 and 654,202,813 shares issued as of May 31, 2017 and August 31, 2016, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 20,794,696 and 21,917,155 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	—	—
Restricted share units	1,085,272	1,004,128
Additional paid-in capital	3,682,138	2,924,729
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2017 and August 31, 2016; Class A ordinary, 46,036,965 and 33,529,739 shares as of May 31, 2017 and August 31, 2016, respectively	(4,109,376)	(2,591,907)
Retained earnings	8,844,773	7,879,960
Accumulated other comprehensive loss	(1,335,523)	(1,661,720)
Total Accenture plc shareholders’ equity	8,167,356	7,555,262
Noncontrolling interests	709,304	634,114
Total shareholders’ equity	8,876,660	8,189,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,135,592	$20,609,004
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2017 and 2016
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
REVENUES:
Revenues before reimbursements (“Net revenues”)	$8,867,036	$8,434,757	$25,700,224	$24,393,485
Reimbursements	489,751	534,287	1,424,348	1,438,596
Revenues	9,356,787	8,969,044	27,124,572	25,832,081
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,957,405	5,745,205	17,556,405	16,771,598
Reimbursable expenses	489,751	534,287	1,424,348	1,438,596
Cost of services	6,447,156	6,279,492	18,980,753	18,210,194
Sales and marketing	986,228	933,770	2,746,544	2,639,895
General and administrative costs	548,175	449,839	1,551,435	1,366,745
Pension settlement charge	509,793	—	509,793	—
Total operating expenses	8,491,352	7,663,101	23,788,525	22,216,834
OPERATING INCOME	865,435	1,305,943	3,336,047	3,615,247
Interest income	8,549	7,679	25,574	21,532
Interest expense	(3,613)	(3,711)	(10,637)	(12,306)
Other income (expense), net	(4,213)	(16,207)	(22,846)	(33,391)
Gain (loss) on sale of businesses	8,242	—	(4,107)	553,577
INCOME BEFORE INCOME TAXES	874,400	1,293,704	3,324,031	4,144,659
Provision for income taxes	169,599	343,421	672,273	925,837
NET INCOME	704,801	950,283	2,651,758	3,218,822
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(23,024)	(42,574)	(107,437)	(145,529)
Net income attributable to noncontrolling interests – other	(12,309)	(10,462)	(31,625)	(30,627)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$669,468	$897,247	$2,512,696	$3,042,666
Weighted average Class A ordinary shares:
Basic	619,436,804	623,725,913	621,025,256	625,563,431
Diluted	658,770,425	666,403,323	661,130,306	668,525,906
Earnings per Class A ordinary share:
Basic	$1.08	$1.44	$4.05	$4.86
Diluted	$1.05	$1.41	$3.96	$4.77
Cash dividends per share	$1.21	$1.10	$2.42	$2.20
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2017 and 2016
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
NET INCOME	$704,801	$950,283	$2,651,758	$3,218,822
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	93,168	86,022	(14,751)	(52,989)
Defined benefit plans	277,764	5,557	282,299	13,203
Cash flow hedges	32,896	36,710	58,385	58,512
Marketable securities	—	738	264	640
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	403,828	129,027	326,197	19,366
Other comprehensive income (loss) attributable to noncontrolling interests	22,955	2,846	12,374	2,079
COMPREHENSIVE INCOME	$1,131,584	$1,082,156	$2,990,329	$3,240,267

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,073,296	$1,026,274	$2,838,893	$3,062,032
Comprehensive income attributable to noncontrolling interests	58,288	55,882	151,436	178,235
COMPREHENSIVE INCOME	$1,131,584	$1,082,156	$2,990,329	$3,240,267
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2017
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2016	$57	40	$15	654,203	$—	21,917	$1,004,128	$2,924,729	$(2,591,907)	(33,570)	$7,879,960	$(1,661,720)	$7,555,262	$634,114	$8,189,376
Net income											2,512,696		2,512,696	139,062	2,651,758
Other comprehensive income (loss)												326,197	326,197	12,374	338,571
Purchases of Class A ordinary shares								74,078	(1,922,500)	(16,298)			(1,848,422)	(74,078)	(1,922,500)
Share-based compensation expense							566,347	45,590					611,937		611,937
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(1,122)		(67,421)					(67,421)	(2,284)	(69,705)
Issuances of Class A ordinary shares:
Employee share programs				9,113			(537,626)	710,588	405,031	3,791			577,993	22,927	600,920
Upon redemption of Accenture Holdings plc ordinary shares				629				4,389					4,389	(4,389)	—
Dividends							52,423				(1,551,157)		(1,498,734)	(68,844)	(1,567,578)
Other, net								(9,815)			3,274		(6,541)	50,422	43,881
Balance as of May 31, 2017	$57	40	$15	663,945	$—	20,795	$1,085,272	$3,682,138	$(4,109,376)	(46,077)	$8,844,773	$(1,335,523)	$8,167,356	$709,304	$8,876,660
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2017 and 2016
(In thousands of U.S. dollars)
(Unaudited)

	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,651,758	$3,218,822
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	569,720	535,637
Share-based compensation expense	611,937	584,644
Pension settlement charge	460,908	—
(Gain) loss on sale of business	4,107	(553,577)
Deferred income taxes, net	(328,015)	(35,620)
Other, net	(29,752)	(45,985)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(240,703)	(429,085)
Unbilled services, current and non-current, net	2,489	(166,228)
Other current and non-current assets	(374,306)	(449,271)
Accounts payable	(29,697)	(61,342)
Deferred revenues, current and non-current	39,607	273,399
Accrued payroll and related benefits	(458,456)	(254,433)
Income taxes payable, current and non-current	217,034	(81,205)
Other current and non-current liabilities	(65,474)	65,685
Net cash provided by (used in) operating activities	3,031,157	2,601,441
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(324,773)	(336,500)
Purchases of businesses and investments, net of cash acquired	(1,241,500)	(832,548)
Proceeds from the sale of businesses and investments, net of cash transferred	(24,189)	618,310
Proceeds from sales of property and equipment	8,977	2,860
Net cash provided by (used in) investing activities	(1,581,485)	(547,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	600,920	525,992
Purchases of shares	(1,992,205)	(1,965,050)
Proceeds from (repayments of) long-term debt, net	515	586
Cash dividends paid	(1,567,578)	(1,438,138)
Other, net	(9,323)	(13,950)
Net cash provided by (used in) financing activities	(2,967,671)	(2,890,560)
Effect of exchange rate changes on cash and cash equivalents	(5,402)	(25,891)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,523,401)	(862,888)
CASH AND CASH EQUIVALENTS, beginning of period	4,905,609	4,360,766
CASH AND CASH EQUIVALENTS, end of period	$3,382,208	$3,497,878
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2017.
Allowances for Client Receivables and Unbilled Services
As of May 31, 2017 and August 31, 2016, total allowances recorded for client receivables and unbilled services were $73,903 and $79,440, respectively.
Accumulated Depreciation
As of May 31, 2017 and August 31, 2016, total accumulated depreciation was $1,915,058 and $1,730,025, respectively.
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
The primary impact of the adoption of the ASU on the Company’s Consolidated Financial Statements was the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which increased income tax expense by $2,574 and reduced income tax expense by $85,513 for the three and nine months ended May 31, 2017, respectively. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to retrospectively apply the presentation requirements for cash flows related to excess tax benefits for all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $81,765 for the nine months ended May 31, 2016. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s consolidated cash flows statements since these cash flows have historically been presented as a financing activity.

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
2016-02: Leases
The guidance amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose additional quantitative and qualitative information about leasing arrangements. The guidance requires a modified retrospective method upon adoption.
September 1, 2019
While the Company is continuing to assess the potential impact of this ASU, it currently believes the most significant impact relates to its accounting for office space operating leases.  The Company anticipates this ASU will have a material impact on its Consolidated Balance Sheets but will not have a material impact on its other Consolidated Financial Statements or footnotes.

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
September 1, 2018
The Company performed an initial assessment of the impact of the ASU and developed a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The project is on schedule for adoption on September 1, 2018 and the Company will apply the modified retrospective method. The Company expects revenue recognition across its portfolio of services to remain largely unchanged. However, the Company expects to recognize revenue earlier than it does under current guidance in a few areas, including accounting for variable fees and for certain consulting services, which will be recognized over time rather than at a point in time. While the Company has not finalized its assessment of the impact of the ASU, based on the analysis completed to date, the Company does not currently anticipate that the ASU will have a material impact on its Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Basic Earnings per share
Net income attributable to Accenture plc	$669,468	$897,247	$2,512,696	$3,042,666
Basic weighted average Class A ordinary shares	619,436,804	623,725,913	621,025,256	625,563,431
Basic earnings per share	$1.08	$1.44	$4.05	$4.86
Diluted Earnings per share
Net income attributable to Accenture plc	$669,468	$897,247	$2,512,696	$3,042,666
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	23,024	42,574	107,437	145,529
Net income for diluted earnings per share calculation	$692,492	$939,821	$2,620,133	$3,188,195
Basic weighted average Class A ordinary shares	619,436,804	623,725,913	621,025,256	625,563,431
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	27,926,781	29,561,512	28,274,559	29,908,025
Diluted effect of employee compensation related to Class A ordinary shares	11,329,345	13,053,727	11,721,416	12,970,542
Diluted effect of share purchase plans related to Class A ordinary shares	77,495	62,171	109,075	83,908
Diluted weighted average Class A ordinary shares	658,770,425	666,403,323	661,130,306	668,525,906
Diluted earnings per share	$1.05	$1.41	$3.96	$4.77
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Foreign currency translation
Beginning balance	$(1,027,882)	$(992,515)	$(919,963)	$(853,504)
Foreign currency translation	102,087	92,038	(17,389)	(50,635)
Income tax benefit (expense)	102	(5,170)	(293)	(3,677)
Portion attributable to noncontrolling interests	(9,021)	(846)	2,931	1,323
Foreign currency translation, net of tax	93,168	86,022	(14,751)	(52,989)
Ending balance	(934,714)	(906,493)	(934,714)	(906,493)

Defined benefit plans
Beginning balance	(804,969)	(515,973)	(809,504)	(523,619)
Actuarial losses	(48,885)	—	(48,885)	—
Pension settlement	509,793	—	509,793	—
Reclassifications into net periodic pension and post-retirement expense (1)	12,407	6,633	23,437	19,838
Income tax benefit (expense)	(183,086)	(820)	(189,376)	(6,014)
Portion attributable to noncontrolling interests	(12,465)	(256)	(12,670)	(621)
Defined benefit plans, net of tax	277,764	5,557	282,299	13,203
Ending balance	(527,205)	(510,416)	(527,205)	(510,416)

Cash flow hedges
Beginning balance	93,500	(11,486)	68,011	(33,288)
Unrealized gain (loss)	96,111	74,580	179,891	99,328
Reclassification adjustments into Cost of services	(38,446)	(9,607)	(85,914)	(5,628)
Income tax benefit (expense)	(23,300)	(26,554)	(32,972)	(32,437)
Portion attributable to noncontrolling interests	(1,469)	(1,709)	(2,620)	(2,751)
Cash flow hedges, net of tax	32,896	36,710	58,385	58,512
Ending balance (2)	126,396	25,224	126,396	25,224

Marketable securities
Beginning balance	—	(1,659)	(264)	(1,561)
Unrealized gain (loss)	—	1,264	462	1,094
Income tax benefit (expense)	—	(491)	(183)	(424)
Portion attributable to noncontrolling interests	—	(35)	(15)	(30)
Marketable securities, net of tax	—	738	264	640
Ending balance	—	(921)	—	(921)

Accumulated other comprehensive loss	$(1,335,523)	$(1,392,606)	$(1,335,523)	$(1,392,606)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of May 31, 2017, $116,176 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS
During the nine months ended May 31, 2017, the Company completed several individually immaterial acquisitions for total consideration of $1,192,165, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2016	Additions/ Adjustments	Foreign Currency Translation	May 31, 2017
Communications, Media & Technology	$546,566	$142,895	$(1,350)	$688,111
Financial Services	854,376	231,305	2,941	1,088,622
Health & Public Service	715,849	113,476	(19)	829,306
Products	1,112,991	466,103	(6,138)	1,572,956
Resources	379,655	53,351	(1,005)	432,001
Total	$3,609,437	$1,007,130	$(5,571)	$4,610,996
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	May 31, 2017			August 31, 2016
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$719,108	$(212,053)	$507,055	$532,753	$(159,774)	$372,979
Technology	107,320	(60,612)	46,708	100,363	(48,270)	52,093
Patents	122,868	(61,212)	61,656	118,906	(57,951)	60,955
Other	47,115	(19,782)	27,333	43,804	(19,680)	24,124
Total	$996,411	$(353,659)	$642,752	$795,826	$(285,675)	$510,151
Total amortization related to the Company’s intangible assets was $41,698 and $108,150 for the three and nine months ended May 31, 2017, respectively. Total amortization related to the Company’s intangible assets was $30,335 and $87,699 for the three and nine months ended May 31, 2016, respectively. Estimated future amortization related to intangible assets held as of May 31, 2017 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2017	$45,361
2018	129,543
2019	100,322
2020	87,324
2021	78,433
Thereafter	201,769
Total	$642,752

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the nine months ended May 31, 2017 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2016	$1.21	October 21, 2016	$750,137	October 18, 2016	$34,990	$785,127
May 15, 2017	$1.21	April 13, 2017	$748,597	April 10, 2017	$33,854	$782,451
Total Dividends			$1,498,734		$68,844	$1,567,578
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2017 and 2016, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $89,035 and a net loss of $29,279 for the three and nine months ended May 31, 2017, respectively, and a net gain of $16,242 and a net loss of $41,156 for the three and nine months ended May 31, 2016, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2017	August 31, 2016
Assets
Cash Flow Hedges
Other current assets	$131,964	$71,955
Other non-current assets	90,280	45,683
Other Derivatives
Other current assets	29,773	11,965
Total assets	$252,017	$129,603
Liabilities
Cash Flow Hedges
Other accrued liabilities	$15,788	$10,820
Other non-current liabilities	10,510	5,547
Other Derivatives
Other accrued liabilities	21,566	17,407
Total liabilities	$47,864	$33,774
Total fair value	$204,153	$95,829
Total notional value	$8,410,659	$7,604,486
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

	May 31, 2017	August 31, 2016
Net derivative assets	$216,548	$114,785
Net derivative liabilities	12,395	18,956
Total fair value	$204,153	$95,829
8. RETIREMENT AND PROFIT SHARING PLANS
On March 18, 2016, Accenture plc’s Board of Directors approved an amendment to terminate the Company’s U.S. pension plan, effective May 30, 2016, for all active and former employees who were no longer accruing benefits in the pension plan (approximately 16,200 people). The amendment also provided for the creation of a separate defined benefit plan with substantially the same terms for approximately 600 active employees who are currently eligible to accrue benefits.
In May 2017, the Company settled its U.S. pension plan obligations. Plan participants elected to receive either a lump-sum distribution or to transfer benefits to a third-party annuity provider. As a result of the settlement, the Company was relieved of any further obligation under its U.S. pension plan. During the three months ended May 31, 2017, the Company recorded a pension settlement charge of $509,793, and related income tax benefits of $198,219. The charge primarily consisted of unrecognized actuarial losses of $460,908 previously included in Accumulated other comprehensive loss. In connection with the settlement, the Company made a $118,500 cash contribution ($48,885 related to additional actuarial losses and $69,615 to fund previously recorded pension liabilities).

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
The Company’s effective tax rates for the three months ended May 31, 2017 and 2016 were 19.4% and 26.5%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2017 and 2016 were 20.2% and 22.3%, respectively. Absent the pension settlement charge (see Note 8 Retirement and Profit Sharing Plans) and related tax impact recorded during the three months ended May 31, 2017, the effective tax rates would have been 26.6% and 22.7% for the three and nine months ended May 31, 2017, respectively. Absent the gain on the Navitaire divestiture and related tax impact recorded during the second quarter of fiscal 2016, the effective tax rate would have been 24.2% for the nine months ended May 31, 2016. The effective tax rate for the nine months ended May 31, 2017 benefited from the final determination of prior year U.S. taxes and the recognition of excess tax benefits from share based payments as a result of the adoption of ASU No. 2016-09. This was partially offset by a net increase to prior year non-U.S. tax liabilities, primarily related to the Swiss tax matter more fully described below. The effective tax rate for the nine months ended May 31, 2016 also benefited from the final determination of prior year U.S. taxes.
As previously disclosed, on December 8, 2016, the Swiss Federal Tax Administration notified a subsidiary of Accenture that it had opened an investigation to examine the tax treatment of an August 2010 intercompany transfer of certain intellectual property. In June 2017, we resolved this matter with the Swiss tax authorities and, in connection with that resolution, agreed to an assessment of back taxes, which were paid in June. During the three and nine months ended May 31, 2017, we recorded income tax reserves with respect to this matter and do not expect additional charges in subsequent periods related to this resolution.
10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of May 31, 2017 and August 31, 2016, the Company has reflected the fair value of $50,662 and $54,221, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2017 and August 31, 2016, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $606,000 and $749,000, respectively, of which all but approximately $96,000 and $113,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies
As of May 31, 2017, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
See also Note 9 (Income Taxes) to these Consolidated Financial Statements under Item 1, “Financial Statements.”
11. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	May 31, 2017		May 31, 2016
	Net Revenues	Operating Income (1)	Net Revenues	Operating Income
Communications, Media & Technology	$1,754,657	$286,931	$1,707,707	$259,344
Financial Services	1,865,071	321,052	1,804,876	294,367
Health & Public Service	1,554,424	206,570	1,539,496	243,137
Products	2,429,140	402,558	2,158,070	346,165
Resources	1,245,875	158,117	1,220,809	162,930
Other	17,869	(509,793)	3,799	—
Total	$8,867,036	$865,435	$8,434,757	$1,305,943

	Nine Months Ended
	May 31, 2017		May 31, 2016
	Net Revenues	Operating Income (1)	Net Revenues	Operating Income
Communications, Media & Technology	$5,061,581	$759,513	$4,919,046	$749,729
Financial Services	5,444,451	908,705	5,234,821	847,686
Health & Public Service	4,566,762	594,912	4,445,627	625,510
Products	7,014,137	1,175,019	6,142,723	923,724
Resources	3,585,458	407,691	3,639,890	468,598
Other	27,835	(509,793)	11,378	—
Total	$25,700,224	$3,336,047	$24,393,485	$3,615,247
_______________

(1)	Other Operating Income represents the pension settlement charge related to the termination of the Company’s U.S. pension plan.

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
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2017 increased 5% in U.S. dollars and 7% in local currency compared to the third quarter of fiscal 2016. Net revenues for the nine months ended May 31, 2017 increased 5% in U.S. dollars and 7% in local currency compared to the nine months ended May 31, 2016. Demand for our services and solutions continued to be strong, resulting in growth across most areas of our business. During the third quarter of fiscal 2017, revenue growth in local currency was very strong in Products and strong in Financial Services, while there was modest growth in Resources, Communications, Media & Technology and Health & Public Service. We experienced strong growth in Growth Markets and Europe, while growth in North America continued to moderate. Revenue growth in local currency was strong in both outsourcing and consulting during the third quarter of fiscal 2017. While the business environment remained competitive, we continued to experience pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the third quarter of fiscal 2017 increased 4% in U.S. dollars and 6% in local currency compared to the third quarter of fiscal 2016. Net consulting revenues for the nine months ended May 31, 2017 increased 4% in U.S. dollars and 6% in local currency compared to the nine months ended May 31, 2016. Consulting revenue growth in local currency in the third quarter of fiscal 2017 was led by very strong growth in Products, as well as strong growth in Financial Services and modest growth in Resources and Communications, Media & Technology, while Health & Public Service had a slight decline. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for the third quarter of fiscal 2017 increased 6% in U.S. dollars and 7% in local currency compared to the third quarter of fiscal 2016. Net outsourcing revenues for the nine months ended May 31, 2017 increased 7% in U.S. dollars and 8% in local currency compared to the nine months ended May 31, 2016. Outsourcing revenue growth in local currency in the third quarter of fiscal 2017 was led by very strong growth in Products, as well as strong growth in Financial Services and solid growth in Communications, Media & Technology, Resources and Health & Public Service. We continue to experience growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2016, the U.S. dollar strengthened against many currencies during the three and nine months ended May 31, 2017, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% and 1% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2017, we estimate that our full fiscal 2017 revenue growth will be approximately 1% lower in U.S. dollars than in local currency.
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
Utilization for the third quarter of fiscal 2017 was 91%, in line with both the second quarter of fiscal 2017 and third quarter of fiscal 2016. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 411,000 as of May 31, 2017, compared to approximately 375,000 as of May 31, 2016. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2017 was 15%, up from 12% in the second quarter of fiscal 2017 and flat with the third quarter of fiscal 2016. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the third quarter of fiscal 2017 was 32.8%, compared with 31.9% for the third quarter of fiscal 2016. Gross margin for the nine months ended May 31, 2017 was 31.7%, compared with 31.2% for the nine months ended May 31, 2016. The increase in gross margin for the third quarter and nine months ended May 31, 2017 was principally due to lower payroll costs as a percentage of net revenues compared to the same periods in fiscal 2016.
Sales and marketing and General and administrative costs as a percentage of net revenues were 17.3% for the third quarter of fiscal 2017 and 16.7% for the nine months ended May 31, 2017, compared with 16.4% for both the third quarter and the nine months ended May 31, 2016. We continuously monitor these costs and implement cost-management actions, as appropriate. For the third quarter and nine months ended May 31, 2017 compared to the same periods in fiscal 2016, Sales and marketing costs as a percentage of net revenues were flat and decreased 10 basis points, respectively, and General and administrative costs as a percentage of net revenues increased 90 and 40 basis points, respectively, principally due to higher technology and facilities costs, as well as higher acquisition-related costs.
During the third quarter of fiscal 2017, we recorded a $510 million pension settlement charge and related $198 million reduction in taxes for the U.S. pension plan termination. For additional information, see Note 8 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2017 was 9.8%, compared with 15.5% in the third quarter of fiscal 2016. Operating margin for the nine months ended May 31, 2017 was 13.0%, compared with 14.8% for the nine months ended May 31, 2016. The pension settlement charge decreased operating margin by 570 and 200 basis points for the third quarter and nine months ended May 31, 2017, respectively. Excluding the effect of the pension settlement charge, operating margin for the third quarter of fiscal 2017 and nine months ended May 31, 2017 would have been 15.5% and 15.0%, respectively.
During the second quarter of fiscal 2016, we recorded a $554 million gain on sale of business and $58 million in taxes related to the divestiture of our Navitaire business.
The effective tax rates for the third quarter of fiscal 2017 and nine months ended May 31, 2017 were 19.4% and 20.2%, respectively. The effective tax rates for the third quarter of fiscal 2016 and nine months ended May 31, 2016 were 26.5% and 22.3%, respectively. Absent the pension settlement charge and related taxes, our effective tax rates for the third quarter of fiscal 2017 and nine months ended May 31, 2017 would have been 26.6% and 22.7%, respectively. Absent the gain on the Navitaire divestiture and related taxes, our effective tax rate for the nine months ended May 31, 2016 would have been 24.2%. For additional information see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Diluted earnings per share were $1.05 for the third quarter of fiscal 2017, compared with $1.41 for the third quarter of fiscal 2016. Diluted earnings per share were $3.96 for the nine months ended May 31, 2017, compared with $4.77 for the nine months ended May 31, 2016. The pension settlement charge, net of taxes, decreased diluted earnings per share by $0.47 in both the third quarter of fiscal 2017 and nine months ended May 31, 2017. The gain on sale of business, net of taxes, from the Navitaire divestiture increased diluted earnings per share by $0.74 during the nine months ended May 31, 2016. Excluding these impacts, diluted earnings per share would have been $1.52 for the third quarter of fiscal 2017 and $4.43 and $4.03 for the nine months ended May 31, 2017 and 2016, respectively.
We have presented operating income, operating margin, effective tax rate and diluted earnings per share excluding the impacts of the fiscal 2017 pension settlement charge and the fiscal 2016 gain on sale of business from the Navitaire divestiture, as we believe doing so facilitates understanding as to both the impacts of these items and our operating performance in comparison to the prior period.
New Bookings
New bookings for the third quarter of fiscal 2017 were $9.77 billion, with consulting bookings of $5.19 billion and outsourcing bookings of $4.58 billion. New bookings for the nine months ended May 31, 2017 were $27.28 billion, with consulting bookings of $14.70 billion and outsourcing bookings of $12.58 billion.

Results of Operations for the Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended
	May 31, 2017	May 31, 2016			May 31, 2017	May 31, 2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,755	$1,708	3%	4%	20%	20%
Financial Services	1,865	1,805	3	6	21	21
Health & Public Service	1,554	1,539	1	2	18	18
Products	2,429	2,158	13	15	27	26
Resources	1,246	1,221	2	4	14	15
Other	18	4	n/m	n/m	—	—
TOTAL NET REVENUES	8,867	8,435	5%	7%	100%	100%
Reimbursements	490	534	(8)
TOTAL REVENUES	$9,357	$8,969	4%
GEOGRAPHIC REGIONS
North America	$4,123	$4,017	3%	3%	47%	48%
Europe	3,043	2,946	3	9	34	35
Growth Markets	1,701	1,472	16	13	19	17
TOTAL NET REVENUES	$8,867	$8,435	5%	7%	100%	100%
TYPE OF WORK
Consulting	$4,820	$4,621	4%	6%	54%	55%
Outsourcing	4,047	3,813	6	7	46	45
TOTAL NET REVENUES	$8,867	$8,435	5%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
Effective December 1, 2016, we changed the structure of our Communications, Media & Technology operating group to reflect the continued convergence of the communications, media and entertainment industries, as well as the opportunity we are seeing in the software and platform sectors. The new structure includes the following industry groups: Communications & Media (Telecommunications, Cable, Broadcasting and Content & Publishing); Software & Platforms (Internet & Social and Software); and Electronics & High Tech (Network Equipment Providers, Aerospace & Defense, Consumer Technology, Semiconductor, Medical Equipment and Enterprise Markets). The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016:
Operating Groups

•
Communications, Media & Technology net revenues increased 4% in local currency, led by Software & Platforms in North America, as well as growth across all industry groups in Growth Markets. This growth was partially offset by a decline in Communications & Media in Europe, as disruptions in the market continue to impact demand, and we expect this trend to continue.

•	Financial Services net revenues increased 6% in local currency, driven by Banking & Capital Markets across all geographic regions.

•	Health & Public Service net revenues increased 2% in local currency, driven by Public Service in Europe and Growth Markets, partially offset by declines in Public Service and Health in North America.

•	Products net revenues increased 15% in local currency, driven by strong growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services.

•
Resources net revenues increased 4% in local currency, driven by growth in Utilities in Europe and Chemicals & Natural Resources across all geographic regions. This growth was partially offset by declines in Energy across all geographic regions.

Geographic Regions

•	North America net revenues increased 3% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by the United Kingdom, Germany and France.

•	Growth Markets net revenues increased 13% in local currency, led by Japan, as well as Australia and Singapore.
Operating Expenses
Operating expenses for the third quarter of fiscal 2017 increased $828 million, or 11%, over the third quarter of fiscal 2016, and increased as a percentage of revenues to 90.8% from 85.4% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2017 increased $873 million, or 12%, over the third quarter of fiscal 2016, and increased as a percentage of net revenues to 90.2% from 84.5%.
Cost of Services
Cost of services for the third quarter of fiscal 2017 increased $168 million, or 3%, over the third quarter of fiscal 2016, and decreased as a percentage of revenues to 68.9% from 70.0% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2017 increased $212 million, or 4%, over the third quarter of fiscal 2016, and decreased as a percentage of net revenues to 67.2% from 68.1% during this period. Gross margin for the third quarter of fiscal 2017 increased to 32.8% from 31.9% during this period. The increase in gross margin for the third quarter of fiscal 2017 was principally due to lower payroll costs as a percentage of net revenues, compared to the third quarter of fiscal 2016.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2017 increased $52 million, or 6%, over the third quarter of fiscal 2016, and remained flat as a percentage of net revenues at 11.1%.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2017 increased $98 million, or 22%, over the third quarter of fiscal 2016, and increased as a percentage of net revenues to 6.2% from 5.3% during this period. The increase as a percentage of net revenues was principally due to higher technology and facilities costs, as well as higher acquisition-related costs.
Pension Settlement Charge
We recorded a pension settlement charge of $510 million during the third quarter of fiscal 2017 as a result of the termination of our U.S. pension plan. For additional information, refer to Note 8 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements above under Item 1,“Financial Statements.”

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2017 decreased $441 million, or 34%, from the third quarter of fiscal 2016. The pension settlement charge decreased operating margin by 570 basis points. Excluding the effect of this charge, operating margin for the third quarter of fiscal 2017 remained flat compared to the third quarter of fiscal 2016.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	May 31, 2017		May 31, 2016
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$287	16%	$259	15%	$28
Financial Services	321	17	294	16	27
Health & Public Service	207	13	243	16	(37)
Products	403	17	346	16	56
Resources	158	13	163	13	(5)
Pension Settlement Charge (1)	(510)	—	—	—	(510)
Operating Income (GAAP)	$865	9.8%	$1,306	15.5%	$(441)
Pension Settlement Charge (1)	510		—		510
Adjusted Operating Income (non-GAAP)	$1,375	15.5%	$1,306	15.5%	$69

_______________
Amounts in table may not total due to rounding.

(1)	Represents the pension settlement charge related to the termination of our U.S. pension plan.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2017 was similar to that disclosed for net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016:

•	Communications, Media & Technology operating income increased primarily due to outsourcing revenue growth.

•	Financial Services operating income increased primarily due to consulting revenue growth.

•	Health & Public Service operating income decreased primarily due to lower outsourcing contract profitability and a decline in consulting revenues.

•	Products operating income increased due to strong revenue growth.

•	Resources operating income was relatively flat year-over-year.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2017 was 19.4%, compared with 26.5% for the third quarter of fiscal 2016. Absent the pension settlement charge and related tax impact, the tax rate for the third quarter of fiscal 2017 would have been 26.6%. The effective tax rate for the third quarter of fiscal 2017 benefited from adjustments to prior year U.S. tax liabilities. This was offset by a net increase to prior year non-U.S. tax liabilities, primarily related to the Swiss tax matter. For more information, see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.” Our provision for income taxes is based on many factors and subject to volatility year to year. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the third quarter of fiscal 2017 decreased $18 million, or 33%, from the third quarter of fiscal 2016. The decrease was due to lower net income of $245 million, primarily driven by the pension settlement charge recorded during the third quarter of fiscal 2017.

Earnings Per Share
Diluted earnings per share were $1.05 for the third quarter of fiscal 2017, compared with $1.41 for the third quarter of fiscal 2016. The $0.36 decrease in our diluted earnings per share included the impact of the pension settlement charge, net of taxes, which decreased diluted earnings per share for the third quarter of fiscal 2017 by $0.47. Excluding the impact of this charge, diluted earnings per share for the third quarter of fiscal 2017 increased $0.11 compared with the third quarter of fiscal 2016, due to an increase of $0.07 from higher revenues and operating results, $0.02 from higher non-operating income and $0.02 from lower weighted average shares outstanding. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Results of Operations for the Nine Months Ended May 31, 2017 Compared to the Nine Months Ended May 31, 2016
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended		Percent Increase(Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Nine Months Ended
	May 31, 2017	May 31, 2016			May 31, 2017	May 31, 2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$5,062	$4,919	3%	3%	20%	20%
Financial Services	5,444	5,235	4	7	21	22
Health & Public Service	4,567	4,446	3	3	18	18
Products	7,014	6,143	14	16	27	25
Resources	3,585	3,640	(1)	—	14	15
Other	28	11	n/m	n/m	—	—
TOTAL NET REVENUES	25,700	24,393	5%	7%	100%	100%
Reimbursements	1,424	1,439	(1)
TOTAL REVENUES	$27,125	$25,832	5%
GEOGRAPHIC REGIONS
North America	$12,060	$11,571	4%	4%	47%	48%
Europe	8,812	8,616	2	8	34	35
Growth Markets	4,829	4,207	15	11	19	17
TOTAL NET REVENUES	$25,700	$24,393	5%	7%	100%	100%
TYPE OF WORK
Consulting	$13,819	$13,260	4%	6%	54%	54%
Outsourcing	11,881	11,133	7	8	46	46
TOTAL NET REVENUES	$25,700	$24,393	5%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
Effective December 1, 2016, we changed the structure of our Communications, Media & Technology operating group to reflect the continued convergence of the communications, media and entertainment industries, as well as the opportunity we are seeing in the software and platform sectors. The new structure includes the following industry groups: Communications & Media (Telecommunications, Cable, Broadcasting and Content & Publishing); Software & Platforms (Internet & Social and Software); and Electronics & High Tech (Network Equipment Providers, Aerospace & Defense, Consumer Technology, Semiconductor, Medical Equipment and Enterprise Markets). The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2017 compared to the nine months ended May 31, 2016:

Operating Groups

•
Communications, Media & Technology net revenues increased 3% in local currency, led by Software & Platforms in North America, as well as growth across all industry groups in Growth Markets. This growth was partially offset by a decline in Communications & Media in Europe, as disruptions in the market continue to impact demand, and we expect this trend to continue.

•	Financial Services net revenues increased 7% in local currency, driven by growth in both industry groups in Europe and Banking & Capital Markets in Growth Markets.

•	Health & Public Service net revenues increased 3% in local currency, driven by Public Service in Growth Markets and Europe, partially offset by a decline in Public Service in North America.

•
Products net revenues increased 16% in local currency, driven by very strong growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Life Sciences in North America and Industrial in Europe.

•
Resources net revenues were flat in local currency, as growth in Utilities in Europe and Growth Markets was offset by declines in Energy across all geographic regions, as well as Chemicals & Natural Resources in North America and Europe.

Geographic Regions

•	North America net revenues increased 4% in local currency, driven by the United States.

•	Europe net revenues increased 8% in local currency, led by the United Kingdom and Germany, as well as Switzerland, France and Spain.

•	Growth Markets net revenues increased 11% in local currency, led by Japan, as well as Australia, China and Singapore.
Operating Expenses
Operating expenses for the nine months ended May 31, 2017 increased $1,572 million, or 7%, over the nine months ended May 31, 2016, and increased as a percentage of revenues to 87.7% from 86.0% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2017 increased $1,586 million, or 8%, over the nine months ended May 31, 2016, and increased as a percentage of net revenues to 87.0% from 85.2% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2017 increased $771 million, or 4%, over the nine months ended May 31, 2016, and decreased as a percentage of revenues to 70.0% from 70.5% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2017 increased $785 million, or 5%, over the nine months ended May 31, 2016, and decreased as a percentage of net revenues to 68.3% from 68.8% during this period. Gross margin for the nine months ended May 31, 2017 increased to 31.7% from 31.2% during this period. The increase in gross margin for the nine months ended May 31, 2017 was principally due to lower payroll costs as a percentage of net revenues, compared to the nine months ended May 31, 2016.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2017 increased $107 million, or 4%, over the nine months ended May 31, 2016, and decreased as a percentage of net revenues to 10.7% from 10.8% during this period.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2017 increased $185 million, or 14%, over the nine months ended May 31, 2016, and increased as a percentage of net revenues to 6.0% from 5.6% during this period. The increase as a percentage of net revenues was principally due to higher technology and facilities costs, as well as higher acquisition-related costs.

Pension Settlement Charge
We recorded a pension settlement charge of $510 million during the nine months ended May 31, 2017 as a result of the termination of our U.S. pension plan. For additional information, refer to Note 8 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements above under Item 1,“Financial Statements.”
Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2017 decreased $279 million, or 8%, from the nine months ended May 31, 2016. The pension settlement charge decreased operating margin by 200 basis points. Excluding the effect of this charge, operating margin for the nine months ended May 31, 2017 increased 20 basis points compared to the nine months ended May 31, 2016.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended
	May 31, 2017		May 31, 2016
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$760	15%	$750	15%	$10
Financial Services	909	17	848	16	61
Health & Public Service	595	13	626	14	(31)
Products	1,175	17	924	15	251
Resources	408	11	469	13	(61)
Pension Settlement Charge (1)	(510)	—	—	—	(510)
Operating Income (GAAP)	$3,336	13.0%	$3,615	14.8%	$(279)
Pension Settlement Charge (1)	510		—		510
Adjusted Operating Income (non-GAAP)	$3,846	15.0%	$3,615	14.8%	$231
_______________
Amounts in table may not total due to rounding.

(1)	Represents the pension settlement charge related to the termination of our U.S. pension plan.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2017 was similar to that disclosed for net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the nine months ended May 31, 2017, compared with the nine months ended May 31, 2016:

•	Communications, Media & Technology operating income was relatively flat year-over-year.

•	Financial Services operating income increased primarily due to revenue growth.

•	Health & Public Service operating income decreased primarily due to lower outsourcing contract profitability and a decline in consulting revenues.

•	Products operating income increased due to very strong revenue growth and higher consulting contract profitability.

•	Resources operating income decreased due to a decline in consulting revenue and lower consulting contract profitability.
Gain (Loss) on Sale of Businesses
We recorded a gain from the Navitaire divestiture of $554 million during the nine months ended May 31, 2016.

Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2017 was 20.2%, compared with 22.3% for the nine months ended May 31, 2016. Absent the pension settlement charge and related tax impact, the tax rate for the nine months ended May 31, 2017 would have been 22.7%. Absent the gain on the Navitaire divestiture and related tax impact, the effective tax rate for the nine months ended May 31, 2016 would have been 24.2%. The effective tax rate for the nine months ended May 31, 2017 benefited from the final determination of prior year U.S. taxes and the recognition of excess tax benefits from share based payments as a result of our adoption of ASU No. 2016-09. This was partially offset by a net increase to prior year non-U.S. tax liabilities, primarily related to the Swiss tax matter. For more information, see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.” The effective tax rate for the nine months ended May 31, 2016 also benefited from the final determination of prior year U.S. taxes.
Our provision for income taxes is based on many factors and subject to volatility year to year. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the nine months ended May 31, 2017 decreased $37 million, or 21%, from the nine months ended May 31, 2016. The decrease was due to lower net income of $567 million during the nine months ended May 31, 2017, primarily driven by the pension settlement charge recorded during the nine months ended May 31, 2017 as well as the gain on sale of business from the Navitaire divestiture recorded during the nine months ended May 31, 2016.
Earnings Per Share
Diluted earnings per share were $3.96 for the nine months ended May 31, 2017, compared with $4.77 for the nine months ended May 31, 2016. The $0.81 decrease in our diluted earnings per share included both the impact of the pension settlement charge, net of taxes, which decreased diluted earnings per share for the nine months ended May 31, 2017 by $0.47 and the impact of the gain on sale of business, net of taxes, from the Navitaire divestiture, which increased diluted earnings per share for the nine months ended May 31, 2016 by $0.74. Excluding these impacts, diluted earnings per share for the nine months ended May 31, 2017 increased $0.40 compared with the nine months ended May 31, 2016, due to increases of $0.26 from higher revenues and operating results, $0.08 from a lower effective tax rate, $0.05 from lower weighted average shares outstanding and $0.01 from higher non-operating income. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of May 31, 2017, Cash and cash equivalents was $3.4 billion, compared with $4.9 billion as of August 31, 2016.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
	May 31, 2017	May 31, 2016	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$3,031	$2,601	$430
Investing activities	(1,581)	(548)	(1,034)
Financing activities	(2,968)	(2,891)	(77)
Effect of exchange rate changes on cash and cash equivalents	(5)	(26)	20
Net increase (decrease) in cash and cash equivalents	$(1,523)	$(863)	$(661)
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was due to higher net income during the nine months ended May 31, 2017, excluding the impact of the pension settlement charge in fiscal 2017 and the gain on sale of business in fiscal 2016, as well as changes in operating assets and liabilities, including higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) during fiscal 2017.
Investing activities: Cash used in investing activities increased $1,034 million due to higher spending on business acquisitions and investments in fiscal 2017. In fiscal 2016, spending on business acquisitions and investments was partially offset by proceeds from the Navitaire divestiture. For additional information, see Note 4 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $77 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by a decrease in purchases of common shares (net). For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of May 31, 2017, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	501	—
Local guaranteed and non-guaranteed lines of credit	221	—
Total	$1,722	$—
Under the borrowing facilities described above, we had an aggregate of $192 million of letters of credit outstanding as of May 31, 2017.
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
Our share purchase activity during the nine months ended May 31, 2017 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	13,680,540	$1,616	—	$—
Other share purchase programs	—	—	590,956	70
Other purchases (2)	2,617,377	306	—	—
Total	16,297,917	$1,922	590,956	$70
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the nine months ended May 31, 2017, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

Other Share Redemptions
During the nine months ended May 31, 2017, we issued 628,549 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allows us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2017, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Recently Adopted and New Accounting Pronouncements
See Note 1 (Basis of Presentation) to these Consolidated Financial Statements under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2017, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2016, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2017 — March 31, 2017
Class A ordinary shares	1,382,103	$122.87	1,371,131	$4,101
Class X ordinary shares	31,859	$0.0000225	—	—
April 1, 2017 — April 30, 2017
Class A ordinary shares	1,753,664	$117.74	1,744,847	$3,892
Class X ordinary shares	47,778	$0.0000225	—	—
May 1, 2017 — May 31, 2017
Class A ordinary shares	1,615,662	$121.50	1,493,533	$3,700
Class X ordinary shares	124,868	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,751,429	$120.51	4,609,511
Class X ordinary shares (5)	204,505	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2017, we purchased 4,609,511 Accenture plc Class A ordinary shares under this program for an aggregate price of $555 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2017, our aggregate available authorization for share purchases and redemptions was $3,700 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2017, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the third quarter of fiscal 2017, Accenture purchased 141,918 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2017. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
March 1, 2017 — March 31, 2017	16,189	$119.28	—	—
April 1, 2017 — April 30, 2017	30,015	$118.42	—	—
May 1, 2017 — May 31, 2017	82,204	$121.01	—	—
Total	128,408	$120.19	—	—
Accenture Canada Holdings Inc.
March 1, 2017 — March 31, 2017	—	$—	—	—
April 1, 2017 — April 30, 2017	—	$—	—	—
May 1, 2017 — May 31, 2017	4,865	$120.94	—	—
Total	4,865	$120.94	—	—
_______________

(1)
During the third quarter of fiscal 2017, we acquired a total of 128,408 Accenture Holdings plc ordinary shares and 4,865 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2017, we issued 137,200 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2017 (Unaudited) and August 31, 2016, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2017 and 2016, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the nine months ended May 31, 2017, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 22, 2017

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)