Form 10-Q
period 2018-02-28
Accenture plc
filed 2018-03-22
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	February 28, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 14, 2018 was 672,353,051 (which number includes 29,265,823 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 14, 2018 was 664,761.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
February 28, 2018 and August 31, 2017
(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2018	August 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,595,079	$4,126,860
Short-term investments	3,418	3,011
Receivables from clients, net	5,030,698	4,569,214
Unbilled services, net	2,480,603	2,316,043
Other current assets	1,175,150	1,082,161
Total current assets	12,284,948	12,097,289
NON-CURRENT ASSETS:
Unbilled services, net	35,786	40,938
Investments	218,509	211,610
Property and equipment, net	1,196,195	1,140,598
Goodwill	5,286,197	5,002,352
Deferred contract costs	753,910	755,871
Deferred income taxes, net	2,125,608	2,214,901
Other non-current assets	1,231,826	1,226,331
Total non-current assets	10,848,031	10,592,601
TOTAL ASSETS	$23,132,979	$22,689,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,914	$2,907
Accounts payable	1,367,464	1,525,065
Deferred revenues	2,930,645	2,669,520
Accrued payroll and related benefits	3,570,698	4,060,364
Accrued consumption taxes	397,238	383,391
Income taxes payable	602,950	708,485
Other accrued liabilities	496,003	474,547
Total current liabilities	9,367,912	9,824,279
NON-CURRENT LIABILITIES:
Long-term debt	25,923	22,163
Deferred revenues	656,638	663,248
Retirement obligation	1,446,277	1,408,759
Deferred income taxes, net	126,056	137,098
Income taxes payable	682,162	574,780
Other non-current liabilities	389,585	349,363
Total non-current liabilities	3,326,641	3,155,411
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2018 and August 31, 2017	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 646,633,971 and 638,965,789 shares issued as of February 28, 2018 and August 31, 2017, respectively	14	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 19,718,762 and 20,531,383 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	—	—
Restricted share units	884,982	1,095,026
Additional paid-in capital	4,266,838	3,516,399
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2018 and August 31, 2017; Class A ordinary, 28,872,914 and 23,408,811 shares as of February 28, 2018 and August 31, 2017, respectively	(2,552,028)	(1,649,090)
Retained earnings	8,149,090	7,081,855
Accumulated other comprehensive loss	(1,066,266)	(1,094,784)
Total Accenture plc shareholders’ equity	9,682,687	8,949,477
Noncontrolling interests	755,739	760,723
Total shareholders’ equity	10,438,426	9,710,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,132,979	$22,689,890

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2018 and 2017
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
REVENUES:
Revenues before reimbursements (“Net revenues”)	$9,585,442	$8,317,671	$19,108,664	$16,833,188
Reimbursements	482,390	444,511	1,013,661	934,597
Revenues	10,067,832	8,762,182	20,122,325	17,767,785
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	6,737,048	5,813,515	13,208,010	11,599,000
Reimbursable expenses	482,390	444,511	1,013,661	934,597
Cost of services	7,219,438	6,258,026	14,221,671	12,533,597
Sales and marketing	999,389	871,489	2,001,178	1,760,316
General and administrative costs	566,241	494,014	1,130,832	1,003,260
Total operating expenses	8,785,068	7,623,529	17,353,681	15,297,173
OPERATING INCOME	1,282,764	1,138,653	2,768,644	2,470,612
Interest income	9,459	8,728	20,895	17,025
Interest expense	(3,840)	(3,976)	(8,547)	(7,024)
Other income (expense), net	(43,586)	(12,546)	(42,071)	(18,633)
Gain (loss) on sale of businesses	—	(12,349)	—	(12,349)
INCOME BEFORE INCOME TAXES	1,244,797	1,118,510	2,738,921	2,449,631
Provision for income taxes	325,257	231,302	630,839	502,674
NET INCOME	919,540	887,208	2,108,082	1,946,957
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(37,401)	(37,961)	(86,534)	(84,413)
Net income attributable to noncontrolling interests – other	(18,436)	(10,495)	(34,185)	(19,316)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$863,703	$838,752	$1,987,363	$1,843,228
Weighted average Class A ordinary shares:
Basic	617,854,667	621,999,948	616,838,561	621,787,252
Diluted	656,118,796	661,079,375	656,381,177	662,446,680
Earnings per Class A ordinary share:
Basic	$1.40	$1.35	$3.22	$2.96
Diluted	$1.37	$1.33	$3.16	$2.91
Cash dividends per share	$—	$—	$1.33	$1.21
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 28, 2018 and 2017
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
NET INCOME	$919,540	$887,208	$2,108,082	$1,946,957
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	121,623	82,772	94,291	(107,919)
Defined benefit plans	7,889	(6,897)	14,119	4,535
Cash flow hedges	(63,727)	39,992	(80,994)	25,489
Marketable securities	1,102	—	1,102	264
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	66,887	115,867	28,518	(77,631)
Other comprehensive income (loss) attributable to noncontrolling interests	9,100	1,728	6,266	(10,581)
COMPREHENSIVE INCOME	$995,527	$1,004,803	$2,142,866	$1,858,745

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$930,590	$954,619	$2,015,881	$1,765,597
Comprehensive income attributable to noncontrolling interests	64,937	50,184	126,985	93,148
COMPREHENSIVE INCOME	$995,527	$1,004,803	$2,142,866	$1,858,745

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 28, 2018
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2017	$57	40	$14	638,966	$—	20,531	$1,095,026	$3,516,399	$(1,649,090)	(23,449)	$7,081,855	$(1,094,784)	$8,949,477	$760,723	$9,710,200
Net income											1,987,363		1,987,363	120,719	2,108,082
Other comprehensive income (loss)												28,518	28,518	6,266	34,784
Purchases of Class A ordinary shares								48,064	(1,284,241)	(8,650)			(1,236,177)	(48,064)	(1,284,241)
Share-based compensation expense							476,980	28,946					505,926		505,926
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(812)		(78,006)					(78,006)	(4,838)	(82,844)
Issuances of Class A ordinary shares:
Employee share programs				7,316			(713,863)	770,228	381,303	3,186	(68,656)		369,012	14,213	383,225
Upon redemption of Accenture Holdings plc ordinary shares				352				3,741					3,741	(3,741)	—
Dividends							26,839				(844,080)		(817,241)	(36,373)	(853,614)
Other, net								(22,534)			(7,392)		(29,926)	(53,166)	(83,092)
Balance as of February 28, 2018	$57	40	$14	646,634	$—	19,719	$884,982	$4,266,838	$(2,552,028)	(28,913)	$8,149,090	$(1,066,266)	$9,682,687	$755,739	$10,438,426
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2018 and 2017
(In thousands of U.S. dollars)
(Unaudited)

	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,108,082	$1,946,957
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	453,297	375,240
Share-based compensation expense	505,926	402,323
(Gain) loss on sale of business	—	12,349
Deferred income taxes, net	58,562	(60,273)
Other, net	61,615	(124,788)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(372,392)	(362,416)
Unbilled services, current and non-current, net	(95,070)	58,006
Other current and non-current assets	(287,588)	(263,458)
Accounts payable	(179,438)	(73,976)
Deferred revenues, current and non-current	139,545	110,105
Accrued payroll and related benefits	(543,604)	(716,926)
Income taxes payable, current and non-current	(27,485)	(2,658)
Other current and non-current liabilities	108,445	(61,900)
Net cash provided by (used in) operating activities	1,929,895	1,238,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(266,248)	(188,962)
Purchases of businesses and investments, net of cash acquired	(344,104)	(829,198)
Proceeds from sales of businesses and investments, net of cash transferred	(398)	(22,921)
Proceeds from sales of property and equipment	6,115	7,293
Net cash provided by (used in) investing activities	(604,635)	(1,033,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	383,225	350,901
Purchases of shares	(1,367,085)	(1,403,583)
Proceeds from (repayments of) long-term debt, net	264	361
Cash dividends paid	(853,614)	(785,127)
Other, net	(45,014)	(6,647)
Net cash provided by (used in) financing activities	(1,882,224)	(1,844,095)
Effect of exchange rate changes on cash and cash equivalents	25,183	(27,449)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(531,781)	(1,666,747)
CASH AND CASH EQUIVALENTS, beginning of period	4,126,860	4,905,609
CASH AND CASH EQUIVALENTS, end of period	$3,595,079	$3,238,862
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$666,387	$610,544
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2018.
Allowances for Client Receivables and Unbilled Services
As of February 28, 2018 and August 31, 2017, total allowances recorded for client receivables and unbilled services were $52,236 and $74,450, respectively.
Depreciation and Amortization
Depreciation expense was $107,445 and $213,596 for the three and six months ended February 28, 2018, respectively, and $84,639 and $169,659 for the three and six months ended February 28, 2017, respectively. As of February 28, 2018 and August 31, 2017, total accumulated depreciation was $2,042,405 and $1,912,146, respectively. Deferred transition amortization expense was $71,288 and $153,142 for the three and six months ended February 28, 2018, respectively, and $69,844 and $139,129 for the three and six months ended February 28, 2017, respectively. See Note 5 (Goodwill and Intangible Assets) for intangible asset amortization balances.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

New Accounting Pronouncements
The following standards, issued by the Financial Accounting Standards Board (“FASB”), will, or are expected to, result in a change in practice and/or have a financial impact to our Consolidated Financial Statements:

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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Basic Earnings per share
Net income attributable to Accenture plc	$863,703	$838,752	$1,987,363	$1,843,228
Basic weighted average Class A ordinary shares	617,854,667	621,999,948	616,838,561	621,787,252
Basic earnings per share	$1.40	$1.35	$3.22	$2.96
Diluted Earnings per share
Net income attributable to Accenture plc	$863,703	$838,752	$1,987,363	$1,843,228
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	37,401	37,961	86,534	84,413
Net income for diluted earnings per share calculation	$901,104	$876,713	$2,073,897	$1,927,641
Basic weighted average Class A ordinary shares	617,854,667	621,999,948	616,838,561	621,787,252
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	26,754,491	28,180,804	27,010,093	28,451,331
Diluted effect of employee compensation related to Class A ordinary shares	11,250,825	10,732,934	12,279,965	11,966,080
Diluted effect of share purchase plans related to Class A ordinary shares	258,813	165,689	252,558	242,017
Diluted weighted average Class A ordinary shares	656,118,796	661,079,375	656,381,177	662,446,680
Diluted earnings per share	$1.37	$1.33	$3.16	$2.91
_______________

(1)
Diluted earnings per share assumes the redemption of all Accenture Holdings plc ordinary shares owned by holders of noncontrolling interests and the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests — other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares. See Note 11 (Subsequent Event) for additional information on Accenture Holdings plc.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Foreign currency translation
Beginning balance	$(797,375)	$(1,110,654)	$(770,043)	$(919,963)
Foreign currency translation	134,318	84,249	103,561	(119,476)
Income tax benefit (expense)	(1,257)	(1,247)	(183)	(395)
Portion attributable to noncontrolling interests	(11,438)	(230)	(9,087)	11,952
Foreign currency translation, net of tax	121,623	82,772	94,291	(107,919)
Ending balance	(675,752)	(1,027,882)	(675,752)	(1,027,882)

Defined benefit plans
Beginning balance	(434,389)	(798,072)	(440,619)	(809,504)
Pension settlement	2,119	—	2,119	—
Reclassifications into net periodic pension and post-retirement expense (1)	9,036	(6,794)	18,797	11,030
Income tax benefit (expense)	(2,933)	(427)	(6,192)	(6,290)
Portion attributable to noncontrolling interests	(333)	324	(605)	(205)
Defined benefit plans, net of tax	7,889	(6,897)	14,119	4,535
Ending balance	(426,500)	(804,969)	(426,500)	(804,969)

Cash flow hedges
Beginning balance	97,368	53,508	114,635	68,011
Unrealized gain (loss)	(53,710)	89,886	(45,385)	83,780
Reclassification adjustments into Cost of services	(32,105)	(25,319)	(60,721)	(47,468)
Income tax benefit (expense)	19,370	(22,753)	21,639	(9,672)
Portion attributable to noncontrolling interests	2,718	(1,822)	3,473	(1,151)
Cash flow hedges, net of tax	(63,727)	39,992	(80,994)	25,489
Ending balance (2)	33,641	93,500	33,641	93,500

Marketable securities
Beginning balance	1,243	—	1,243	(264)
Unrealized gain (loss)	1,454	—	1,454	462
Income tax benefit (expense)	(305)	—	(305)	(183)
Portion attributable to noncontrolling interests	(47)	—	(47)	(15)
Marketable securities, net of tax	1,102	—	1,102	264
Ending balance	2,345	—	2,345	—

Accumulated other comprehensive loss	$(1,066,266)	$(1,739,351)	$(1,066,266)	$(1,739,351)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of February 28, 2018, $67,482 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS
During the six months ended February 28, 2018, we completed individually immaterial acquisitions for total consideration of $313,814, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2017	Additions/ Adjustments	Foreign Currency Translation	February 28, 2018
Communications, Media & Technology	$775,802	$69,428	$14,257	$859,487
Financial Services	1,151,024	12,723	9,480	1,173,227
Health & Public Service	934,374	2,279	2,987	939,640
Products	1,698,140	142,141	22,817	1,863,098
Resources	443,012	3,527	4,206	450,745
Total	$5,002,352	$230,098	$53,747	$5,286,197
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	February 28, 2018			August 31, 2017
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$856,784	$(271,743)	$585,041	$809,683	$(235,315)	$574,368
Technology	110,587	(54,541)	56,046	108,929	(65,453)	43,476
Patents	126,891	(64,898)	61,993	124,669	(62,543)	62,126
Other	49,755	(24,010)	25,745	52,342	(21,930)	30,412
Total	$1,144,017	$(415,192)	$728,825	$1,095,623	$(385,241)	$710,382
Total amortization related to our intangible assets was $41,931 and 86,559 for the three and six months ended February 28, 2018, respectively. Total amortization related to our intangible assets was $33,324 and $66,452 for the three and six months ended February 28, 2017, respectively. Estimated future amortization related to intangible assets held as of February 28, 2018 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2018	$82,332
2019	128,144
2020	112,325
2021	103,207
2022	87,273
Thereafter	215,544
Total	$728,825

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the six months ended February 28, 2018 was as follows:

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
Subsequent Event
On March 21, 2018, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.33 per share on its Class A ordinary shares for shareholders of record at the close of business on April 12, 2018 payable on May 15, 2018. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
7. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2018 and 2017, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net gains of $56,316 and $46,783 for the three and six months ended February 28, 2018, respectively, and a net gain of $19,780 and a net loss of $118,313 for the three and six months ended February 28, 2017, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 28, 2018	August 31, 2017
Assets
Cash Flow Hedges
Other current assets	$94,232	$133,935
Other non-current assets	31,722	82,770
Other Derivatives
Other current assets	16,461	11,470
Total assets	$142,415	$228,175
Liabilities
Cash Flow Hedges
Other accrued liabilities	$26,750	$21,632
Other non-current liabilities	27,182	17,244
Other Derivatives
Other accrued liabilities	20,855	12,242
Total liabilities	$74,787	$51,118
Total fair value	$67,628	$177,057
Total notional value	$9,147,399	$9,290,345
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

	February 28, 2018	August 31, 2017
Net derivative assets	$101,776	$189,066
Net derivative liabilities	34,148	12,009
Total fair value	$67,628	$177,057
8. INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018. The Tax Act could modestly impact our ongoing effective tax rate by imposing taxes on our intercompany transactions and limiting our ability to deduct certain expenses.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have recorded provisional amounts in our financial statements as of February 28, 2018. We recognized a provisional tax expense of $136,724 primarily to remeasure our net deferred tax assets at the new, lower rates. As we collect and analyze data, including our forecast of when we expect to realize certain deferred tax amounts, we may adjust the provisional amounts. In addition, we have not yet made an accounting policy election to consider the taxes on our intercompany transactions in determining the amount of our valuation allowance. Those adjustments and the election may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
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
Our effective tax rates for the three months ended February 28, 2018 and 2017 were 26.1% and 20.7%, respectively. Our effective tax rates for the six months ended February 28, 2018 and 2017 were 23.0% and 20.5%, respectively. Excluding the provisional tax expense, described above, the effective tax rates would have been 15.1% and 18.0% for the three and six months ended February 28, 2018, respectively. The effective tax rates for the three and six months ended February 28, 2018 benefited from lower expenses for adjustments to prior year tax liabilities in fiscal 2018, partially offset by lower benefits from final determinations of prior year U.S. taxes in fiscal 2018.
9. COMMITMENTS AND CONTINGENCIES
Commitments
We have either the right to purchase at fair value or, if certain events occur, may be required to purchase at fair value outstanding shares of our Avanade Inc. and SinnerSchrader AG subsidiaries. As of February 28, 2018 and August 31, 2017, we have reflected the fair value of $93,358 and $52,996, respectively, related to redeemable common stock and the intrinsic value of the options on redeemable common stock of these subsidiaries in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of February 28, 2018 and August 31, 2017, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $872,000 and $697,000, respectively, of which all but approximately $154,000 and $149,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of February 28, 2018, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

10. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments is as follows:

	Three Months Ended
	February 28, 2018		February 28, 2017
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,934,823	$315,603	$1,620,728	$214,738
Financial Services	2,024,927	307,926	1,769,611	268,164
Health & Public Service	1,642,368	155,420	1,511,564	189,115
Products	2,631,305	374,114	2,264,828	363,762
Resources	1,337,320	129,701	1,144,725	102,874
Other	14,699	—	6,215	—
Total	$9,585,442	$1,282,764	$8,317,671	$1,138,653

	Six Months Ended
	February 28, 2018		February 28, 2017
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$3,804,593	$610,528	$3,306,924	$472,582
Financial Services	4,084,041	677,179	3,579,380	587,653
Health & Public Service	3,276,479	378,610	3,012,338	388,342
Products	5,215,361	784,503	4,584,997	772,461
Resources	2,670,214	317,824	2,339,583	249,574
Other	57,976	—	9,966	—
Total	$19,108,664	$2,768,644	$16,833,188	$2,470,612

11. SUBSEQUENT EVENT
On March 13, 2018, Accenture Holdings plc merged with and into Accenture plc. Accenture Holdings plc dissolved and all assets and liabilities were transferred to Accenture plc. Each ordinary shareholder of Accenture Holdings plc (other than Accenture plc and Accenture Holdings plc) received one Class A ordinary share of Accenture plc for every ordinary share in Accenture Holdings plc that they owned, and Accenture plc redeemed all Class X ordinary shares of Accenture plc held by such shareholders. The Consolidated Financial Statements reflect the ownership interests in Accenture Holdings plc and Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. Prior to the merger, a 4% non-controlling ownership interest percentage was held by Accenture Holdings plc and Accenture Canada Holdings Inc. and subsequent to the merger, the non-controlling ownership percentage is less than 1% held by only Accenture Canada Holdings Inc.

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
Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2018 increased 15% in U.S. dollars and 10% in local currency compared to the second quarter of fiscal 2017. Net revenues for the six months ended February 28, 2018 increased 14% in U.S. dollars and 10% in local currency compared to the six months ended February 28, 2017. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the second quarter of fiscal 2018, revenue growth in local currency was very strong in Communication, Media & Technology, Resources and Products and strong in Financial Services and Health & Public Service. We experienced very strong growth in Growth Markets and Europe and strong growth in North America. Revenue growth in local currency was very strong in consulting and strong in outsourcing during the second quarter of fiscal 2018. While the business environment remained competitive, pricing was relatively stable. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the second quarter of fiscal 2018 increased 17% in U.S. dollars and 11% in local currency compared to the second quarter of fiscal 2017. Net consulting revenues for the six months ended February 28, 2018 increased 15% in U.S. dollars and 11% in local currency compared to the six months ended February 28, 2017. Consulting revenue growth in local currency in the second quarter of fiscal 2018 was led by very strong growth in Communications, Media & Technology, Financial Services and Resources as well as strong growth in Products and solid growth in Health & Public Service. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for the second quarter of fiscal 2018 increased 13% in U.S. dollars and 8% in local currency compared to the second quarter of fiscal 2017. Net outsourcing revenues for the six months ended February 28, 2018 increased 12% in U.S. dollars and 9% in local currency compared to the six months ended February 28, 2017. Outsourcing revenue growth in local currency in the second quarter of fiscal 2018 was led by very strong growth in Communications, Media & Technology, Products and Resources, as well as strong growth in Health & Public Service and slight growth in Financial Services. We continue to experience growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the three and six months ended February 28, 2018 compared to the three and six months ended February 28, 2017, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 6% and 4% higher, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2018, we estimate that our full fiscal 2018 revenue growth in U.S. dollars will be approximately 4.0% higher in U.S. dollars than our revenue growth in local currency.
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
Utilization for the second quarter of fiscal 2018 was 91%, flat with the second quarter of fiscal 2017. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 442,000 as of February 28, 2018, compared to approximately 401,000 as of February 28, 2017. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the second quarter of fiscal 2018 was 13%, up from 12% in the second quarter of fiscal 2017. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the second quarter of fiscal 2018 was 29.7%, compared with 30.1% for the second quarter of fiscal 2017. Gross margin for the six months ended February 28, 2018 was 30.9%, compared with 31.1% for the six months ended February 28, 2017. The decrease in gross margin for three and six months ended February 28, 2018 was principally due to lower consulting contract profitability as well as higher acquisition-related costs, partially offset by cost efficiencies.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.3% for the second quarter of fiscal 2018 and 16.4% for the six months ended February 28, 2018, compared with 16.4% for both the second quarter of fiscal 2017 and six months ended February 28, 2017. We continuously monitor these costs and implement cost-management actions, as appropriate. For the three and six months ended February 28, 2018 compared to the same periods in fiscal 2017, Sales and marketing costs as a percentage of net revenues decreased 10 basis points and were flat, respectively, and General and administrative costs as a percentage of net revenues were flat and decreased 10 basis points, respectively.
Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2018 was 13.4%, compared with 13.7% for the second quarter of fiscal 2017. Operating margin for the six months ended February 28, 2018 was 14.5%, compared with 14.7% for the six months ended February 28, 2017.
The effective tax rates for the three and six months ended February 28, 2018 were 26.1% and 23.0%, respectively. The effective tax rates for the three and six months ended February 28, 2017 were 20.7% and 20.5%, respectively. In the second quarter of fiscal 2018, we recorded a $137 million charge associated with the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”). Absent this charge, our effective tax rates for the three and six months ended February 28, 2018 would have been 15.1% and 18.0%, respectively. For additional information see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Diluted earnings per share were $1.37 for the second quarter of fiscal 2018, compared with $1.33 for the second quarter of fiscal 2017. Diluted earnings per share were $3.16 for the six months ended February 28, 2018, compared with $2.91 for the six months ended February 28, 2017. The $137 million charge associated with the Tax Act decreased diluted earnings per share by $0.21 in both the second quarter of fiscal 2018 and six months ended February 28, 2018. Excluding the impact of this charge, diluted earnings per share would have been $1.58 for the second quarter of fiscal 2018 and $3.37 for the six months ended February 28, 2018.
New Bookings
New bookings for the second quarter of fiscal 2018 were $10.25 billion, with consulting bookings of $5.65 billion and outsourcing bookings of $4.60 billion. New bookings for the six months ended February 28, 2018 were $20.23 billion, with consulting bookings of $11.59 billion and outsourcing bookings of $8.65 billion.

Results of Operations for the Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended
	February 28, 2018	February 28, 2017			February 28, 2018	February 28, 2017
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,935	$1,621	19%	15%	20%	20%
Financial Services	2,025	1,770	14	7	21	21
Health & Public Service	1,642	1,512	9	6	17	18
Products	2,631	2,265	16	10	28	27
Resources	1,337	1,145	17	11	14	14
Other	15	6	n/m	n/m	—	—
TOTAL NET REVENUES	9,585	8,318	15%	10%	100%	100%
Reimbursements	482	445	9
TOTAL REVENUES	$10,068	$8,762	15%
GEOGRAPHIC REGIONS (1)
North America	$4,277	$3,956	8%	8%	45%	48%
Europe	3,485	2,842	23	10	36	34
Growth Markets	1,823	1,519	20	15	19	18
TOTAL NET REVENUES	$9,585	$8,318	15%	10%	100%	100%
TYPE OF WORK
Consulting	$5,159	$4,406	17%	11%	54%	53%
Outsourcing	4,426	3,912	13	8	46	47
TOTAL NET REVENUES	$9,585	$8,318	15%	10%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017:
Operating Groups

•
Communications, Media & Technology net revenues increased 15% in local currency, driven by growth across all geographic regions in Software & Platforms and Communications & Media, led by Software & Platforms in North America. These increases were partially offset by a decline in High Tech in North America.

•	Financial Services net revenues increased 7% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe.

•	Health & Public Service net revenues increased 6% in local currency, driven by growth in both Public Service and Health industry groups across all geographic regions.

•
Products net revenues increased 10% in local currency, driven by growth across all geographic regions in Consumer Goods, Retail & Travel Services and Industrial, partially offset by a decline in Life Sciences in North America.

•
Resources net revenues increased 11% in local currency, led by growth in Chemicals & Natural Resources across all geographic regions, as well as Energy in North America and Europe and Utilities in Europe.

Geographic Regions

•	North America net revenues increased 8% in local currency, driven by the United States.

•	Europe net revenues increased 10% in local currency, driven by Germany, Italy, France and Spain.

•	Growth Markets net revenues increased 15% in local currency, led by Japan, as well as Australia, Brazil and Singapore.
Operating Expenses
Operating expenses for the second quarter of fiscal 2018 increased $1,162 million, or 15%, over the second quarter of fiscal 2017, and increased as a percentage of revenues to 87.3% from 87.0% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2018 increased $1,124 million, or 16%, over the second quarter of fiscal 2017, and increased as a percentage of net revenues to 86.6% from 86.3% during this period.
Cost of Services
Cost of services for the second quarter of fiscal 2018 increased $961 million, or 15%, over the second quarter of fiscal 2017, and increased as a percentage of revenues to 71.7% from 71.4% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2018 increased $924 million, or 16%, over the second quarter of fiscal 2017, and increased as a percentage of net revenues to 70.3% from 69.9% during this period. Gross margin for the second quarter of fiscal 2018 decreased to 29.7% from 30.1% during the second quarter of fiscal 2017. The decrease in gross margin was principally due to lower consulting contract profitability as well as higher acquisition-related costs, partially offset by cost efficiencies.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2018 increased $128 million, or 15%, over the second quarter of fiscal 2017, and decreased as a percentage of net revenues to 10.4% from 10.5% during this period.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2018 increased $72 million, or 15%, over the second quarter of fiscal 2017, and remained flat as a percentage of net revenues at 5.9% during this period.
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2018 increased $144 million, or 13%, over the second quarter of fiscal 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	February 28, 2018		February 28, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$316	16%	$215	13%	$101
Financial Services	308	15	268	15	40
Health & Public Service	155	9	189	13	(34)
Products	374	14	364	16	10
Resources	130	10	103	9	27
Total	$1,283	13.4%	$1,139	13.7%	$144

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2018 was similar to that disclosed for net revenue. In addition, during the second quarter of fiscal 2018, we experienced higher acquisition-related costs compared to the second quarter of fiscal 2017. The commentary below provides insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017:

•	Communications, Media & Technology operating income increased primarily due to revenue growth.

•	Financial Services operating income increased primarily due to consulting revenue growth, partially offset by lower consulting contract profitability.

•	Health & Public Service operating income decreased primarily due to lower consulting contract profitability.

•	Products operating income increased primarily due to revenue growth, partially offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Resources operating income increased primarily due to revenue growth, partially offset by lower contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. For the second quarter of fiscal 2018, other expense increased $31 million over the second quarter of fiscal 2017, primarily due to higher net foreign exchange losses.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2018 was 26.1%, compared with 20.7% for the second quarter of fiscal 2017. In the second quarter of fiscal 2018, we recorded a $137 million charge associated with the enactment of the Tax Act. Absent this charge, our effective tax rate for the second quarter of fiscal 2018 would have been 15.1%. The effective tax rate for the three months ended February 28, 2018 benefited from lower expenses for adjustments to prior year tax liabilities in fiscal 2018, partially offset by lower benefits from final determinations of prior year U.S. taxes in fiscal 2018. For additional information see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
In addition, as described in Note 1 (Basis of Presentation), beginning in fiscal 2019 we will recognize incremental income tax expense as a result of adoption of ASU 2016-16.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the second quarter of fiscal 2018 increased $7 million, or 15%, over the second quarter of fiscal 2017.
Earnings Per Share
Diluted earnings per share were $1.37 for the second quarter of fiscal 2018, compared with $1.33 for the second quarter of fiscal 2017. The $0.04 increase in our diluted earnings per share included the impact of the $137 million charge associated with the Tax Act, which decreased diluted earnings per share for the second quarter of fiscal 2018 by $0.21. Excluding the impact of this charge, diluted earnings per share for the second quarter of fiscal 2018 increased $0.25 compared with the second quarter of fiscal 2017, due to increases of $0.17 from higher revenues and operating results, $0.10 from a lower effective tax rate and $0.01 from lower weighted average shares outstanding. These increases were partially offset by decreases of $0.02 from higher non-operating expense and $0.01 from higher net income attributable to other non-controlling interests. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Six Months Ended February 28, 2018 Compared to the Six Months Ended February 28, 2017
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended		Percent Increase U.S. dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Six Months Ended
	February 28, 2018	February 28, 2017			February 28, 2018	February 28, 2017
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$3,805	$3,307	15%	12%	20%	20%
Financial Services	4,084	3,579	14	9	22	21
Health & Public Service	3,276	3,012	9	7	17	18
Products	5,215	4,585	14	10	27	27
Resources	2,670	2,340	14	10	14	14
Other	58	10	n/m	n/m	—	—
TOTAL NET REVENUES	19,109	16,833	14%	10%	100%	100%
Reimbursements	1,014	935	8
TOTAL REVENUES	$20,122	$17,768	13%
GEOGRAPHIC REGIONS (1)
North America	$8,562	$7,937	8%	7%	45%	47%
Europe	6,934	5,800	20	10	36	35
Growth Markets	3,613	3,096	17	16	19	18
TOTAL NET REVENUES	$19,109	$16,833	14%	10%	100%	100%
TYPE OF WORK
Consulting	$10,343	$8,999	15%	11%	54%	53%
Outsourcing	8,765	7,834	12	9	46	47
TOTAL NET REVENUES	$19,109	$16,833	14%	10%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the six months ended February 28, 2018 compared to the six months ended February 28, 2017:
Operating Groups

•
Communications, Media & Technology net revenues increased 12% in local currency, driven by growth across all geographic regions in Software & Platforms and Communications & Media, led by Software & Platforms in North America. These increases were partially offset by a decline in High Tech in North America.

•	Financial Services net revenues increased 9% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe.

•	Health & Public Service net revenues increased 7% in local currency, driven by growth in both Public Service and Health industry groups across all geographic regions.

•
Products net revenues increased 10% in local currency, driven by growth across all geographic regions in Consumer Goods, Retail & Travel Services and Industrial, partially offset by a decline in Life Sciences in North America.

•
Resources net revenues increased 10% in local currency, led by growth in Chemicals & Natural Resources across all geographic regions, as well as Utilities in Europe and Energy in North America and Europe.

Geographic Regions

•	North America net revenues increased 7% in local currency, driven by the United States.

•	Europe net revenues increased 10% in local currency, driven by Germany, France, Italy and Spain.

•	Growth Markets net revenues increased 16% in local currency, led by Japan, as well as Australia, Singapore and Brazil.
Operating Expenses
Operating expenses for the six months ended February 28, 2018 increased $2,057 million, or 13%, over the six months ended February 28, 2017, and increased as a percentage of revenues to 86.2% from 86.1% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2018 increased $1,977 million, or 14%, over the six months ended February 28, 2017, and increased as a percentage of net revenues to 85.5% from 85.3% during this period.
Cost of Services
Cost of services for the six months ended February 28, 2018 increased $1,688 million, or 13% over the six months ended February 28, 2017, and increased as a percentage of revenues to 70.7% from 70.5% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2018 increased $1,609 million or 14% over the six months ended February 28, 2017, and increased as a percentage of net revenues to 69.1% from 68.9% during this period. Gross margin for the six months ended February 28, 2018 decreased to 30.9% from 31.1% during the six months ended February 28, 2017. The decrease in gross margin was principally due to lower consulting contract profitability as well as higher acquisition-related costs, partially offset by cost efficiencies.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2018 increased $241 million, or 14%, over the six months ended February 28, 2017, and remained flat as a percentage of net revenues at 10.5% during this period.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2018 increased $128 million, or 13%, over the six months ended February 28, 2017, and decreased as a percentage of net revenues to 5.9% from 6.0% during this period.

Operating Income and Operating Margin
Operating income for the six months ended February 28, 2018 increased $298 million, or 12%, over the six months ended February 28, 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended
	February 28, 2018		February 28, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$611	16%	$473	14%	$138
Financial Services	677	17	588	16	90
Health & Public Service	379	12	388	13	(10)
Products	785	15	772	17	12
Resources	318	12	250	11	68
Total	$2,769	14.5%	$2,471	14.7%	$298

_______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 28, 2018 was similar to that disclosed for net revenue. In addition, during the six months ended February 28, 2018, we experienced higher acquisition-related costs compared to the six months ended February 28, 2017. The commentary below provides insight into other factors affecting operating group performance and operating margin for the six months ended February 28, 2018 compared with the six months ended February 28, 2017:

•	Communications, Media & Technology operating income increased primarily due to revenue growth.

•
Financial Services operating income increased primarily due to consulting revenue growth, partially offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Health & Public Service operating income decreased primarily due to lower consulting contract profitability.

•	Products operating income increased primarily due to revenue growth, partially offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Resources operating income increased primarily due to revenue growth, partially offset by lower contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. For the six months ended February 28, 2018, other expense increased $23 million over the six months ended February 28, 2017, primarily due to higher net foreign exchange losses.
Provision for Income Taxes
The effective tax rate for the six months ended February 28, 2018 was 23.0%, compared with 20.5% for the six months ended February 28, 2017. In the second quarter of fiscal 2018, we recorded a $137 million charge associated with the enactment of the Tax Act. Absent this charge, our effective tax rate for the six months ended February 28, 2018 would have been 18.0%. The effective tax rate for the six months ended February 28, 2018 benefited from lower expenses for adjustments to prior year tax liabilities in fiscal 2018, partially offset by lower benefits from final determinations of prior year U.S. taxes in fiscal 2018. For additional information see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2018 annual effective tax rate to be in the range of 24% to 26%. Excluding the charge associated with the Tax

Act, we expect the fiscal 2018 annual effective tax rate to be in the range of 22% to 24%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
In addition, as described in Note 1 (Basis of Presentation), beginning in fiscal 2019 we will recognize incremental income tax expense as a result of adoption of ASU 2016-16.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the six months ended February 28, 2018 increased $17 million, or 16%, over the six months ended February 28, 2017.
Earnings Per Share
Diluted earnings per share were $3.16 for the six months ended February 28, 2018, compared with $2.91 for the six months ended February 28, 2017. The $0.25 increase in our diluted earnings per share included the impact of the $137 million charge associated with the Tax Act, which decreased diluted earnings per share for the six months ended February 28, 2018 by $0.21. Excluding the impact of this charge, diluted earnings per share for the six months ended February 28, 2018 increased $0.46 compared with the six months ended February 28, 2017, due to increases of $0.36 from higher revenues and operating results, $0.10 from a lower effective tax rate and $0.03 from lower weighted average shares outstanding. These increases were partially offset by decreases of $0.02 from higher net income attributable to other non-controlling interests and $0.01 from higher non-operating expenses. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Liquidity and Capital Resources
As of February 28, 2018, Cash and cash equivalents was $3.6 billion, compared with $4.1 billion as of August 31, 2017.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 28, 2018	February 28, 2017	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,930	$1,239	$691
Investing activities	(605)	(1,034)	429
Financing activities	(1,882)	(1,844)	(38)
Effect of exchange rate changes on cash and cash equivalents	25	(27)	53
Net increase (decrease) in cash and cash equivalents	$(532)	$(1,667)	$1,135
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities, including lower spending on certain compensation payments and improved collections on client receivables.
Investing activities: Cash used in investing activities decreased $429 million due to lower spending on business acquisitions and investments, partially offset by higher spending on property and equipment. For additional information, see Note 4 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $38 million increase in cash used was due to an increase in cash dividends paid and the purchase of the remaining interest in a consolidated subsidiary, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2018, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	493	—
Local guaranteed and non-guaranteed lines of credit	242	—
Total	$1,735	$—
Under the borrowing facilities described above, we had an aggregate of $246 million of letters of credit outstanding as of February 28, 2018. In the fourth quarter of fiscal 2017, we entered into agreements that will allow us to establish a commercial paper program for short-term borrowings of up to $1 billion, backed by our syndicated loan facility.
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
Our share purchase activity during the six months ended February 28, 2018 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	6,030,422	$889	—	$—
Other share purchase programs	—	—	557,894	83
Other purchases (2)	2,619,931	395	—	—
Total	8,650,353	$1,284	557,894	$83
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the six months ended February 28, 2018, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2018. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions
During the six months ended February 28, 2018, we issued 351,804 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to our registration statement on Form S-3 (the “registration statement”). The registration statement allowed us, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees. In connection with the merger of Accenture Holdings plc with and into Accenture plc, we have terminated the registration statement. For additional information, see Note 11 (Subsequent Event) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2018, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
New Accounting Pronouncements
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 28, 2018, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2017. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2017, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2018. In connection with the merger of Accenture Holdings plc with and into Accenture plc on March 13, 2018, the Accenture plc Class X ordinary shares held by Accenture Holdings plc shareholders were redeemed. For additional information, see Note 11 (Subsequent Event) to our Consolidated Financial Statements under Item 1, “Financial Statements”.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2017 — December 31, 2017
Class A ordinary shares	1,362,893	$150.00	938,252	$2,483
Class X ordinary shares	24,980	$0.0000225	—	—
January 1, 2018 — January 31, 2018
Class A ordinary shares	2,388,427	$156.56	935,737	$2,313
Class X ordinary shares	137,554	$0.0000225	—	—
February 1, 2018 — February 28, 2018
Class A ordinary shares	1,152,092	$158.59	953,826	$2,147
Class X ordinary shares	33,746	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,903,412	$155.21	2,827,815
Class X ordinary shares (5)	196,280	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2018, we purchased 2,827,815 Accenture plc Class A ordinary shares under this program for an aggregate price of $442 million. The open-market purchase program does not have an expiration date.

(3)
As of February 28, 2018, our aggregate available authorization for share purchases and redemptions was $2,147 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2018, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the second quarter of fiscal 2018, Accenture purchased 2,075,597 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2018. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share. However, in connection with the merger of Accenture Holdings plc with and into Accenture plc on March 13, 2018, shareholders of Accenture Holdings plc (other than Accenture plc and Accenture Holdings plc) received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned. Accordingly, as of March 13, 2018, there were no longer any ordinary shares of Accenture Holdings plc outstanding. For additional information, see Note 11 (Subsequent Event) to our Consolidated Financial Statements under Item 1, “Financial Statements”.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
December 1, 2017 — December 31, 2017	44,464	$153.12	—	—
January 1, 2018 — January 31, 2018	125,338	$160.04	—	—
February 1, 2018 — February 28, 2018	95,528	$154.24	—	—
Total	265,330	$156.79	—	—
Accenture Canada Holdings Inc.
December 1, 2017 — December 31, 2017	—	$—	—	—
January 1, 2018 — January 31, 2018	8,050	$158.02	—	—
February 1, 2018 — February 28, 2018	—	$—	—	—
Total	8,050	$158.02	—	—
_______________

(1)
During the second quarter of fiscal 2018, we acquired a total of 265,330 Accenture Holdings plc ordinary shares and 8,050 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2018, we issued 152,126 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1	Memorandum and Articles of Association and Deed Poll of Accenture Holdings plc (incorporated by reference to Exhibit 3.1 to Accenture Holdings plc’s 8-K12G3 filed on August 26, 2015)

10.2*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.3*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.7*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2018 (Unaudited) and August 31, 2017, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2018 and 2017, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2018, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

(*) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 22, 2018

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)