Form 10-Q
period 2018-05-31
Accenture plc
filed 2018-06-28
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	May 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 14, 2018 was 674,019,792 (which number includes 33,271,713 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 14, 2018 was 664,761.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
May 31, 2018 and August 31, 2017
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2018	August 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,928,845	$4,126,860
Short-term investments	3,261	3,011
Receivables from clients, net	4,986,652	4,569,214
Unbilled services, net	2,460,047	2,316,043
Other current assets	958,067	1,082,161
Total current assets	12,336,872	12,097,289
NON-CURRENT ASSETS:
Unbilled services, net	42,465	40,938
Investments	208,557	211,610
Property and equipment, net	1,228,946	1,140,598
Goodwill	5,275,293	5,002,352
Deferred contract costs	728,582	755,871
Deferred income taxes, net	2,269,992	2,214,901
Other non-current assets	1,160,086	1,226,331
Total non-current assets	10,913,921	10,592,601
TOTAL ASSETS	$23,250,793	$22,689,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,840	$2,907
Accounts payable	1,388,989	1,525,065
Deferred revenues	2,744,402	2,669,520
Accrued payroll and related benefits	4,000,562	4,060,364
Accrued consumption taxes	424,100	383,391
Income taxes payable	483,723	708,485
Other accrued liabilities	508,980	474,547
Total current liabilities	9,553,596	9,824,279
NON-CURRENT LIABILITIES:
Long-term debt	25,958	22,163
Deferred revenues	635,737	663,248
Retirement obligation	1,448,608	1,408,759
Deferred income taxes, net	132,324	137,098
Income taxes payable	902,337	574,780
Other non-current liabilities	399,497	349,363
Total non-current liabilities	3,544,461	3,155,411
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2018 and August 31, 2017	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 673,861,860 and 638,965,789 shares issued as of May 31, 2018 and August 31, 2017, respectively	15	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 664,761 and 20,531,383 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	—	—
Restricted share units	1,110,951	1,095,026
Additional paid-in capital	4,934,185	3,516,399
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2018 and August 31, 2017; Class A ordinary, 32,973,325 and 23,408,811 shares as of May 31, 2018 and August 31, 2017, respectively	(3,201,012)	(1,649,090)
Retained earnings	8,296,830	7,081,855
Accumulated other comprehensive loss	(1,343,701)	(1,094,784)
Total Accenture plc shareholders’ equity	9,797,325	8,949,477
Noncontrolling interests	355,411	760,723
Total shareholders’ equity	10,152,736	9,710,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,250,793	$22,689,890

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2018 and 2017
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
REVENUES:
Revenues before reimbursements (“Net revenues”)	$10,314,999	$8,867,036	$29,423,663	$25,700,224
Reimbursements	523,855	489,751	1,537,516	1,424,348
Revenues	10,838,854	9,356,787	30,961,179	27,124,572
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	6,995,871	5,957,405	20,203,881	17,556,405
Reimbursable expenses	523,855	489,751	1,537,516	1,424,348
Cost of services	7,519,726	6,447,156	21,741,397	18,980,753
Sales and marketing	1,107,138	986,228	3,108,316	2,746,544
General and administrative costs	592,264	548,175	1,723,096	1,551,435
Pension settlement charge	—	509,793	—	509,793
Total operating expenses	9,219,128	8,491,352	26,572,809	23,788,525
OPERATING INCOME	1,619,726	865,435	4,388,370	3,336,047
Interest income	12,687	8,549	33,582	25,574
Interest expense	(5,839)	(3,613)	(14,386)	(10,637)
Other income (expense), net	(14,016)	(4,213)	(56,087)	(22,846)
Gain (loss) on sale of businesses	—	8,242	—	(4,107)
INCOME BEFORE INCOME TAXES	1,612,558	874,400	4,351,479	3,324,031
Provision for income taxes	554,417	169,599	1,185,256	672,273
NET INCOME	1,058,141	704,801	3,166,223	2,651,758
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(6,997)	(23,024)	(93,531)	(107,437)
Net income attributable to noncontrolling interests – other	(8,124)	(12,309)	(42,309)	(31,625)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,043,020	$669,468	$3,030,383	$2,512,696
Weighted average Class A ordinary shares:
Basic	639,217,344	619,436,804	624,365,464	621,025,256
Diluted	654,600,026	658,770,425	655,739,568	661,130,306
Earnings per Class A ordinary share:
Basic	$1.63	$1.08	$4.85	$4.05
Diluted	$1.60	$1.05	$4.76	$3.96
Cash dividends per share	$1.33	$1.21	$2.66	$2.42
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2018 and 2017
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
NET INCOME	$1,058,141	$704,801	$3,166,223	$2,651,758
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(230,997)	93,168	(136,706)	(14,751)
Defined benefit plans	(2,683)	277,764	11,436	282,299
Cash flow hedges	(43,801)	32,896	(124,795)	58,385
Investments	46	—	1,148	264
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(277,435)	403,828	(248,917)	326,197
Other comprehensive income (loss) attributable to noncontrolling interests	(5,926)	22,955	340	12,374
COMPREHENSIVE INCOME	$774,780	$1,131,584	$2,917,646	$2,990,329

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$765,585	$1,073,296	$2,781,466	$2,838,893
Comprehensive income attributable to noncontrolling interests	9,195	58,288	136,180	151,436
COMPREHENSIVE INCOME	$774,780	$1,131,584	$2,917,646	$2,990,329

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2018
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2017	$57	40	$14	638,966	$—	20,531	$1,095,026	$3,516,399	$(1,649,090)	(23,449)	$7,081,855	$(1,094,784)	$8,949,477	$760,723	$9,710,200
Net income											3,030,383		3,030,383	135,840	3,166,223
Other comprehensive income (loss)												(248,917)	(248,917)	340	(248,577)
Purchases of Class A ordinary shares								49,029	(2,004,114)	(13,337)			(1,955,085)	(49,029)	(2,004,114)
Share-based compensation expense							688,719	63,107					751,826		751,826
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(812)		(78,318)					(78,318)	(4,838)	(83,156)
Issuances of Class A ordinary shares:
Employee share programs				8,990			(729,020)	997,725	452,192	3,773	(68,656)		652,241	14,589	666,830
Upon redemption of Accenture Holdings plc ordinary shares			1	25,906		(19,054)		408,652					408,653	(408,653)	—
Dividends							56,226				(1,727,298)		(1,671,072)	(37,652)	(1,708,724)
Other, net								(22,409)			(19,454)		(41,863)	(55,909)	(97,772)
Balance as of May 31, 2018	$57	40	$15	673,862	$—	665	$1,110,951	$4,934,185	$(3,201,012)	(33,013)	$8,296,830	$(1,343,701)	$9,797,325	$355,411	$10,152,736
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2018 and 2017
(In thousands of U.S. dollars)
(Unaudited)

	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,166,223	$2,651,758
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	691,686	569,720
Share-based compensation expense	751,826	611,937
Pension settlement charge	—	460,908
(Gain) loss on sale of business	—	4,107
Deferred income taxes, net	(75,985)	(328,015)
Other, net	44,135	(29,752)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(463,972)	(240,703)
Unbilled services, current and non-current, net	(188,343)	2,489
Other current and non-current assets	(241,979)	(374,306)
Accounts payable	(132,607)	(29,697)
Deferred revenues, current and non-current	85,853	39,607
Accrued payroll and related benefits	7,469	(458,456)
Income taxes payable, current and non-current	100,939	217,034
Other current and non-current liabilities	172,188	(65,474)
Net cash provided by (used in) operating activities	3,917,433	3,031,157
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(439,804)	(324,773)
Purchases of businesses and investments, net of cash acquired	(456,402)	(1,241,500)
Proceeds from sales of businesses and investments, net of cash transferred	14,325	(24,189)
Proceeds from sales of property and equipment	7,245	8,977
Net cash provided by (used in) investing activities	(874,636)	(1,581,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	666,830	600,920
Purchases of shares	(2,087,270)	(1,992,205)
Proceeds from (repayments of) long-term debt, net	(456)	515
Cash dividends paid	(1,708,724)	(1,567,578)
Other, net	(47,792)	(9,323)
Net cash provided by (used in) financing activities	(3,177,412)	(2,967,671)
Effect of exchange rate changes on cash and cash equivalents	(63,400)	(5,402)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198,015)	(1,523,401)
CASH AND CASH EQUIVALENTS, beginning of period	4,126,860	4,905,609
CASH AND CASH EQUIVALENTS, end of period	$3,928,845	$3,382,208
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$1,133,641	$820,103
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2018.
On March 13, 2018, Accenture Holdings plc merged with and into Accenture plc, with Accenture plc as the surviving entity. As a result, all of the assets and liabilities of Accenture Holdings plc were acquired by Accenture plc, and Accenture Holdings plc ceased to exist. In connection with this internal merger, shareholders of Accenture Holdings plc (other than Accenture entities that held shares of Accenture Holdings plc), who primarily consisted of current and former members of Accenture Leadership and their permitted transferees, received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, and Accenture plc redeemed all Class X ordinary shares of Accenture plc owned by such shareholders.
Allowances for Client Receivables and Unbilled Services
As of May 31, 2018 and August 31, 2017, total allowances recorded for client receivables and unbilled services were $56,653 and $74,450, respectively.
Depreciation and Amortization
Depreciation expense was $101,814 and $315,410 for the three and nine months ended May 31, 2018, respectively, and $86,148 and $255,807 for the three and nine months ended May 31, 2017, respectively. As of May 31, 2018 and August 31, 2017, total accumulated depreciation was $2,028,174 and $1,912,146, respectively. Deferred transition amortization expense was $95,696 and $248,838 for the three and nine months ended May 31, 2018, respectively, and $66,634 and $205,763 for the three and nine months ended May 31, 2017, respectively. See Note 5 (Goodwill and Intangible Assets) for intangible asset amortization balances.

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

2014-09: (Accounting Standard Codification 606), Revenue from Contracts with Customers and related updates
The guidance replaces most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU also requires amortization of incremental costs to obtain a customer contract over the term of the customer arrangement. The guidance allows for both retrospective and modified retrospective methods of adoption.
September 1, 2018
We performed a preliminary assessment of the impact of the ASU and are executing a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The project is on schedule for adoption on September 1, 2018 and we will apply the modified retrospective method. We expect revenue recognition across our portfolio of services to remain largely unchanged. However, we expect to recognize revenue earlier than we do under current guidance in a few areas, including accounting for variable fees and for certain consulting services, which will be recognized over time rather than at a point in time. Additionally, we will capitalize and amortize the direct and incremental costs of obtaining customer contracts over the term of the customer arrangement rather than expense these costs when incurred. While we have not finalized our assessment of the impact of the ASU, based on the analysis completed to date, we do not currently anticipate that the ASU will have a material impact on our
Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Basic Earnings per share
Net income attributable to Accenture plc	$1,043,020	$669,468	$3,030,383	$2,512,696
Basic weighted average Class A ordinary shares	639,217,344	619,436,804	624,365,464	621,025,256
Basic earnings per share	$1.63	$1.08	$4.85	$4.05
Diluted Earnings per share
Net income attributable to Accenture plc	$1,043,020	$669,468	$3,030,383	$2,512,696
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	6,997	23,024	93,531	107,437
Net income for diluted earnings per share calculation	$1,050,017	$692,492	$3,123,914	$2,620,133
Basic weighted average Class A ordinary shares	639,217,344	619,436,804	624,365,464	621,025,256
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	4,294,411	27,926,781	19,354,992	28,274,559
Diluted effect of employee compensation related to Class A ordinary shares	11,017,024	11,329,345	11,853,822	11,721,416
Diluted effect of share purchase plans related to Class A ordinary shares	71,247	77,495	165,290	109,075
Diluted weighted average Class A ordinary shares	654,600,026	658,770,425	655,739,568	661,130,306
Diluted earnings per share	$1.60	$1.05	$4.76	$3.96
_______________

(1)
Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis and the redemption of all Accenture Holdings plc ordinary shares owned by holders of noncontrolling interests prior to March 13, 2018, when these were redeemed for Accenture plc Class A ordinary shares. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Foreign currency translation
Beginning balance	$(675,752)	$(1,027,882)	$(770,043)	$(919,963)
Foreign currency translation	(240,840)	102,087	(137,279)	(17,389)
Income tax benefit (expense)	1,264	102	1,081	(293)
Portion attributable to noncontrolling interests	8,579	(9,021)	(508)	2,931
Foreign currency translation, net of tax	(230,997)	93,168	(136,706)	(14,751)
Ending balance	(906,749)	(934,714)	(906,749)	(934,714)

Defined benefit plans
Beginning balance	(426,500)	(804,969)	(440,619)	(809,504)
Actuarial gains (losses)	12,044	(48,885)	12,044	(48,885)
Pension settlement	—	509,793	2,119	509,793
Prior service costs arising during the period	(29,796)	—	(29,796)	—
Reclassifications into net periodic pension and post-retirement expense (1)	9,675	12,407	28,472	23,437
Income tax benefit (expense)	4,806	(183,086)	(1,386)	(189,376)
Portion attributable to noncontrolling interests	588	(12,465)	(17)	(12,670)
Defined benefit plans, net of tax	(2,683)	277,764	11,436	282,299
Ending balance	(429,183)	(527,205)	(429,183)	(527,205)

Cash flow hedges
Beginning balance	33,641	93,500	114,635	68,011
Unrealized gain (loss)	(33,755)	96,111	(79,140)	179,891
Reclassification adjustments into Cost of services	(21,265)	(38,446)	(81,986)	(85,914)
Income tax benefit (expense)	14,506	(23,300)	36,145	(32,972)
Portion attributable to noncontrolling interests	(3,287)	(1,469)	186	(2,620)
Cash flow hedges, net of tax	(43,801)	32,896	(124,795)	58,385
Ending balance (2)	(10,160)	126,396	(10,160)	126,396

Investments
Beginning balance	2,345	—	1,243	(264)
Unrealized gain (loss)	—	—	1,454	462
Income tax benefit (expense)	—	—	(305)	(183)
Portion attributable to noncontrolling interests	46	—	(1)	(15)
Investments, net of tax	46	—	1,148	264
Ending balance	2,391	—	2,391	—

Accumulated other comprehensive loss	$(1,343,701)	$(1,335,523)	$(1,343,701)	$(1,335,523)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of May 31, 2018, $39,677 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS
During the nine months ended May 31, 2018, we completed individually immaterial acquisitions for total consideration of $411,054, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2017	Additions/ Adjustments	Foreign Currency Translation	May 31, 2018
Communications, Media & Technology	$775,802	$72,291	$(2,877)	$845,216
Financial Services	1,151,024	19,636	(11,238)	1,159,422
Health & Public Service	934,374	17,113	(1,085)	950,402
Products	1,698,140	192,356	(12,032)	1,878,464
Resources	443,012	3,573	(4,796)	441,789
Total	$5,002,352	$304,969	$(32,028)	$5,275,293
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	May 31, 2018			August 31, 2017
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$846,151	$(284,523)	$561,628	$809,683	$(235,315)	$574,368
Technology	101,030	(59,141)	41,889	108,929	(65,453)	43,476
Patents	126,564	(64,315)	62,249	124,669	(62,543)	62,126
Other	48,269	(25,796)	22,473	52,342	(21,930)	30,412
Total	$1,122,014	$(433,775)	$688,239	$1,095,623	$(385,241)	$710,382
Total amortization related to our intangible assets was $40,879 and $127,438 for the three and nine months ended May 31, 2018, respectively. Total amortization related to our intangible assets was $41,698 and $108,150 for the three and nine months ended May 31, 2017, respectively. Estimated future amortization related to intangible assets held as of May 31, 2018 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2018	$38,763
2019	132,184
2020	114,413
2021	101,669
2022	86,372
Thereafter	214,838
Total	$688,239

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the nine months ended May 31, 2018 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares (1)		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2017	$1.33	October 19, 2017	$817,241	October 17, 2017	$36,373	$853,614
May 15, 2018	$1.33	April 12, 2018	$853,831	April 10, 2018	$1,279	$855,110
Total Dividends			$1,671,072		$37,652	$1,708,724
_______________

(1)
The dividend for the three months ended May 31, 2018 included payments made to holders of Accenture Canada Holdings Inc. exchangeable shares while the dividend for the three months ended November 30, 2017 included payments made to holders of both Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares. See Note 1 (Basis of Presentation) for additional information on Accenture Holdings plc.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2018 and 2017 as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $84,480 and $37,698 for the three and nine months ended May 31, 2018, respectively, and a net gain of $89,035 and a net loss of $29,279 for the three and nine months ended May 31, 2017, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2018	August 31, 2017
Assets
Cash Flow Hedges
Other current assets	$67,961	$133,935
Other non-current assets	11,028	82,770
Other Derivatives
Other current assets	8,052	11,470
Total assets	$87,041	$228,175
Liabilities
Cash Flow Hedges
Other accrued liabilities	$28,284	$21,632
Other non-current liabilities	34,321	17,244
Other Derivatives
Other accrued liabilities	25,200	12,242
Total liabilities	$87,805	$51,118
Total fair value	$(764)	$177,057
Total notional value	$7,149,152	$9,290,345
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

	May 31, 2018	August 31, 2017
Net derivative assets	$29,766	$189,066
Net derivative liabilities	30,530	12,009
Total fair value	$(764)	$177,057
8. RETIREMENT AND PROFIT SHARING PLANS
In May 2017, we settled our U.S. pension plan obligations. Plan participants elected to receive either a lump-sum distribution or to transfer benefits to a third-party annuity provider. As a result of the settlement, we were relieved of any further obligation under our U.S. pension plan. During the three months ended May 31, 2017, we recorded a pension settlement charge of $509,793, and related income tax benefits of $198,219. The charge primarily consisted of unrecognized actuarial losses of $460,908 previously included in Accumulated other comprehensive loss. In connection with the settlement, we made a $118,500 cash contribution ($48,885 related to additional actuarial losses and $69,615 to fund previously recorded pension liabilities).
9. INCOME TAXES
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Due to the recent enactment and the complexity involved in applying the provisions of the Tax Act, we have recorded provisional amounts in our financial statements. In the three months ended February 28, 2018, we recognized a provisional tax expense of $136,724 primarily to remeasure our net deferred tax assets at the new, lower rates. In the three months ended May 31, 2018, we recorded an adjustment of $40,927 to our provisional tax expense resulting from our continued analysis of the Tax Act. As we collect and analyze data, including our forecast of when we expect to realize certain deferred tax amounts, we may adjust the provisional amounts. In addition, we have not yet made an accounting policy election to consider the taxes on our intercompany transactions in determining the amount of our valuation allowance. Those adjustments and the election may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2018 and 2017 were 34.4% and 19.4%, respectively. Our effective tax rates for the nine months ended May 31, 2018 and 2017 were 27.2% and 20.2%, respectively. Excluding the provisional tax expense associated with the enactment of the Tax Act and $80,847 of expense from a non-U.S. tax law change, the effective tax rates would have been 26.8% and 21.3% for the three and nine months ended May 31, 2018, respectively. Absent the pension settlement charge (see Note 8 Retirement and Profit Sharing Plans) and related tax impact recorded during the three months ended May 31, 2017, the effective tax rates would have been 26.6% and 22.7% for the three and nine months ended May 31, 2017, respectively. The effective tax rate for the nine months ended May 31, 2018 benefited from lower expenses for adjustments to prior year tax liabilities in fiscal 2018, partially offset by lower benefits from final determinations of prior year U.S. taxes in fiscal 2018.
10. COMMITMENTS AND CONTINGENCIES
Commitments
We have either the right to purchase at fair value or, if certain events occur, may be required to purchase at fair value outstanding shares of our Avanade Inc. and SinnerSchrader AG subsidiaries. As of May 31, 2018 and August 31, 2017, we have reflected the fair value of $103,122 and $52,996, respectively, related to redeemable common stock and the intrinsic value of the options on redeemable common stock of these subsidiaries in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2018 and August 31, 2017, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $811,000 and $697,000, respectively, of which all but approximately $145,000 and $149,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2018, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments is as follows:

	Three Months Ended
	May 31, 2018		May 31, 2017
	Net Revenues	Operating Income	Net Revenues	Operating Income (1)
Communications, Media & Technology	$2,133,796	$383,359	$1,754,657	$286,931
Financial Services	2,143,196	382,530	1,865,071	321,052
Health & Public Service	1,703,676	216,218	1,554,424	206,570
Products	2,842,624	452,573	2,429,140	402,558
Resources	1,469,293	185,046	1,245,875	158,117
Other	22,414	—	17,869	(509,793)
Total	$10,314,999	$1,619,726	$8,867,036	$865,435

	Nine Months Ended
	May 31, 2018		May 31, 2017
	Net Revenues	Operating Income	Net Revenues	Operating Income (1)
Communications, Media & Technology	$5,938,389	$993,887	$5,061,581	$759,513
Financial Services	6,227,237	1,059,710	5,444,451	908,705
Health & Public Service	4,980,155	594,827	4,566,762	594,912
Products	8,057,985	1,237,076	7,014,137	1,175,019
Resources	4,139,507	502,870	3,585,458	407,691
Other	80,390	—	27,835	(509,793)
Total	$29,423,663	$4,388,370	$25,700,224	$3,336,047
_______________

(1)	Other Operating Income represents the pension settlement charge related to the termination of our U.S. pension plan.

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
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2018 increased 16% in U.S. dollars and 11% in local currency compared to the third quarter of fiscal 2017. Net revenues for the nine months ended May 31, 2018 increased 14% in U.S. dollars and 10% in local currency compared to the nine months ended May 31, 2017. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the third quarter of fiscal 2018, revenue growth in local currency was very strong in Communication, Media & Technology, Resources and Products and strong in Financial Services and Health & Public Service. We experienced very strong growth in Growth Markets and North America and strong growth in Europe. Revenue growth in local currency was very strong in consulting and outsourcing during the third quarter of fiscal 2018. While the business environment remained competitive, pricing was relatively stable. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the third quarter of fiscal 2018 increased 18% in U.S. dollars and 12% in local currency compared to the third quarter of fiscal 2017. Net consulting revenues for the nine months ended May 31, 2018 increased 16% in U.S. dollars and 12% in local currency compared to the nine months ended May 31, 2017. Consulting revenue growth in local currency in the third quarter of fiscal 2018 was led by very strong growth in Communications, Media & Technology, Resources, Products and Financial Services as well as strong growth in Health & Public Service. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for the third quarter of fiscal 2018 increased 14% in U.S. dollars and 10% in local currency compared to the third quarter of fiscal 2017. Net outsourcing revenues for the nine months ended May 31, 2018 increased 13% in U.S. dollars and 9% in local currency compared to the nine months ended May 31, 2017. Outsourcing revenue growth in local currency in the third quarter of fiscal 2018 was led by very strong growth in Communications, Media & Technology, Resources and Products, as well as strong growth in Health & Public Service and solid growth in Financial Services. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the three and nine months ended May 31, 2018 compared to the three and nine months ended May 31, 2017, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 5% and 4% higher, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2018, we estimate that our full fiscal 2018 revenue growth in U.S. dollars will be approximately 3.0% higher in U.S. dollars than our revenue growth in local currency.
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
Utilization for the third quarter of fiscal 2018 was 91%, flat with the third quarter of fiscal 2017. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 449,000 as of May 31, 2018, compared to approximately 411,000 as of May 31, 2017. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the third quarter of fiscal 2018 was 17%, up from 15% in the third quarter of fiscal 2017. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the third quarter of fiscal 2018 was 32.2%, compared with 32.8% for the third quarter of fiscal 2017. Gross margin for the nine months ended May 31, 2018 was 31.3%, compared with 31.7% for the nine months ended May 31, 2017. The decrease in gross margin for the nine months ended May 31, 2018 was principally due to higher labor costs compared to the same period in fiscal 2017 as well as higher acquisition-related costs, partially offset by other cost efficiencies and improved contract profitability in the third quarter of fiscal 2018.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.5% for the third quarter of fiscal 2018 and 16.4% for the nine months ended May 31, 2018, compared with 17.3% for the third quarter of fiscal 2017 and 16.7% for the nine months ended May 31, 2017. We continuously monitor these costs and implement cost-management actions, as appropriate. For the third quarter of fiscal 2018 compared to the same period in fiscal 2017, Sales and marketing costs as a percentage of net revenues decreased 40 basis points, principally due to improved operational efficiency in our business development activities, and General and administrative costs as a percentage of net revenues decreased 50 basis points. For the nine months ended May 31, 2018 compared to the same period in fiscal 2017, Sales and marketing and General and administrative costs as a percentage of net revenues each decreased 10 basis points.
During the third quarter of fiscal 2017, we recorded a $510 million pension settlement charge and related $198 million reduction in taxes for the U.S. pension plan termination. For additional information, see Note 8 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating margin (Operating income as a percentage of net revenues) for the third quarter of fiscal 2018 was 15.7%, compared with 9.8% for the third quarter of fiscal 2017. Operating margin for the nine months ended May 31, 2018 was 14.9%, compared with 13.0% for the nine months ended May 31, 2017. The pension settlement charge decreased operating margin by 570 and 200 basis points for the three and nine months ended May 31, 2017, respectively. Excluding the effect of the pension settlement charge, operating margin for the three and nine months ended May 31, 2017 would have been 15.5% and 15.0%, respectively.
The effective tax rates for the three and nine months ended May 31, 2018 were 34.4% and 27.2%, respectively. The effective tax rates for the three and nine months ended May 31, 2017 were 19.4% and 20.2%, respectively. For the three and nine months ended May 31, 2018, we recorded a provisional tax charge associated with the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) of $41 million and $178 million, respectively. Absent these charges and $81 million of expense from a non-U.S. tax law change, our effective tax rate for the three and nine months ended May 31, 2018 would have been 26.8% and 21.3%, respectively. Absent the pension settlement charge and related taxes, our effective tax rates for the three and nine months ended May 31, 2017 would have been 26.6% and 22.7%, respectively. For additional information see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Diluted earnings per share were $1.60 for the third quarter of fiscal 2018, compared with $1.05 for the third quarter of fiscal 2017. Diluted earnings per share were $4.76 for the nine months ended May 31, 2018, compared with $3.96 for the nine months ended May 31, 2017. The impact of tax law changes decreased diluted earnings per share by $0.19 and $0.40 during the three and nine months ended May 31, 2018, respectively. The impact of the pension settlement charge, net of taxes, decreased diluted earnings per share by $0.47 in both the three and nine months ended May 31, 2017. Excluding these impacts, diluted earnings per share would have been $1.79 and $1.52 for the third quarter of fiscal 2018 and 2017, respectively and $5.16 and $4.43 for the nine months ended May 31, 2018 and 2017, respectively.
We have presented effective tax rate and diluted earnings per share excluding the impacts of the tax law changes in fiscal 2018 and the pension settlement charge in fiscal 2017 as well as operating income and operating margin excluding the impact of the pension settlement charge in fiscal 2017, as we believe doing so facilitates understanding as to both the impacts of these items and our financial performance in comparison to the prior period.
As described further in Note 1 (Basis of Presentation), on March 13, 2018 our subsidiary Accenture Holdings plc merged with and into Accenture plc, with Accenture plc as the surviving entity. As a result, all of the assets and liabilities of Accenture Holdings plc were acquired by Accenture plc, and Accenture Holdings plc ceased to exist. The merger was internal and administrative in nature.
New Bookings
New bookings for the third quarter of fiscal 2018 were $11.75 billion, with consulting bookings of $5.91 billion and outsourcing bookings of $5.84 billion. New bookings for the nine months ended May 31, 2018 were $31.98 billion, with consulting bookings of $17.49 billion and outsourcing bookings of $14.49 billion.

Results of Operations for the Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended
	May 31, 2018	May 31, 2017			May 31, 2018	May 31, 2017
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,134	$1,755	22%	18%	21%	20%
Financial Services	2,143	1,865	15	8	21	21
Health & Public Service	1,704	1,554	10	7	16	18
Products	2,843	2,429	17	11	28	27
Resources	1,469	1,246	18	12	14	14
Other	22	18	n/m	n/m	—	—
TOTAL NET REVENUES	10,315	8,867	16%	11%	100%	100%
Reimbursements	524	490	7
TOTAL REVENUES	$10,839	$9,357	16%
GEOGRAPHIC REGIONS (1)
North America	$4,579	$4,123	11%	11%	44%	47%
Europe	3,733	3,061	22	9	36	34
Growth Markets	2,003	1,683	19	17	20	19
TOTAL NET REVENUES	$10,315	$8,867	16%	11%	100%	100%
TYPE OF WORK
Consulting	$5,687	$4,820	18%	12%	55%	54%
Outsourcing	4,628	4,047	14	10	45	46
TOTAL NET REVENUES	$10,315	$8,867	16%	11%	100%	100%
_______________
n/m = not meaningful

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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017:
Operating Groups

•
Communications, Media & Technology net revenues increased 18% in local currency, driven by growth across all geographic regions in Software & Platforms and Communications & Media, led by Software & Platforms in North America.

•	Financial Services net revenues increased 8% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe and Growth Markets.

•	Health & Public Service net revenues increased 7% in local currency, driven by growth in Public Service across all geographic regions.

•	Products net revenues increased 11% in local currency, driven by growth across all geographic regions in Industrial and Consumer Goods, Retail & Travel Services.

•	Resources net revenues increased 12% in local currency, driven by growth across all geographic regions in Chemicals & Natural Resources and Energy, as well as Utilities in Europe.

Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by Germany, Italy, Ireland, France and Spain.

•	Growth Markets net revenues increased 17% in local currency, led by Japan, as well as Australia, Brazil and Singapore.
Operating Expenses
Operating expenses for the third quarter of fiscal 2018 increased $728 million, or 9%, over the third quarter of fiscal 2017, and decreased as a percentage of revenues to 85.1% from 90.8% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2018 increased $694 million, or 9%, over the third quarter of fiscal 2017, and decreased as a percentage of net revenues to 84.3% from 90.2% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2018 increased $1,073 million, or 17%, over the third quarter of fiscal 2017, and increased as a percentage of revenues to 69.4% from 68.9% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2018 increased $1,038 million, or 17%, over the third quarter of fiscal 2017, and increased as a percentage of net revenues to 67.8% from 67.2% during this period. Gross margin for the third quarter of fiscal 2018 decreased to 32.2% from 32.8% during this period . The decrease in gross margin was principally due to higher labor costs as a percentage of net revenues compared to the same period in fiscal 2017, partially offset by other cost efficiencies and improved contract profitability.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2018 increased $121 million, or 12%, over the third quarter of fiscal 2017, and decreased as a percentage of net revenues to 10.7% from 11.1% during this period principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2018 increased $44 million, or 8%, over the third quarter of fiscal 2017, and decreased as a percentage of net revenues to 5.7% from 6.2% during this period.
Pension Settlement Charge
We recorded a pension settlement charge of $510 million during the third quarter of fiscal 2017 as a result of the termination of our U.S. pension plan. For additional information, refer to Note 8 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2018 increased $754 million, or 87%, over the third quarter of fiscal 2017. The pension settlement charge decreased operating margin for the third quarter of fiscal 2017 by 570 basis points. Excluding the effect of this charge, operating margin for the third quarter of fiscal 2018 increased 20 basis points compared to the third quarter of fiscal 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	May 31, 2018		May 31, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$383	18%	$287	16%	$96
Financial Services	383	18	321	17	61
Health & Public Service	216	13	207	13	10
Products	453	16	403	17	50
Resources	185	13	158	13	27
Pension Settlement Charge (1)	—	—	(510)	—	510
Operating Income (GAAP)	$1,620	15.7%	$865	9.8%	$754
Pension Settlement Charge (1)	—		510		(510)
Adjusted Operating Income (non-GAAP)	$1,620	15.7%	$1,375	15.5%	$244

_______________
Amounts in table may not total due to rounding.

(1) Represents the pension settlement charge related to the termination of our U.S. pension plan.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2018 was similar to that disclosed for net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher contract profitability.

•	Financial Services operating income increased primarily due to consulting revenue growth and higher outsourcing contract profitability.

•	Health & Public Service operating income increased due to revenue growth and higher outsourcing contract profitability, partially offset by lower consulting contract profitability.

•	Products operating income increased primarily due to revenue growth.

•	Resources operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues, partially offset by lower contract profitability.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2018 was 34.4%, compared with 19.4% for the third quarter of fiscal 2017. In the three months ended May 31, 2018, we recorded a $122 million charge associated with tax law changes. Absent this charge, the effective tax rate would have been 26.8% for the third quarter of fiscal 2018. Absent the pension settlement charge and related tax impact, the tax rate for the third quarter of fiscal 2017 would have been 26.6%. For additional information see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
In addition, as described in Note 1 (Basis of Presentation), beginning in fiscal 2019 we will recognize incremental income tax expense as a result of adoption of ASU 2016-16.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the third quarter of fiscal 2018 decreased $20 million, or 57%, from the third quarter of fiscal 2017 due to the decrease in the non-controlling ownership percentage from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. driven by the Accenture Holdings plc merger with and into Accenture plc.
Earnings Per Share
Diluted earnings per share were $1.60 for the third quarter of fiscal 2018, compared with $1.05 for the third quarter of fiscal 2017. The $0.55 increase in our diluted earnings per share included the impact of tax law changes, which decreased diluted earnings per share for the third quarter of fiscal 2018 by $0.19. The impact of the pension settlement charge, net of taxes, decreased diluted earnings per share by $0.47 for the third quarter of fiscal 2017. Excluding these impacts, diluted earnings per share for the third quarter of fiscal 2018 increased $0.27 compared with the third quarter of fiscal 2017 due to an increase of $0.28 from higher revenues and operating results, $0.01 from lower weighted average shares outstanding and $0.01 from lower net income attributable to other non-controlling interests. These increases were partially offset by decreases of $0.02 from higher non-operating expense and $0.01 from a higher effective tax rate. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Nine Months Ended May 31, 2018 Compared to the Nine Months Ended May 31, 2017
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Nine Months Ended
	May 31, 2018	May 31, 2017			May 31, 2018	May 31, 2017
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$5,938	$5,062	17%	14%	20%	20%
Financial Services	6,227	5,444	14	9	21	21
Health & Public Service	4,980	4,567	9	7	17	18
Products	8,058	7,014	15	10	28	27
Resources	4,140	3,585	15	11	14	14
Other	80	28	n/m	n/m	—	—
TOTAL NET REVENUES	29,424	25,700	14%	10%	100%	100%
Reimbursements	1,538	1,424	8
TOTAL REVENUES	$30,961	$27,125	14%
GEOGRAPHIC REGIONS (1)
North America	$13,141	$12,060	9%	8%	45%	47%
Europe	10,667	8,861	20	10	36	34
Growth Markets	5,616	4,779	18	16	19	19
TOTAL NET REVENUES	$29,424	$25,700	14%	10%	100%	100%
TYPE OF WORK
Consulting	$16,030	$13,819	16%	12%	54%	54%
Outsourcing	13,394	11,881	13	9	46	46
TOTAL NET REVENUES	$29,424	$25,700	14%	10%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017:
Operating Groups

•
Communications, Media & Technology net revenues increased 14% in local currency, driven by growth across all geographic regions in Software & Platforms and Communications & Media, led by Software & Platforms in North America.

•	Financial Services net revenues increased 9% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe and Growth Markets.

•	Health & Public Service net revenues increased 7% in local currency, driven by growth in Public Service across all geographic regions and Health in North America and Europe.

•	Products net revenues increased 10% in local currency, driven by growth across all geographic regions in Consumer Goods, Retail & Travel Services and Industrial.

•	Resources net revenues increased 11% in local currency, driven by growth across all geographic regions in Chemicals & Natural Resources and Energy, as well as Utilities in Europe.
Geographic Regions

•	North America net revenues increased 8% in local currency, driven by the United States.

•	Europe net revenues increased 10% in local currency, driven by Germany, Italy, France, Spain and Ireland.

•	Growth Markets net revenues increased 16% in local currency, led by Japan, as well as Australia, Brazil and Singapore.
Operating Expenses
Operating expenses for the nine months ended May 31, 2018 increased $2,784 million, or 12%, over the nine months ended May 31, 2017, and decreased as a percentage of revenues to 85.8% from 87.7% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2018 increased $2,671 million, or 12%, over the nine months ended May 31, 2017, and decreased as a percentage of net revenues to 85.1% from 87.0% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2018 increased $2,761 million, or 15% over the nine months ended May 31, 2017, and increased as a percentage of revenues to 70.2% from 70.0% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2018 increased $2,647 million or 15% over the nine months ended May 31, 2017, and increased as a percentage of net revenues to 68.7% from 68.3% during this period. Gross margin for the nine months ended May 31, 2018 decreased to 31.3% from 31.7% during this period. The decrease in gross margin was principally due to higher labor costs compared to the same period in fiscal 2017 as well as higher acquisition-related costs, partially offset by other cost efficiencies and improved contract profitability in the third quarter of fiscal 2018.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2018 increased $362 million, or 13%, over the nine months ended May 31, 2017, and decreased as a percentage of net revenues to 10.6% from 10.7% during this period.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2018 increased $172 million, or 11%, over the nine months ended May 31, 2017, and decreased as a percentage of net revenues to 5.9% from 6.0% during this period.
Pension Settlement Charge
We recorded a pension settlement charge of $510 million during the nine months ended May 31, 2017 as a result of the termination of our U.S. pension plan. For additional information, refer to Note 8 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2018 increased $1,052 million, or 32%, over the nine months ended May 31, 2017. The pension settlement charge decreased operating margin for the nine months ended May 31, 2017 by 200 basis points. Excluding the effect of this charge, operating margin for the nine months ended May 31, 2018 decreased 10 basis points compared to the nine months ended May 31, 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended
	May 31, 2018		May 31, 2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$994	17%	$760	15%	$234
Financial Services	1,060	17	909	17	151
Health & Public Service	595	12	595	13	—
Products	1,237	15	1,175	17	62
Resources	503	12	408	11	95
Pension Settlement Charge (1)	—	—	(510)	—	510
Operating Income (GAAP)	$4,388	14.9%	$3,336	13.0%	$1,052
Pension Settlement Charge (1)	—		510		(510)
Adjusted Operating Income (non-GAAP)	$4,388	14.9%	$3,846	15.0%	$543

_______________
Amounts in table may not total due to rounding.

(1) Represents the pension settlement charge related to the termination of our U.S. pension plan.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2018 was similar to that disclosed for net revenue. In addition, during the nine months ended May 31, 2018, we experienced higher acquisition-related costs compared to the nine months ended May 31, 2017. The commentary below provides insight into other factors affecting operating group performance and operating margin for the nine months ended May 31, 2018 compared with the nine months ended May 31, 2017:

•	Communications, Media & Technology operating income increased primarily due to revenue growth.

•	Financial Services operating income increased primarily due to consulting revenue growth and higher outsourcing contract profitability, partially offset by lower consulting contract profitability.

•	Health & Public Service operating income was flat, which reflected revenue growth as well as lower consulting contract profitability.

•	Products operating income increased primarily due to revenue growth, partially offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Resources operating income increased primarily due to revenue growth, partially offset by lower contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. For the nine months ended May 31, 2018, other expense increased $33 million over the nine months ended May 31, 2017, primarily due to higher net foreign exchange losses.
Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2018 was 27.2% compared with 20.2% for the nine months ended May 31, 2017. In the nine months ended May 31, 2018, we recorded a $258 million charge associated with tax law changes. Absent this charge, our effective tax rate for the nine months ended May 31, 2018 would have been 21.3%. Absent the pension settlement charge and related tax impact, the tax rate for the nine months ended May 31, 2017 would have been 22.7%. The effective tax rate for the nine months ended May 31, 2018 benefited from lower expenses for adjustments to prior year tax liabilities in fiscal 2018, partially offset by lower benefits from final determinations of prior year U.S. taxes in fiscal 2018. For additional information see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2018 annual effective tax rate to be in the range of 27% to 28%. Excluding the tax law changes, we expect the fiscal 2018 annual effective tax rate to be in the range of 22.5% to 23.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
In addition, as described in Note 1 (Basis of Presentation), beginning in fiscal 2019 we will recognize incremental income tax expense as a result of adoption of ASU 2016-16.
Earnings Per Share
Diluted earnings per share were $4.76 for the nine months ended May 31, 2018, compared with $3.96 for the nine months ended May 31, 2017. The $0.80 increase in our diluted earnings per share included the impact of tax law changes, which decreased diluted earnings per share for the nine months ended May 31, 2018 by $0.40. The impact of the pension settlement charge, net of taxes, decreased diluted earnings per share by $0.47 for the nine months ended May 31, 2017. Excluding these impacts, diluted earnings per share for the nine months ended May 31, 2018 increased $0.73 compared with the nine months ended May 31, 2017, due to increases of $0.64 from higher revenues and operating results, $0.09 from a lower effective tax rate and $0.04 from lower weighted average shares outstanding. These increases were partially offset by decreases of $0.03 from higher non-operating expenses and $0.01 from higher net income attributable to other non-controlling interests. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of May 31, 2018, Cash and cash equivalents was $3.9 billion, compared with $4.1 billion as of August 31, 2017.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
	May 31, 2018	May 31, 2017	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$3,917	$3,031	$886
Investing activities	(875)	(1,581)	707
Financing activities	(3,177)	(2,968)	(210)
Effect of exchange rate changes on cash and cash equivalents	(63)	(5)	(58)
Net increase (decrease) in cash and cash equivalents	$(198)	$(1,523)	$1,325
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was due to higher net income, excluding the impact of the pension settlement charge in fiscal 2017, as well as changes in operating assets and liabilities, including lower spending on certain compensation payments and improved collections on client receivables.
Investing activities: Cash used in investing activities decreased $707 million due to lower spending on business acquisitions and investments, partially offset by higher spending on property and equipment. For additional information, see Note 4 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $210 million increase in cash used was due to an increase in cash dividends paid as well as the purchase of additional interests in consolidated subsidiaries and an increase in net share purchases. For additional information, see Note 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2018, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	666	—
Local guaranteed and non-guaranteed lines of credit	231	—
Total	$1,897	$—
Under the borrowing facilities described above, we had an aggregate of $267 million of letters of credit outstanding as of May 31, 2018. In the fourth quarter of fiscal 2017, we entered into agreements that will allow us to establish a commercial paper program for short-term borrowings of up to $1 billion, backed by our syndicated loan facility.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during the nine months ended May 31, 2018 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares (3)
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	10,570,746	$1,587	—	$—
Other share purchase programs	—	—	559,894	83
Other purchases (2)	2,766,346	417	—	—
Total	13,337,092	$2,004	559,894	$83
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the nine months ended May 31, 2018, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(3)
In connection with the internal merger described in Note 1 (Basis of Presentation) in which Accenture Holdings plc merged with and into Accenture plc, shareholders of Accenture Holdings plc received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, after which Accenture Holdings plc ceased to exist. Accordingly, as of March 13, 2018, there were no longer any ordinary shares of Accenture Holdings plc outstanding.

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
Other Share Redemptions
During the nine months ended May 31, 2018, we issued 25,906,176 Accenture plc Class A ordinary shares. The merger, described in Note 1 (Basis of Presentation), resulted in 25,554,372 Accenture plc Class A ordinary shares being issued in exchange for Accenture Holdings plc shares on March 13, 2018. Additionally, prior to the merger, we issued 351,804 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement on Form S-3 (the “registration statement”). Under the registration statement we, at our option, could issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees. In connection with the merger of Accenture Holdings plc with and into Accenture plc, we have terminated the registration statement.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2018, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
New Accounting Pronouncements
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2018, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2017. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2017, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2018. In connection with the merger of Accenture Holdings plc with and into Accenture plc on March 13, 2018, the Accenture plc Class X ordinary shares held by Accenture Holdings plc shareholders were redeemed.

Period	Total Number of Shares Purchased/Redeemed	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2018 — March 31, 2018
Class A ordinary shares	1,250,227	$156.38	1,237,587	$1,954
Class X ordinary shares (4)	19,054,001	$0.0000225
April 1, 2018 — April 30, 2018
Class A ordinary shares	1,690,818	$151.09	1,667,031	$1,702
Class X ordinary shares	—	$0.0000225
May 1, 2018 — May 31, 2018
Class A ordinary shares	1,745,694	$154.03	1,635,706	$1,449
Class X ordinary shares	—	$0.0000225
Total
Class A ordinary shares (5)	4,686,739	$153.60	4,540,324
Class X ordinary shares (6)	19,054,001	$0.0000225
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2018, we purchased 4,540,324 Accenture plc Class A ordinary shares under this program for an aggregate price of $698 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2018, our aggregate available authorization for share purchases and redemptions was $1,449 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2018, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares (prior to March 13, 2018) or Accenture Canada Holdings Inc. exchangeable shares.

(4)
In connection with the internal merger described in Note 1 (Basis of Presentation) in which our subsidiary Accenture Holdings plc merged with and into Accenture plc, shareholders of Accenture Holdings plc received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, after which Accenture Holdings plc ceased to exist, and Accenture plc redeemed all Class X ordinary shares of Accenture plc owned by such shareholders.

(5)
During the third quarter of fiscal 2018, Accenture purchased 146,415 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(6)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides additional information relating to our purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2018. We believe that the following table and footnotes provide useful information regarding the share purchase and redemption activity of Accenture. Generally, purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares for cash and employee forfeitures reduce shares outstanding for purposes of computing diluted earnings per share. In connection with the merger of Accenture Holdings plc with and into Accenture plc on March 13, 2018, shareholders of Accenture Holdings plc (other than Accenture plc and Accenture Holdings plc) received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned. Accordingly, as of March 13, 2018, there were no longer any ordinary shares of Accenture Holdings plc outstanding.

Period	Total Number of Shares Purchased/Redeemed (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc (4)
March 1, 2018 — March 31, 2018	25,554,372	$—	—	—
April 1, 2018 — April 30, 2018	—	$—	—	—
May 1, 2018 — May 31, 2018	—	$—	—	—
Total	25,554,372	$—	—	—
Accenture Canada Holdings Inc.
March 1, 2018 — March 31, 2018	—	$—	—	—
April 1, 2018 — April 30, 2018	—	$—	—	—
May 1, 2018 — May 31, 2018	2,000	$156.48	—	—
Total	2,000	$156.48	—	—
_______________

(1)
During the third quarter of fiscal 2018, we issued 25,554,372 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares as a result of the merger. In addition, during the third quarter of fiscal 2018, we acquired 2,000 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable.

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

(4)
In connection with the internal merger described in Note 1 (Basis of Presentation) in which Accenture Holdings plc merged with and into Accenture plc, shareholders of Accenture Holdings plc received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, after which Accenture Holdings plc ceased to exist, and Accenture plc redeemed all Class X ordinary shares of Accenture plc owned by such shareholders. Accordingly, as of March 13, 2018, there were no longer any ordinary shares of Accenture Holdings plc outstanding.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2018 (Unaudited) and August 31, 2017, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2018 and 2017, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the nine months ended May 31, 2018, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 28, 2018

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)