Form 10-K
period 2018-08-31
Accenture plc
filed 2018-10-24
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2018
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2018 was approximately $99,465,708,231 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $161.01 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 10, 2018 was 663,601,568 (which number includes 25,261,551 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 10, 2018 was 650,821.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on February 1, 2019, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2018.

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
ITEM 1.    BUSINESS
Overview
Accenture is one of the world’s leading professional services companies with approximately 459,000 people serving clients in a broad range of industries and in three geographic regions: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Our five operating groups, organized by industry, bring together expertise from across the organization in strategy, consulting, digital, technology including application services, and operations to deliver end-to-end services and solutions to clients. Digital-, cloud- and security-related services, which we refer to as “the New,” are increasingly important components of the services we provide. For fiscal 2018, our revenues before reimbursements (“net revenues”) were $39.6 billion.
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
In fiscal 2018, we continued to implement a strategy focused on industry and technology differentiation, increasingly taking an innovation-led approach to drive value for clients. We serve clients in locally relevant ways, leveraging our global organization as appropriate. As part of our growth strategy in fiscal 2018, we continued to make significant investments—in strategic acquisitions, in assets and offerings, in branding and thought leadership, and in attracting and developing talent—to further enhance our differentiation and competitiveness.

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
Communications, Media & Technology
Our Communications, Media & Technology operating group serves communications, media, high tech, software and platform companies. Professionals in this operating group help clients accelerate and deliver digital transformation, developing comprehensive, industry-specific solutions to seize new opportunities and enhance efficiencies and business results. Examples of our services include helping clients capture new growth by shifting to data-driven and platform-based models, optimizing their cost structures, increasing product and business model innovation, and differentiating and scaling digital experiences for their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Our Communications & Media industry group serves most of the world’s leading wireline, wireless, broadcast, entertainment, print, publishing, cable and satellite communications service providers. This group represented approximately 51% of our Communications, Media & Technology operating group’s net revenues in fiscal 2018.

•
Our High Tech industry group serves the enterprise technology, network equipment, semiconductor, consumer technology, aerospace & defense, and medical equipment industries. This group represented approximately 25% of our Communications, Media & Technology operating group’s net revenues in fiscal 2018.

•
Our Software & Platforms industry group serves computer software and digital platform companies. This group represented approximately 24% of our Communications, Media & Technology operating group’s net revenues in fiscal 2018.

Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new digital technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Our Banking & Capital Markets industry group serves retail and commercial banks, mortgage lenders, payment providers, investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises. This group represented approximately 72% of our Financial Services operating group’s net revenues in fiscal 2018.

•
Our Insurance industry group serves property and casualty insurers, life insurers, reinsurance firms and insurance brokers. This group represented approximately 28% of our Financial Services operating group’s net revenues in fiscal 2018.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s research-based insights and offerings, including consulting services and digital solutions, are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. This group represented approximately 38% of our Health & Public Service operating group’s net revenues in fiscal 2018.

•
Our Public Service industry group helps governments transform the way they deliver public services and engage with citizens. We work primarily with defense departments and military forces; public safety authorities, such as police forces and border management agencies; justice departments; human services agencies; educational institutions, such as universities; non-profit organizations; and postal, customs, revenue and tax agencies. Our Public Service industry group represented approximately 62% of our Health & Public Service operating group’s net revenues in fiscal 2018.

Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 34% of our Health & Public Service operating group’s net revenues in fiscal 2018.
Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our offerings are designed to help clients transform their organizations and increase their relevance in the digital world. We help clients enhance their performance in distribution and sales and marketing; in research and development and manufacturing; and in business functions such as finance, human resources, procurement and supply chain while leveraging technology. Our Products operating group comprises the following industry groups:

•
Our Consumer Goods, Retail & Travel Services industry group serves food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; as well as airlines and hospitality and travel services companies. This group represented approximately 55% of our Products operating group’s net revenues in fiscal 2018.

•
Our Industrial industry group works with automotive manufacturers and suppliers; freight and logistics companies; industrial and electrical equipment, consumer durable and heavy equipment companies; and construction and infrastructure management companies. This group represented approximately 26% of our Products operating group’s net revenues in fiscal 2018.

•
Our Life Sciences industry group serves pharmaceutical, medical technology and biotechnology companies. This group represented approximately 19% of our Products operating group’s net revenues in fiscal 2018.

Resources
Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. We work with clients to develop and execute innovative strategies, improve operations, manage complex change initiatives and integrate digital technologies designed to help them differentiate themselves in the marketplace, gain competitive advantage and manage their large-scale capital investments. Our Resources operating group comprises the following industry groups:

•
Our Chemicals & Natural Resources industry group works with a wide range of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals, among others, as well as the metals, mining, forest products and building materials industries. This group represented approximately 30% of our Resources operating group’s net revenues in fiscal 2018.

•
Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oilfield services and new energy companies. This group represented approximately 27% of our Resources operating group’s net revenues in fiscal 2018.

•	Our Utilities industry group works with electric, gas and water utilities around the world. This group represented approximately 43% of our Resources operating group’s net revenues in fiscal 2018.

Services and Solutions
Our operating groups bring together expertise from Accenture Strategy, Accenture Consulting, Accenture Digital, Accenture Technology and Accenture Operations to develop and deliver integrated services and solutions for our clients.
Accenture Strategy
Accenture Strategy helps clients achieve specific business outcomes and enhance shareholder value by defining and executing industry-specific strategies enabled by technology. We bring together our design-led, data-driven strategy capabilities at the intersection of business and technology to help senior management teams shape and execute their enterprise-wide transformation objectives, focusing on issues related to digital disruption, competitive agility, new business models and the future workforce. We provide a range of strategy services focused on areas such as digital technologies; enterprise architecture and applications; CFO and enterprise value; IT; security; mergers and acquisitions; operations; advanced customer services; sustainability; and talent and organization.
Accenture Consulting
Accenture Consulting provides industry experts with the insights and management and technology consulting capabilities to transform the world’s leading companies. Our consulting capabilities enable our clients to design and implement transformational change programs, either for one or more functions or business units, or across their entire organization. We provide industry-specific consulting services, as well as functional and technology consulting services. Our functional and technology consulting services include finance and enterprise performance; supply chain and operations; talent and organization; customers and channels; applications and architecture advisory; and technology advisory. We help our clients with the digital transformation of industries, enhancing our consulting services with digital, cloud, cybersecurity, artificial intelligence, blockchain and other capabilities.
Accenture Digital
Accenture Digital brings together our global digital capabilities to help clients unlock value and transform their businesses. We provide digital services across three broad areas:

•
Accenture Interactive. Our end-to-end marketing solutions help clients deliver seamless multi-channel customer experiences and enhance their marketing performance. Our services span customer experience design, digital marketing, personalization and commerce, as well as digital content production and operations.

•
Accenture Applied Intelligence. We embed analytics, automation and artificial intelligence into functions and processes at the core of our clients’ businesses to realize new cost efficiencies and create new value from process, product and business transformation.

•
Accenture Industry X.0. We help clients digitally reinvent manufacturing and production to create smart, connected products and services using advanced technologies—including the Internet of Things, connected devices and digital platforms—to unlock new revenue streams and create new efficiencies.

Accenture Technology
Accenture Technology comprises two primary areas: technology services and technology innovation & ecosystem.

•
Technology Services. Technology Services includes our application services spanning systems integration and application outsourcing and covering the full application lifecycle, from custom systems to all emerging technologies, across every leading technology platform (both traditional and cloud/software-as-a-service-based). It also encompasses our portfolio of products and intelligent platforms and services, as well as our Advanced Technology Centers. We continuously innovate new services, capabilities and platforms through early adoption of technologies such as artificial intelligence, machine learning and intelligent automation to enhance productivity and create new growth opportunities.

•
Technology Innovation & Ecosystem. We harness innovation through the research and development activities in the Accenture Labs and through emerging technologies. We also develop and manage our alliance relationships across a broad range of technology providers, including Amazon Web Services, Apple, Google, Microsoft, Oracle, Pegasystems, Salesforce, SAP, Workday and many others, to enhance the value that we and our clients realize from the technology ecosystem.

Accenture Operations
Accenture Operations provides business process services, infrastructure services, security services and cloud services. We operate infrastructure and business processes on behalf of clients, increasingly powered by data, artificial intelligence, analytics and digital technologies, on an as-a-service basis, to help improve their productivity, experience and performance.

•
Business Process Services. We offer services for specific business functions, such as finance and accounting, procurement and supply chain, marketing and sales, and human resources, as well as industry-specific services, such as credit and health services. We provide these services on a global basis and across industry sectors through our global delivery capability.

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

Global Delivery Capability
A key differentiator is our global delivery capability, which allows us to draw on the benefits of using people and other resources from around the world—including scalable innovation; standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
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
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation, which are components of our overall investment in our business, have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $791 million, $704 million and $643 million in fiscal 2018, 2017 and 2016, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions. We spend a significant portion of our research and development investment to develop market-ready solutions for our clients.
We view innovation as a source of competitive advantage. We seek to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. Our innovation architecture brings together our innovation capabilities across the Company—from research, ventures and labs to our studios, innovation centers and delivery centers. This includes research and thought leadership to identify market, technology and industry trends. Through Accenture Ventures, we partner with and invest in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. In addition, our studios, innovation centers and delivery centers build and scale the delivery of our innovations.
People
As a talent- and innovation-led organization, one of our key goals is to have the best people, with highly specialized skills, across our entire business to drive our differentiation and competitiveness. We are deeply committed to the development of our people, and provide continuous learning opportunities that are customized for the individual in an on-demand, digital environment. We provide our people ongoing feedback, and they are rewarded based on individual and Company performance. Our culture is underpinned by our core values, Code of Business Ethics and strong commitment to inclusion and diversity.
As of August 31, 2018, we employed approximately 459,000 people and had offices and operations in more than 200 cities in 52 countries.

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
Intellectual Property
We provide value to our clients based in part on a differentiated range of proprietary inventions, methodologies, software, reusable knowledge capital and other intellectual property. We recognize the increasing value of intellectual property in the marketplace and create, harvest, and protect this intellectual property. We leverage patent, trade secret and copyright laws as well as contractual arrangements to protect our intellectual property. We have also established policies to respect the intellectual property rights of third parties, such as our clients, partners and others.
As of August 31, 2018, we had a portfolio of over 4,200 patents and over 2,500 patent applications pending worldwide.
To protect the Accenture brand, one of our most valuable assets, we rely on intellectual property laws and trademark registrations held around the world.
Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Ltd., Accenture Global Solutions Ltd., or third parties, as applicable.

Organizational Structure and History
Accenture plc is an Irish public limited company. We operate our business through subsidiaries of Accenture plc.
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
On April 10, 2015, Accenture Holdings plc, then Accenture plc’s subsidiary, was incorporated in Ireland, as a public limited company, in order to further consolidate Accenture’s presence in Ireland. On August 26, 2015, Accenture SCA merged with and into Accenture Holdings plc, with Accenture Holdings plc as the surviving entity. This merger was a transaction between entities under common control and had no effect on our Consolidated Financial Statements. On March 13, 2018, Accenture Holdings plc merged with and into Accenture plc, with Accenture plc as the surviving entity. As a result, all of the assets and liabilities of Accenture Holdings plc were acquired by Accenture plc, and Accenture Holdings plc ceased to exist. In connection with this internal merger, shareholders of Accenture Holdings plc (other than Accenture entities that held shares of Accenture Holdings plc), who primarily consisted of current and former members of Accenture Leadership and their permitted transferees, received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, and Accenture plc redeemed all Class X ordinary shares of Accenture plc owned by such shareholders.
All references to Accenture Holdings plc included in this report with respect to periods prior to August 26, 2015 reflect the activity and/or balances of Accenture SCA (the predecessor of Accenture Holdings plc). The Consolidated Financial Statements reflect the ownership interests in Accenture Holdings plc (for applicable periods) and Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 20 of our most senior leaders), senior managing directors and managing directors. The noncontrolling ownership interests percentage was less than 1% as of August 31, 2018.
Accenture plc Class A and Class X Ordinary Shares
Each Class A ordinary share and each Class X ordinary share of Accenture plc entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture plc. A Class X ordinary share does not, however, entitle its holder to receive dividends or to receive payments upon a liquidation of Accenture plc. As described above under “—Organizational Structure and History,” Class X ordinary shares generally provide the holders of Accenture Canada Holdings Inc. exchangeable shares with a vote at Accenture plc shareholder meetings that is equivalent to the voting rights held by Accenture plc Class A ordinary shareholders, while their economic rights consist of interests in Accenture Canada Holdings Inc. exchangeable shares.
Under its memorandum and articles of association, Accenture plc may redeem, at its option, any Class X ordinary share for a redemption price equal to the nominal value of the Class X ordinary share, or $0.0000225 per share. Accenture plc, as successor to Accenture Ltd, has separately agreed with the original holders of Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X ordinary share of such holder if the redemption would reduce the number of Class X ordinary shares held by that holder to a number that is less than the number of Accenture Canada Holdings Inc. exchangeable shares owned by that holder. Accenture plc will redeem Class X ordinary shares upon the redemption or exchange of Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X ordinary shares outstanding at any time does not exceed the aggregate number of Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X ordinary shares are not transferable without the consent of Accenture plc.

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
Accenture Canada Holdings Inc. Exchangeable Shares
Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture plc Class A ordinary shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture plc Class A ordinary share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture plc Class A ordinary share entitles its holder. The exchange of all of the outstanding Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares would not have a material impact on the equity ownership position of Accenture.

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
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of the United Kingdom referendum in favor of exiting the European Union, the potential for changes in global trade policies and trends such as populism and economic nationalism, could have a significant negative impact on our results of operations.
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
We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. At any given time in a particular operating group, business, industry or geography, one or a small number of clients could contribute a significant portion of our consolidated revenues, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant operating group, business, industry and/or geography.
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
Our success is dependent, in large part, on our ability to keep our supply of market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. We must hire or reskill, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in technology, industry and the macroeconomic environment, and constantly innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve or changes in the types of services and solutions clients are demanding, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is intense competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and may continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to incur increased costs. As technology evolves and we expand our services and solutions, we must also hire and retain an increasing number of professionals with unique and highly specialized skills.
We are particularly dependent on retaining members of Accenture Leadership with critical capabilities. If we are unable to do so, our ability to innovate, generate new business opportunities and effectively lead large and complex transformations and client relationships could be jeopardized. We depend on identifying, developing and retaining top talent to innovate and lead our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees may be limited, and competition for these resources is intense. Our ability to expand geographically depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities.
Similarly, our profitability depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our profitability could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.
Our equity-based incentive compensation plans are designed to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need could be adversely affected. In addition, if we do not obtain the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain personnel could be negatively affected.
There is a risk that at certain points in time, and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services and solutions were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our resources, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of skills and resources in balance with client demand. If we are not successful in these initiatives, our results of operations could be adversely affected.
We could face legal, reputational and financial risks if we fail to protect client and/or Accenture data from security breaches or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data. In the past, we have experienced data security breaches resulting from unauthorized access to our and our service providers’ systems, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or Accenture data, including personal data, and we expect these activities to increase, including through the use of artificial intelligence, the internet of things and analytics. Unauthorized disclosure of sensitive or confidential client or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, or other intentional or unintentional acts, could damage our reputation, cause us to lose clients and could result in significant financial exposure. Similarly, unauthorized access to or through our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly expanding and evolving, thereby increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, various U.S. federal and state laws governing the protection of health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. The GDPR imposes new compliance obligations regarding the handling of personal data and has significantly increased financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, private lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
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
In addition, our effective tax rate in the future could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing statutory tax rates, the expiration of current tax benefits and changes in accounting principles, including the U.S. generally accepted accounting principles. Tax rates in the jurisdictions in which we operate may change materially as a result of shifting economic conditions and tax policies. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position.
A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. For example, in December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act’s “base erosion and anti-abuse tax” provisions, or regulations issued thereunder, could adversely impact our ongoing effective tax rate by imposing taxes on our intercompany transactions and limiting our ability to deduct certain expenses.
The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. Furthermore, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. The changes recommended by the OECD have been or are being adopted by many of the countries in which we do business. In addition, the European Commission has expanded upon the OECD guidelines with anti-tax avoidance directives to be applied by its member states. Among other things, the directives require companies to provide increased country-by-country disclosure of their financial information to tax authorities, which in turn could lead to disagreements by jurisdictions over the proper allocation of profits between them. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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

Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to cost-effectively hire and retain personnel with the knowledge and skills necessary to deliver our services and solutions, particularly in areas of new technologies and offerings and in the right geographic locations, we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability.
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
We have offices and operations in more than 200 cities in 52 countries around the world. One aspect of our growth strategy is to continue to expand in key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including the concentration of our global delivery capability in India and the Philippines, international hostilities, terrorist activities, natural disasters and security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
Our global delivery capability is concentrated in India and the Philippines, which may expose us to operational risks. Our business model is dependent on our global delivery capability, which includes Accenture personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery capability in India, where we have the largest number of people located in our delivery centers, and the Philippines, where we have the second largest number of people located. Concentrating our global delivery capability in these locations presents a number of operational risks, including those listed in the following paragraph, many of which are beyond our control. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Accenture locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations. Acts of terrorist violence; political unrest; regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, sea level rise, floods, droughts and the increasing frequency and severity of adverse weather conditions; health emergencies or pandemics or the threat of or perceived potential for these events; and other acts of god could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners, suppliers or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security breaches in, our facilities or systems, could also adversely affect our ability to conduct our business and serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.
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
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees, clients, alliance partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, fines, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
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

•
Our ability to work for the U.S. government is impacted by the fact that we are an Irish company. We elected to enter into a proxy agreement with the U.S. Department of Defense that enhances the ability of our U.S. federal government contracting subsidiary to perform certain work for the U.S. government. The proxy agreement regulates the management and operation of, and limits the control we can exercise over, this subsidiary. In addition, legislative and executive proposals remain under consideration or could be proposed in the future, which, if enacted, could place additional limitations on or even prohibit our eligibility to be awarded state or federal government contracts in the United States or could include requirements that would otherwise affect our results of operations. Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, it is possible that these contract bans and other legislative proposals could be applied in a way that negatively affects Accenture.

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
As of August 31, 2018, we had approximately 459,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
If we do not successfully manage and develop our relationships with key alliance partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
We have alliances with companies whose capabilities complement our own. A very significant portion of our revenue and services and solutions are based on technology or software provided by a few major alliance partners. See “Business—Alliances.”
The business that we conduct through these alliances could decrease or fail to grow for a variety of reasons. The priorities and objectives of our alliance partners may differ from ours, and our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. In addition, some of our alliance partners are also large clients or suppliers of technology to Accenture. The decisions we make vis-à-vis an alliance partner may impact our ongoing alliance relationship. In addition, our alliance partners could experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions.
We must anticipate and respond to continuous changes in technology and develop alliance relationships with new providers of relevant technology. We must secure meaningful alliances with these providers early in their life cycle so that we can develop the right number of certified people with skills in new technologies. If we are unable to maintain our relationships with current partners and identify new and emerging providers of relevant technology to expand our network of alliance partners, we may not be able to differentiate our services or compete effectively in the market.

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
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We expect to continue pursuing strategic and targeted acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations.
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
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary methodologies, processes, software and other solutions. Existing laws of the various countries in which we provide services or solutions may offer only limited intellectual property protection of our services or solutions, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or proprietary methodologies and processes or independently developing services or solutions similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
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
Changes to accounting standards or in the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. It is possible that changes in accounting standards could have a material adverse effect on our results of operations and financial position. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.
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
Although the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters, the Irish Courts will recognize a U.S. judgment if the following important requirements are satisfied:
•the originating court is a court of competent jurisdiction;
•the judgment is final and conclusive; and
•the judgment was not obtained by fraud and its recognition is not contrary to Irish public policy.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:
Omar Abbosh, 52, became our group chief executive—Communications, Media & Technology operating group in September 2018. From March 2015 to September 2018, he served as our chief strategy officer. Prior to assuming that role, Mr. Abbosh served in several management positions, including senior managing director—Growth & Strategy for the Resources operating group and managing director of the Resources business in the United Kingdom and Ireland. Mr. Abbosh has been with Accenture for 29 years.
Gianfranco Casati, 59, became our group chief executive—Growth Markets in January 2014. From September 2006 to January 2014, he served as our group chief executive—Products operating group. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 34 years.
Richard P. Clark, 57, became our chief accounting officer in September 2013 and has served as our corporate controller since September 2010. Prior to that, Mr. Clark served as our senior managing director of investor relations from September 2006 to September 2010. Previously he served as our finance director—Communications, Media & Technology operating group from July 2001 to September 2006 and as our finance director—Resources operating group from 1998 to July 2001. Mr. Clark has been with Accenture for 35 years.
Johan (Jo) G. Deblaere, 56, became our chief operating officer in September 2009 and has also served as our chief executive—Europe since January 2014. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 33 years.
Chad T. Jerdee, 51, became our general counsel and chief compliance officer in June 2015. From August 2010 to June 2015, Mr. Jerdee served as deputy general counsel—Sales & Delivery. Previously, he served as legal lead for the outsourcing sales legal team as well as for Accenture’s growth platforms. Mr. Jerdee has been with Accenture for 21 years.
Daniel T. London, 54, became our group chief executive—Health & Public Service operating group in June 2014. From 2009 to June 2014, Mr. London was senior managing director for Health & Public Service in North America. Previously, he served as managing director of Accenture’s Finance & Performance Management global service line. Mr. London has been with Accenture for 32 years.
Richard A. Lumb, 57, became our group chief executive—Financial Services operating group in December 2010. From June 2006 to December 2010, Mr. Lumb led our Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as our managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 33 years.
Pierre Nanterme, 59, became chairman of the Board of Directors in February 2013 and has served as our chief executive officer since January 2011. Mr. Nanterme was our group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007 and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director since October 2010 and has been with Accenture for 35 years. Prior to its merger with and into Accenture plc in March 2018, Mr. Nanterme also served on the board of Accenture Holdings plc.
Jean-Marc Ollagnier, 56, became our group chief executive—Resources operating group in March 2011. From September 2006 to March 2011, Mr. Ollagnier led our Resources operating group in Europe, Latin America, the Middle

East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 32 years.
David P. Rowland, 57, became our chief financial officer in July 2013. From October 2006 to July 2013, he was our senior vice president—Finance. Previously, Mr. Rowland was our managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as our finance director—Communications, Media & Technology operating group and as our finance director—Products operating group. Mr. Rowland has been with Accenture for 35 years.
Ellyn J. Shook, 55, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of Accenture’s Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 30 years.
Julie Spellman Sweet, 51, became our chief executive officer—North America in June 2015. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 8 years.
Alexander M. van ’t Noordende, 55, became our group chief executive—Products operating group in January 2014. From March 2011 to January 2014, he served as our group chief executive—Management Consulting. Mr. van ’t Noordende was our group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 31 years.

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

	Price Range
	High	Low
Fiscal 2017
First Quarter	$124.96	$108.83
Second Quarter	$125.72	$112.31
Third Quarter	$126.53	$114.82
Fourth Quarter	$130.92	$119.10
Fiscal 2018
First Quarter	$148.60	$129.10
Second Quarter	$165.58	$145.75
Third Quarter	$164.30	$146.05
Fourth Quarter	$169.92	$155.30
Fiscal 2019
First Quarter (through October 10, 2018)	$175.64	$161.58

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 10, 2018 was $161.74. As of October 10, 2018, there were 326 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 10, 2018, there were 16 holders of record of Accenture plc Class X ordinary shares.
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
Dividend Policy
On November 15, 2016, May 15, 2017, November 15, 2017 and May 15, 2018, Accenture plc paid a semi-annual cash dividend of $1.21, $1.21, $1.33 and $1.33 per share, respectively, on our Class A ordinary shares. On November 15, 2016, May 15, 2017, and November 15, 2017, Accenture Holdings plc paid a semi-annual cash dividend of $1.21, $1.21 and $1.33 per share, respectively, on its ordinary shares. Accenture Holdings plc merged with and into Accenture plc on March 13, 2018, and thereafter Accenture Holdings plc ceased to exist.
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
Recent Sales of Unregistered Securities
None.

Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2018. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2018 — June 30, 2018
Class A ordinary shares	1,005,320	$160.73	991,649	$1,290
July 1, 2018 — July 31, 2018
Class A ordinary shares	1,147,274	$165.41	925,154	$1,135
August 1, 2018 — August 31, 2018
Class A ordinary shares	1,216,504	$163.26	1,130,614	$950
Total
Class A ordinary shares (4)	3,369,098	$163.24	3,047,417
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2018, we purchased 3,047,417 Accenture plc Class A ordinary shares under this program for an aggregate price of $497 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2018, our aggregate available authorization for share purchases and redemptions was $950 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2018, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares (prior to March 13, 2018) or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the fourth quarter of fiscal 2018, Accenture purchased 321,681 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2018, 2017 and 2016 and as of August 31, 2018 and 2017 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2015 and 2014 and as of August 31, 2016, 2015 and 2014 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014
	(in millions of U.S. dollars)
Income Statement Data
Revenues before reimbursements (“Net revenues”)	$39,573	$34,850	$32,883	$31,048	$30,002
Revenues	41,603	36,765	34,798	32,914	31,875
Operating income	5,841	4,633	4,810	4,436	4,301
Net income	4,215	3,635	4,350	3,274	3,176
Net income attributable to Accenture plc	4,060	3,445	4,112	3,054	2,941
_______________

(1)
Includes the impact of a $258 million charge associated with tax law changes recorded during fiscal 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2018 Compared to Fiscal 2017—Provision for Income Taxes.”

(2)
Includes the impact of a $510 million, pre-tax, Pension settlement charge recorded during fiscal 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2018 Compared to Fiscal 2017—Pension Settlement Charge.”

(3)
Includes the impact of a $849 million, pre-tax, Gain on sale of businesses recorded during fiscal 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2017 Compared to Fiscal 2016—Gain (loss) on Sale of Businesses.”

(4)	Includes the impact of a $64 million, pre-tax, Pension settlement charge recorded during fiscal 2015.

	Fiscal
	2018	2017	2016	2015	2014
Earnings Per Class A Ordinary Share
Basic	$6.46	$5.56	$6.58	$4.87	$4.64
Diluted	6.34	5.44	6.45	4.76	4.52
Dividends per ordinary share	2.66	2.42	2.20	2.04	1.86

	August 31, 2018	August 31, 2017	August 31, 2016	August 31, 2015	August 31, 2014

	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$5,061	$4,127	$4,906	$4,361	$4,921
Total assets	24,449	22,690	20,609	18,203	17,930
Long-term debt, net of current portion	20	22	24	26	26
Accenture plc shareholders’ equity	10,365	8,949	7,555	6,134	5,732

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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2018” means the 12-month period that ended on August 31, 2018. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Revenues before reimbursements (“net revenues”) for fiscal 2018 increased 13.5% in U.S. dollars and 10.5% in local currency compared to fiscal 2017. Demand for our services and solutions continued to be very strong, resulting in growth across all areas of our business. During fiscal 2018, revenue growth in local currency was very strong in Communication, Media & Technology, Resources and Products and strong in Financial Services and Health & Public Service. We experienced very strong growth in Growth Markets and strong growth in North America and Europe. Revenue growth in local currency was very strong in consulting and strong in outsourcing during fiscal 2018. While the business environment remained competitive, pricing was relatively stable. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for fiscal 2018 increased 15% in U.S. dollars and 12% in local currency compared to fiscal 2017. Consulting revenue growth in local currency in fiscal 2018 was led by very strong growth in Communications, Media & Technology, Resources, Financial Services and Products as well as strong growth in Health & Public Service. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for fiscal 2018 increased 12% in U.S. dollars and 9% in local currency compared to fiscal 2017. Outsourcing revenue growth in local currency in fiscal 2018 was led by very strong growth in Communications, Media & Technology, Resources and Products, as well as strong growth in Health & Public Service and modest growth in Financial Services. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during fiscal 2018, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 3% higher than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our full fiscal 2019 revenue growth in U.S. dollars will be approximately 2.5% lower than our revenue growth in local currency.
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
Utilization for fiscal 2018 was 91%, flat with fiscal 2017. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 459,000 as of August 31, 2018, compared to approximately 425,000 as of August 31, 2017. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for fiscal 2018 was 15%, up from 14% in fiscal 2017. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for fiscal 2018 was 31.4%, compared with 31.7% for fiscal 2017. The decrease in gross margin for fiscal 2018 was principally due to higher labor costs compared to fiscal 2017, partially offset by other cost efficiencies in fiscal 2018.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.7% for fiscal 2018, compared with 16.9% for fiscal 2017. We continuously monitor these costs and implement cost-management actions, as appropriate. For fiscal 2018 compared to fiscal 2017, Sales and marketing costs as a percentage of net revenues decreased 20 basis points and General and administrative costs as a percentage of net revenues were flat.
During fiscal 2017, we recorded a $510 million pension settlement charge and related $198 million reduction in taxes for the U.S. pension plan termination. For additional information, see Note 10 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating margin (Operating income as a percentage of net revenues) for fiscal 2018 was 14.8%, compared with 13.3% for fiscal 2017. The pension settlement charge decreased operating margin by 150 basis points for fiscal 2017. Excluding the effect of the pension settlement charge, operating margin for fiscal 2017 would have been flat with fiscal 2018 at 14.8%.
The effective tax rate for fiscal 2018 was 27.4%, compared with 21.3% for fiscal 2017. During fiscal 2018, we recorded a provisional tax charge associated with the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) of $178 million. Absent this charge and $81 million of expense from a non-U.S. tax law change, our effective tax rate for fiscal 2018 would have been 23.0%. Absent the pension settlement charge and related taxes described above, our effective tax rate for fiscal 2017 would have also been 23.0%. For additional information, see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Diluted earnings per share were $6.34 for fiscal 2018, compared with $5.44 for fiscal 2017. The impact of tax law changes decreased diluted earnings per share by $0.40 in fiscal 2018. The impact of the pension settlement charge, net of taxes, decreased diluted earnings per share by $0.47 in fiscal 2017. Excluding these impacts, diluted earnings per share would have been $6.74 and $5.91 for fiscal 2018 and 2017, respectively.
We have presented effective tax rate and diluted earnings per share excluding the impacts of the tax law changes in fiscal 2018 and the pension settlement charge in fiscal 2017 as well as operating income and operating margin excluding the impact of the pension settlement charge in fiscal 2017, as we believe doing so facilitates understanding as to both the impacts of these items and our financial performance when comparing these periods.
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
As described further in Note 1 (Summary of Significant Accounting Policies), on March 13, 2018 our subsidiary Accenture Holdings plc merged with and into Accenture plc, with Accenture plc as the surviving entity. As a result, all of the assets and liabilities of Accenture Holdings plc were acquired by Accenture plc, and Accenture Holdings plc ceased to exist. The merger was internal and administrative in nature.
Beginning in fiscal 2019, we are adopting new accounting standards that will affect the accounting for revenue and pension costs: Accounting Standards Update (“ASU”) No. 2014-09: “Revenue from Contracts with Customers” (Topic 606); and ASU No. 2017-07: “Compensation—Retirement Benefits” (Topic 715). In connection with the adoption, we will present total revenues and will no longer report revenues before reimbursements. Also, certain components of pension costs will be reclassified from operating expenses to non-operating expenses. In our subsequent periodic reports, prior-period results will be revised to reflect the fiscal 2019 presentation. Additionally, on September 1, 2018, we will adopt ASU No. 2016-16: “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”, which will require us to record deferred tax assets of up to $2.1 billion and incremental income tax expense going forward, as these deferred tax assets are utilized. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings and Backlog
New bookings for fiscal 2018 were $42.81 billion, with consulting bookings of $23.63 billion and outsourcing bookings of $19.18 billion.
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

We enter into contracts that may consist of multiple deliverables. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple deliverables are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another deliverable. The selling price of each deliverable is determined by obtaining third party evidence of the selling price for the deliverable and is based on the price we charge when largely similar services are sold on a standalone basis to similarly situated customers. If the amount of non-contingent revenues allocated to a deliverable accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with our accounting policies for the separate deliverables when the services have value on a stand-alone basis, selling price of the separate deliverables exists and, in arrangements that include a general right of refund relative to the completed deliverable, performance of the in-process deliverable is considered probable and substantially in our control. While determining fair value and identifying separate deliverables require judgment, generally fair value and the separate deliverables are readily identifiable as we also sell those deliverables unaccompanied by other deliverables.
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
Due to the recent enactment and the complexity involved in applying the provisions of the Tax Act, we had previously recorded provisional amounts in our financial statements. In the three months ended February 28, 2018, we recognized a provisional tax expense of $136,724 primarily to remeasure our net deferred tax assets at the new, lower rates. In the three months ended May 31, 2018, we recorded an adjustment of $40,927 to our provisional tax expense resulting from our continued analysis of the Tax Act. While we now consider our analysis of these items under the Tax Act to be complete, we have not yet made an accounting policy election to consider the taxes on our intercompany transactions in determining the amount of our valuation allowance. The election may materially impact our provision for income taxes and effective tax rate in the period in which the election is made.
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
As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish tax liabilities or reduce tax assets when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe we may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Our estimate of the ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. We evaluate tax positions each quarter and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax positions are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately accounted for these positions.
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

Results of Operations for Fiscal 2018 Compared to Fiscal 2017
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2018	2017			2018	2017
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$8,031	$6,885	17%	14%	20%	20%
Financial Services	8,238	7,394	11	7	21	21
Health & Public Service	6,688	6,178	8	7	17	18
Products	10,854	9,500	14	11	28	27
Resources	5,657	4,847	17	13	14	14
Other	105	46	n/m	n/m	—	—
TOTAL NET REVENUES	39,573	34,850	13.5%	10.5%	100%	100%
Reimbursements	2,030	1,915	6
TOTAL REVENUES	$41,603	$36,765	13%
GEOGRAPHIC REGIONS (1)
North America	$17,849	$16,291	10%	9%	45%	47%
Europe	14,112	12,002	18	9	36	34
Growth Markets	7,613	6,557	16	16	19	19
TOTAL NET REVENUES	$39,573	$34,850	13.5%	10.5%	100%	100%
TYPE OF WORK
Consulting	$21,574	$18,754	15%	12%	55%	54%
Outsourcing	17,999	16,096	12	9	45	46
TOTAL NET REVENUES	$39,573	$34,850	13.5%	10.5%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2017, we revised the reporting of our geographic regions as follows: North America (the United States and Canada), Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Four countries, including Russia, were previously in Growth Markets, but are now included in Europe. Prior period amounts have been reclassified to conform to the current period presentation.

Our business in the United States represented 43%, 45% and 46% of our consolidated net revenues during fiscal 2018, 2017 and 2016, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for fiscal 2018 compared to fiscal 2017:
Operating Groups

•
Communications, Media & Technology net revenues increased 14% in local currency, driven by growth across all geographic regions in Software & Platforms and Communications & Media, led by Software & Platforms in North America.

•	Financial Services net revenues increased 7% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe and Growth Markets.

•	Health & Public Service net revenues increased 7% in local currency, driven by growth in Public Service across all geographic regions and Health in North America.

•	Products net revenues increased 11% in local currency, driven by growth across all geographic regions, in Consumer Goods, Retail & Travel Services and Industrial.

•	Resources net revenues increased 13% in local currency, driven by growth across all industry groups and geographic regions led by Chemicals & Natural Resources and Energy.
Geographic Regions

•	North America net revenues increased 9% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by Germany, Italy, France, Ireland and Spain.

•	Growth Markets net revenues increased 16% in local currency, led by Japan, as well as Australia, Brazil, and Singapore.
Operating Expenses
Operating expenses for fiscal 2018 increased $3,630 million, or 11%, over fiscal 2017, and decreased as a percentage of revenues to 86.0% from 87.4% during this period. Operating expenses before reimbursable expenses for fiscal 2018 increased $3,515 million, or 12%, over fiscal 2017, and decreased as a percentage of net revenues to 85.2% from 86.7% during this period.
Cost of Services
Cost of services for fiscal 2018 increased $3,426 million, or 13%, over fiscal 2017, and increased as a percentage of revenues to 70.1% from 70.0% during this period. Cost of services before reimbursable expenses for fiscal 2018 increased $3,311 million, or 14%, over fiscal 2017, and increased as a percentage of net revenues to 68.6% from 68.3% during this period. Gross margin for fiscal 2018 decreased to 31.4% from 31.7% in fiscal 2017. The decrease in gross margin for fiscal 2018 was principally due to higher labor costs compared to fiscal 2017, partially offset by other cost efficiencies in fiscal 2018.
Sales and Marketing
Sales and marketing expense for fiscal 2018 increased $444 million, or 12%, over fiscal 2017, and decreased as a percentage of net revenues to 10.6% from 10.8% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2018 increased $270 million, or 13%, over fiscal 2017, and remained flat as a percentage of net revenues at 6.1% during this period.
Pension Settlement Charge
We recorded a pension settlement charge of $510 million during fiscal 2017 as a result of the termination of our U.S. pension plan. For additional information, see Note 10 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Income and Operating Margin
Operating income for fiscal 2018 increased $1,208 million, or 26%, over fiscal 2017. The pension settlement charge decreased operating margin in fiscal 2017 by 150 basis points. Excluding the effect of this charge, operating margin for fiscal 2018 was 14.8%, flat with fiscal 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2018		2017
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$1,368	17%	$1,049	15%	$319
Financial Services	1,353	16	1,207	16	145
Health & Public Service	756	11	773	13	(17)
Products	1,650	15	1,559	16	91
Resources	715	13	555	11	160
Pension Settlement Charge (1)	—	—	(510)	—	510
Operating Income (GAAP)	$5,841	14.8%	$4,633	13.3%	$1,208
Pension Settlement Charge (1)	—		510		(510)
Adjusted Operating Income (non-GAAP)	$5,841	14.8%	$5,142	14.8%	$699
 _______________
Amounts in table may not total due to rounding.

(1)	Represents the pension settlement charge related to the termination of our U.S. pension plan.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2018 was similar to that disclosed for net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2018 compared with fiscal 2017:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher contract profitability.

•	Financial Services operating income increased primarily due to consulting revenue growth.

•	Health & Public Service operating income decreased primarily due to lower consulting contract profitability.

•	Products operating income increased primarily due to revenue growth, partially offset by lower consulting contract profitability.

•	Resources operating income increased primarily due to revenue growth.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. During fiscal 2018, other expense increased $31 million over fiscal 2017, primarily due to higher net foreign exchange losses.
Provision for Income Taxes
The effective tax rate for fiscal 2018 was 27.4%, compared with 21.3% for fiscal 2017. In fiscal 2018, we recorded a $258 million charge associated with tax law changes. Absent this charge, our effective tax rate for fiscal 2018 would have been 23.0%. Absent the pension settlement charge of $510 million and related tax impact of $198 million, the effective tax rate for fiscal 2017 would have been 23.0%. For additional information, see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
In addition, as described in Note 1 (Summary of Significant Accounting Policies), beginning in fiscal 2019 we will recognize incremental income tax expense as a result of adoption of ASU 2016-16.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests reflects the income earned or expense incurred attributable to the equity interest that some current and former members of Accenture Leadership and their permitted transferees have in our Accenture Holdings plc and Accenture Canada Holdings Inc. subsidiaries. See “Business—Organizational

Structure.” Noncontrolling interests also includes amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary. Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc.
Net income attributable to noncontrolling interests for fiscal 2018 decreased $35 million, or 18%, from fiscal 2017, primarily due to the Accenture Holdings plc merger with and into Accenture plc on March 13, 2018, which decreased the non-controlling ownership percentage from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. For additional information on the merger, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8,“Financial Statements and Supplementary Data.”.
Earnings Per Share
Diluted earnings per share were $6.34 for fiscal 2018, compared with $5.44 for fiscal 2017. The $0.90 increase in our diluted earnings per share included the impact of the tax law changes, which decreased diluted earnings per share for fiscal 2018 by $0.40. The impact of the pension settlement charge, net of taxes, decreased diluted earnings per share for fiscal 2017 by $0.47. Excluding these impacts, diluted earnings per share would have been $6.74 and $5.91 for fiscal 2018 and 2017, respectively, an increase of $0.83. This increase was due to increases of $0.82 from higher revenues and operating results and $0.05 from lower weighted average shares outstanding, partially offset by decreases of $0.02 from lower non-operating income and $0.02 from higher net income attributable to non-controlling interest. For information regarding our earnings per share calculations, see Note 2 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Results of Operations for Fiscal 2017 Compared to Fiscal 2016
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2017	2016			2017	2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$6,885	$6,616	4%	4%	20%	20%
Financial Services	7,394	7,031	5	7	21	21
Health & Public Service	6,178	5,987	3	3	18	18
Products	9,500	8,395	13	14	27	26
Resources	4,847	4,839	—	1	14	15
Other	46	15	n/m	n/m	—	—
TOTAL NET REVENUES	34,850	32,883	6%	7%	100%	100%
Reimbursements	1,915	1,915	—
TOTAL REVENUES	$36,765	$34,798	6%
GEOGRAPHIC REGIONS (1)
North America	$16,291	$15,653	4%	4%	47%	48%
Europe	12,002	11,512	4	8	34	35
Growth Markets	6,557	5,717	15	12	19	17
TOTAL NET REVENUES	$34,850	$32,883	6%	7%	100%	100%
TYPE OF WORK
Consulting	$18,754	$17,868	5%	6%	54%	54%
Outsourcing	16,096	15,015	7	8	46	46
TOTAL NET REVENUES	$34,850	$32,883	6%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2017, we revised the reporting of our geographic regions as follows: North America (the United States and Canada), Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Four countries, including Russia, were previously in Growth Markets, but are now included in Europe. Prior period amounts have been reclassified to conform to the current period presentation.

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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests reflects the income earned or expense incurred attributable to the equity interest that some current and former members of Accenture Leadership and their permitted transferees have in Accenture Canada Holdings Inc., and prior to March 13, 2018, Accenture Holdings plc. See “Business—Organizational Structure and History.” Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc. Noncontrolling interests also includes amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary.
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
As of August 31, 2018, Cash and cash equivalents were $5.1 billion, compared with $4.1 billion as of August 31, 2017.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2018	2017	2016	2018 to 2017 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$6,027	$4,973	$4,667	$1,054
Investing activities	(1,250)	(2,234)	(610)	984
Financing activities	(3,709)	(3,560)	(3,489)	(149)
Effect of exchange rate changes on cash and cash equivalents	(134)	42	(23)	(176)
Net increase (decrease) in cash and cash equivalents	$934	$(779)	$545	$1,713
Operating activities: The $1,054 million year-over-year increase in operating cash flow was due to higher net income and lower tax disbursements, as well as changes in operating assets and liabilities, including lower spending on certain compensation payments.
Investing activities: Cash used in investing activities decreased $984 million due to lower spending on business acquisitions and investments, partially offset by higher spending on property and equipment. For additional information, see Note 5 (Business Combinations and Divestitures) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $149 million increase in cash used was primarily due to an increase in cash dividends paid as well as the purchase of additional interests in consolidated subsidiaries. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
We believe that our current and longer-term working capital, investments and other general corporate funding requirements will be satisfied for the next twelve months and thereafter through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
Substantially all of our cash is held in jurisdictions where there are no regulatory restrictions or material tax effects on the free flow of funds. In addition, domestic cash inflows for our Irish parent, principally dividend distributions from lower-tier subsidiaries, have been sufficient to meet our historic cash requirements, and we expect this to continue into the future.
Borrowing Facilities
See Note 8 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2019. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Events
See Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2018, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$25	$5	$9	$11	$—
Operating leases	3,651	598	1,018	750	1,286
Retirement obligations (2)	100	11	22	20	47
Purchase obligations and other commitments (3)	184	64	97	23	—
Total	$3,960	$678	$1,146	$804	$1,333
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/U.K. pound, U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/Indian rupee, U.S. dollar/Swiss franc, U.S. dollar/Australian dollar, U.S. dollar/Philippine peso and U.S. dollar/Swedish krona—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee, Euro/Indian rupee, Australian dollar/Indian rupee and Japanese yen/Chinese yuan, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2018, it was anticipated that approximately $21 million of net losses, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $483 million and $494 million as of August 31, 2018 and 2017, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2018 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Other Market Risk
The privately held companies in which we invest are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2018.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our Annual General Meeting of Shareholders filed with the SEC on December 15, 2017.
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Re-Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2019 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2019 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2019 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2019 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2018, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	89,613	(1)	$35.6484	—
Amended and Restated 2010 Share Incentive Plan	19,599,715	(2)	48.1050	24,266,070
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	35,888,092
Equity compensation plans not approved by shareholders	—		N/A	—
Total	19,689,328			60,154,162
_______________

(1)	Consists of 81,090 restricted share units and 8,523 stock options.

(2)	Consists of 19,595,964 restricted share units and 3,751 stock options.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2019 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2019 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2019 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2019 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2019 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2019 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2018 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2018 and August 31, 2017 and for the three years ended August 31, 2018—Included in Part II of this Form 10-K:
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

10.9
First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)

10.10*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the May 31, 2013 10-Q)
10.11*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)
10.12*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the August 31, 2013 10-K)
10.13*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the August 31, 2015 10-K)
10.14	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.15	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)

10.16
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.17
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.18*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2017 10-Q)

10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2018 10-Q)

10.20*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2017 10-Q)

10.21*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2018 10-Q)

10.22*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2017 10-Q)

10.23*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2018 10-Q)

10.24*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2018 10-Q)

10.25*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 28, 2018 10-Q)
10.26*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.30 to the August 31, 2017 10-K)
10.27*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.31 to the August 31, 2017 10-K)
10.28*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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
101
The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2018 and August 31, 2017, (ii) Consolidated Income Statements for the years ended August 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2018, 2017 and 2016, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2018, 2017 and 2016, (v) Consolidated Cash Flows Statements for the years ended August 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements

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
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 24, 2018 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ PIERRE NANTERME
Name: Pierre Nanterme Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, David P. Rowland and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 24, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ PIERRE NANTERME	Chief Executive Officer, Chairman of the Board and Director
Pierre Nanterme	(principal executive officer)

/s/ DAVID P. ROWLAND	Chief Financial Officer
David P. Rowland	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

/s/ JAIME ARDILA	Director
Jaime Ardila

/s/ CHARLES GIANCARLO	Director
Charles Giancarlo

/s/ HERBERT HAINER	Director
Herbert Hainer

/s/ MARJORIE MAGNER	Director
Marjorie Magner

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ GILLES C. PÉLISSON	Director
Gilles C. Pélisson

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ FRANK K. TANG	Director
Frank K. Tang

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and its subsidiaries (the Company) as of August 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2002.
/s/ KPMG LLP
Chicago, Illinois
October 24, 2018

ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2018 and 2017
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2018	August 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,061,360	$4,126,860
Short-term investments	3,192	3,011
Receivables from clients, net	4,996,454	4,569,214
Unbilled services, net	2,499,914	2,316,043
Other current assets	1,024,639	1,082,161
Total current assets	13,585,559	12,097,289
NON-CURRENT ASSETS:
Unbilled services, net	23,036	40,938
Investments	215,532	211,610
Property and equipment, net	1,264,020	1,140,598
Goodwill	5,383,012	5,002,352
Deferred contract costs	705,124	755,871
Deferred income taxes, net	2,086,807	2,214,901
Other non-current assets	1,185,993	1,226,331
Total non-current assets	10,863,524	10,592,601
TOTAL ASSETS	$24,449,083	$22,689,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$5,337	$2,907
Accounts payable	1,348,802	1,525,065
Deferred revenues	2,837,682	2,669,520
Accrued payroll and related benefits	4,569,172	4,060,364
Income taxes payable	497,885	708,485
Other accrued liabilities	892,873	857,938
Total current liabilities	10,151,751	9,824,279
NON-CURRENT LIABILITIES:
Long-term debt	19,676	22,163
Deferred revenues	618,124	663,248
Retirement obligation	1,410,656	1,408,759
Deferred income taxes, net	125,729	137,098
Income taxes payable	956,836	574,780
Other non-current liabilities	441,723	349,363
Total non-current liabilities	3,572,744	3,155,411
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2018 and August 31, 2017	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 663,327,677 and 638,965,789 shares issued as of August 31, 2018 and August 31, 2017, respectively	15	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 655,521 and 20,531,383 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	—	—
Restricted share units	1,234,623	1,095,026
Additional paid-in capital	4,870,764	3,516,399
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2018 and August 31, 2017; Class A ordinary, 24,293,199 and 23,408,811 shares as of August 31, 2018 and August 31, 2017, respectively	(2,116,948)	(1,649,090)
Retained earnings	7,952,413	7,081,855
Accumulated other comprehensive loss	(1,576,171)	(1,094,784)
Total Accenture plc shareholders’ equity	10,364,753	8,949,477
Noncontrolling interests	359,835	760,723
Total shareholders’ equity	10,724,588	9,710,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,449,083	$22,689,890
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2018, 2017 and 2016
(In thousands of U.S. dollars, except share and per share amounts)

	2018	2017	2016
REVENUES:
Revenues before reimbursements (“Net revenues”)	$39,573,450	$34,850,182	$32,882,723
Reimbursements	2,029,978	1,915,296	1,914,938
Revenues	41,603,428	36,765,478	34,797,661
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	27,130,537	23,819,690	22,605,296
Reimbursable expenses	2,029,978	1,915,296	1,914,938
Cost of services	29,160,515	25,734,986	24,520,234
Sales and marketing	4,198,557	3,754,313	3,580,439
General and administrative costs	2,403,315	2,133,777	1,886,543
Pension settlement charge	—	509,793	—
Total operating expenses	35,762,387	32,132,869	29,987,216
OPERATING INCOME	5,841,041	4,632,609	4,810,445
Interest income	56,337	37,940	30,484
Interest expense	(19,539)	(15,545)	(16,258)
Other income (expense), net	(69,746)	(38,720)	(69,922)
Gain (loss) on sale of businesses	—	(252)	848,823
INCOME BEFORE INCOME TAXES	5,808,093	4,616,032	5,603,572
Provision for income taxes	1,593,499	981,100	1,253,969
NET INCOME	4,214,594	3,634,932	4,349,603
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(95,063)	(149,131)	(195,560)
Net income attributable to noncontrolling interests – other	(59,624)	(40,652)	(42,151)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$4,059,907	$3,445,149	$4,111,892
Weighted average Class A ordinary shares:
Basic	628,451,742	620,104,250	624,797,820
Diluted	655,296,150	660,463,227	667,770,274
Earnings per Class A ordinary share:
Basic	$6.46	$5.56	$6.58
Diluted	$6.34	$5.44	$6.45
Cash dividends per share	$2.66	$2.42	$2.20
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2018, 2017 and 2016
(In thousands of U.S. dollars)

	2018	2017	2016
NET INCOME	$4,214,594	$3,634,932	$4,349,603
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(305,225)	149,920	(66,459)
Defined benefit plans	21,335	368,885	(285,885)
Cash flow hedges	(198,645)	46,624	101,299
Investments	1,148	1,507	1,297
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(481,387)	566,936	(249,748)
Other comprehensive income (loss) attributable to noncontrolling interests	(2,233)	31,724	(7,881)
COMPREHENSIVE INCOME	$3,730,974	$4,233,592	$4,091,974

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$3,578,520	$4,012,085	$3,862,144
Comprehensive income attributable to noncontrolling interests	152,454	221,507	229,830
COMPREHENSIVE INCOME	$3,730,974	$4,233,592	$4,091,974

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS For the Years Ended August 31, 2018, 2017 and 2016 (In thousands of U.S. dollars and share amounts)

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

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS — (continued) For the Years Ended August 31, 2018, 2017, and 2016 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											3,445,149		3,445,149	189,783	3,634,932
Other comprehensive income (loss)												566,936	566,936	31,724	598,660
Purchases of Class A ordinary shares								98,039	(2,552,880)	(21,258)			(2,454,841)	(98,039)	(2,552,880)
Cancellation of treasury shares			(1)	(26,858)				(413,509)	3,014,356	26,858	(2,600,846)		—		—
Share-based compensation expense							755,011	40,224					795,235		795,235
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(1,386)		(92,160)					(92,160)	(4,011)	(96,171)
Issuances of Class A ordinary shares:
Employee share programs				10,861			(715,790)	975,322	481,341	4,521	(90,612)		650,261	25,784	676,045
Upon redemption of Accenture Holdings plc ordinary shares				760				5,595					5,595	(5,595)	—
Dividends							51,677				(1,550,411)		(1,498,734)	(68,844)	(1,567,578)
Other, net								(21,841)			(1,385)		(23,226)	55,807	32,581
Balance as of August 31, 2017	$57	40	$14	638,966	$—	20,531	$1,095,026	$3,516,399	$(1,649,090)	(23,449)	$7,081,855	$(1,094,784)	$8,949,477	$760,723	$9,710,200

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS — (continued) For the Years Ended August 31, 2018, 2017, and 2016 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											4,059,907		4,059,907	154,687	4,214,594
Other comprehensive income (loss)												(481,387)	(481,387)	(2,233)	(483,620)
Purchases of Class A ordinary shares								49,766	(2,554,084)	(16,706)			(2,504,318)	(49,766)	(2,554,084)
Cancellation of treasury shares				(11,621)				(206,782)	1,582,067	11,621	(1,375,285)		—		—
Share-based compensation expense							913,801	63,107					976,908		976,908
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(821)		(80,169)					(80,169)	(4,841)	(85,010)
Issuances of Class A ordinary shares:
Employee share programs				10,077			(829,085)	1,132,024	504,159	4,201	(68,656)		738,442	14,704	753,146
Upon redemption of Accenture Holdings plc ordinary shares			1	25,906		(19,054)		408,652					408,653	(408,653)	—
Dividends							54,881				(1,725,953)		(1,671,072)	(37,652)	(1,708,724)
Other, net								(12,233)			(19,455)		(31,688)	(67,134)	(98,822)
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2018, 2017 and 2016
(In thousands of U.S. dollars)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,214,594	$3,634,932	$4,349,603
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and asset impairments	926,776	801,789	729,052
Share-based compensation expense	976,908	795,235	758,176
Pension settlement charge	—	460,908	—
(Gain) loss on sale of businesses	—	252	(848,823)
Deferred income taxes, net	94,000	(364,133)	65,940
Other, net	7,609	88,123	(53,706)
Change in assets and liabilities, net of acquisitions—
Receivables from clients, net	(476,041)	(169,714)	(177,156)
Unbilled services, current and non-current, net	(234,763)	96,392	(192,912)
Other current and non-current assets	(510,102)	(415,568)	(655,876)
Accounts payable	(167,971)	173,712	72,626
Deferred revenues, current and non-current	176,853	(38,954)	302,738
Accrued payroll and related benefits	646,416	(117,725)	386,018
Income taxes payable, current and non-current	183,933	15,721	(158,970)
Other current and non-current liabilities	188,479	12,069	90,690
Net cash provided by (used in) operating activities	6,026,691	4,973,039	4,667,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(619,187)	(515,919)	(496,566)
Purchases of businesses and investments, net of cash acquired	(657,546)	(1,704,188)	(932,542)
Proceeds from the sale of businesses and investments, net of cash transferred	20,197	(24,035)	814,538
Proceeds from sales of property and equipment	6,932	10,263	4,220
Net cash provided by (used in) investing activities	(1,249,604)	(2,233,879)	(610,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	753,146	676,045	591,357
Purchases of shares	(2,639,094)	(2,649,051)	(2,604,989)
Proceeds from (repayments of) long-term debt, net	(4,195)	(2,120)	(1,059)
Cash dividends paid	(1,708,724)	(1,567,578)	(1,438,138)
Other, net	(110,161)	(17,531)	(36,389)
Net cash provided by (used in) financing activities	(3,709,028)	(3,560,235)	(3,489,218)
Effect of exchange rate changes on cash and cash equivalents	(133,559)	42,326	(22,989)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	934,500	(778,749)	544,843
CASH AND CASH EQUIVALENTS, beginning of period	4,126,860	4,905,609	4,360,766
CASH AND CASH EQUIVALENTS, end of period	$5,061,360	$4,126,860	$4,905,609
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$19,673	$15,751	$16,285
Income taxes paid, net	$1,373,244	$1,288,788	$1,425,480
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Accenture plc is one of the world’s leading organizations providing consulting, technology and outsourcing services and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry and functional expertise, technology capabilities and alliances, and global delivery resources, Accenture plc seeks to provide differentiated services that help clients measurably improve their business performance and create sustainable value for their customers and stakeholders. Accenture plc’s global delivery model enables it to provide high-quality, cost-effective solutions to clients.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries. Prior to March 13, 2018, Accenture plc’s only business was to hold ordinary and deferred shares in, and to act as the controlling shareholder of, its subsidiary, Accenture Holdings plc, an Irish public limited company. We operated our business through Accenture Holdings plc and subsidiaries of Accenture Holdings plc. Accenture plc controlled Accenture Holdings plc’s management and operations and consolidated Accenture Holdings plc’s results in our Consolidated Financial Statements.
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
All references to Accenture Holdings plc included in this report with respect to periods prior to August 26, 2015 reflect the activity and/or balances of Accenture SCA (the predecessor of Accenture Holdings plc). The shares of Accenture Holdings plc (for applicable periods) and Accenture Canada Holdings Inc. held by persons other than us are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interest percentages were less than 1% and 4% as of August 31, 2018 and 2017, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2018” means the 12-month period that ended on August 31, 2018. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may be different from those estimates.
Revenue Recognition
Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Contracts for technology integration consulting services generally span six months to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.
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
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $690,868 and $739,212 as of August 31, 2018 and 2017, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2018, 2017 and 2016 was $333,118, $289,555, and $283,434, respectively. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $581,395 and $606,095 as of August 31, 2018 and 2017, respectively, and are included in non-current Deferred revenues. Contract acquisition and origination costs are expensed as incurred.
We enter into contracts that may consist of multiple deliverables. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple deliverables are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another deliverable. The selling price of each deliverable is determined by obtaining third party evidence of the selling price for the deliverable and is based on the price charged when largely similar services are sold on a standalone basis by us to similarly situated customers. If the amount of non-contingent revenues allocated to a deliverable accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with our accounting policies for the separate deliverables when the services have value on a stand-alone basis, selling price of the separate deliverables exists and, in arrangements that include a general right of refund relative to the completed deliverable, performance of the in-process deliverable is considered probable and substantially in our control. While determining fair value and identifying separate deliverables require judgment, generally fair value and the separate deliverables are readily identifiable as we also sell those deliverables unaccompanied by other deliverables.
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
Income Taxes
We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. We establish liabilities or reduce assets when we believe tax positions are not more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. Each fiscal quarter, we evaluate tax positions and adjust the related tax assets and liabilities in light of changing facts and circumstances.
Translation of Non-U.S. Currency Amounts
Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including certificates of deposit and time deposits. Cash and cash equivalents also include restricted cash of $45,658 and $45,547 as of August 31, 2018 and 2017, respectively, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
We record our client receivables and unbilled services at their face amounts less allowances. On a periodic basis, we evaluate our receivables and unbilled services and establish allowances based on historical experience and other currently available information. As of August 31, 2018 and 2017, total allowances recorded for client receivables and unbilled services were $49,913 and $74,450, respectively. The allowance reflects our best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, we agree to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Concentrations of Credit Risk
Our financial instruments, consisting primarily of cash and cash equivalents, foreign currency exchange rate instruments, client receivables and unbilled services, are exposed to concentrations of credit risk. We place our cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.
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
Cost method investments are periodically assessed for other-than-temporary impairment. For investments in privately held companies, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2018 or 2017, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2018	2017	2016
Research and development costs	$790,779	$704,317	$643,407
Advertising costs	78,464	79,883	80,601
Provision for (release of) doubtful accounts (1)	(1,060)	10,117	15,312
_______________

(1)	For additional information, see “Client Receivables, Unbilled Services and Allowances”.
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
September 1, 2018
The adoption of this ASU will require that we record deferred tax assets on our Consolidated Balance Sheet at the beginning of fiscal 2019. The deferred tax assets, which we expect to be up to $2.1 billion, represent income tax consequences of prior intra-entity transfers of assets, which are currently recognized over the expected life of the assets.  Beginning in fiscal 2019, we will recognize incremental income tax expense as these deferred tax assets are utilized. This could represent approximately a 3.3 percentage point increase in the annual effective tax rate for fiscal 2019.  However, the actual impact of adoption will depend on numerous factors, including management’s expectations regarding recoverability of the related deferred taxes. Adoption will not have any impact on our cash flows.

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
September 1, 2018
We expect revenue recognition across our portfolio of services to remain largely unchanged. However, the guidance will change the timing of revenue recognition in certain areas, including earlier recognition for certain variable fees and consulting services and later recognition for reimbursable expenses on certain contracts, which will be recognized with other revenues rather than when the expenses are incurred. These impacts are not expected to be material.

We adopted the ASU on September 1, 2018, using the modified retrospective method. The estimated cumulative effect adjustment to retained earnings is not material to our Consolidated Financial Statements.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2016-02: Leases and related updates
The guidance amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose additional quantitative and qualitative information about leasing arrangements. The guidance requires either a modified retrospective transition method or a cumulative effect adjustment to opening retained earnings in the period of adoption.
September 1, 2019
While we are continuing to assess the potential impact of this ASU, we currently believe the most significant impact relates to our accounting for office space operating leases. We anticipate this ASU will have a material impact on our Consolidated Balance Sheets but will not have a material impact on our other Consolidated Financial Statements or footnotes. We will apply the cumulative effect method.

2017-07:Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The guidance amends certain presentation and disclosure requirements for employers that sponsor defined benefit pension and post-retirement medical plans. The new standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis.

	September 1, 2018	The adoption of this ASU will require us to reclassify $58 million of operating expenses to non-operating expense for fiscal 2018 to conform with the fiscal 2019 treatment of these expenses.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2.    EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Fiscal
	2018	2017	2016
Basic Earnings per share
Net income attributable to Accenture plc	$4,059,907	$3,445,149	$4,111,892
Basic weighted average Class A ordinary shares	628,451,742	620,104,250	624,797,820
Basic earnings per share	$6.46	$5.56	$6.58
Diluted Earnings per share
Net income attributable to Accenture plc	$4,059,907	$3,445,149	$4,111,892
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	95,063	149,131	195,560
Net income for diluted earnings per share calculation	$4,154,970	$3,594,280	$4,307,452
Basic weighted average Class A ordinary shares	628,451,742	620,104,250	624,797,820
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	14,716,884	28,107,510	29,712,982
Diluted effect of employee compensation related to Class A ordinary shares	11,948,075	12,082,241	13,105,585
Diluted effect of share purchase plans related to Class A ordinary shares	179,449	169,226	153,887
Diluted weighted average Class A ordinary shares	655,296,150	660,463,227	667,770,274
Diluted earnings per share	$6.34	$5.44	$6.45
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2018	2017	2016
Foreign currency translation
Beginning balance	$(770,043)	$(919,963)	$(853,504)
Foreign currency translation	(310,548)	164,073	(67,884)
Income tax benefit (expense)	3,354	(988)	2,120
Portion attributable to noncontrolling interests	1,969	(13,165)	(695)
Foreign currency translation, net of tax	(305,225)	149,920	(66,459)
Ending balance	(1,075,268)	(770,043)	(919,963)

Defined benefit plans
Beginning balance	(440,619)	(809,504)	(523,619)
Actuarial gains (losses)	19,862	49,565	(481,331)
Pension settlement	3,030	509,793	—
Prior service costs arising during the period	(28,696)	847	1,561
Reclassifications into net periodic pension and post-retirement expense (1)	34,972	44,913	26,639
Income tax benefit (expense)	(7,799)	(219,817)	153,869
Portion attributable to noncontrolling interests	(34)	(16,416)	13,377
Defined benefit plans, net of tax	21,335	368,885	(285,885)
Ending balance	(419,284)	(440,619)	(809,504)

Cash flow hedges
Beginning balance	114,635	68,011	(33,288)
Unrealized gain (loss)	(169,958)	195,848	180,196
Reclassification adjustments into Cost of services	(93,105)	(118,840)	(23,004)
Income tax benefit (expense)	64,118	(28,309)	(51,153)
Portion attributable to noncontrolling interests	300	(2,075)	(4,740)
Cash flow hedges, net of tax	(198,645)	46,624	101,299
Ending balance (2)	(84,010)	114,635	68,011

Investments
Beginning balance	1,243	(264)	(1,561)
Unrealized gain (loss)	1,455	1,758	2,231
Income tax benefit (expense)	(305)	(183)	(873)
Portion attributable to noncontrolling interests	(2)	(68)	(61)
Investments, net of tax	1,148	1,507	1,297
Ending balance	2,391	1,243	(264)

Accumulated other comprehensive loss	$(1,576,171)	$(1,094,784)	$(1,661,720)
 _______________

(1)
As of August 31, 2018, $6,313 of net losses is expected to be reclassified into net periodic pension expense recognized in cost of services, sales and marketing and general and administrative costs in the next twelve months and $27,316 of net losses is expected to be reclassified into non-operating expenses in the next 12 months.

(2)	As of August 31, 2018, $21,490 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.    PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31, 2018	August 31, 2017
Buildings and land	$60	$3,162
Computers, related equipment and software	1,625,950	1,611,641
Furniture and fixtures	374,294	393,351
Leasehold improvements	1,125,814	1,044,590
Property and equipment, gross	3,126,118	3,052,744
Total accumulated depreciation	(1,862,098)	(1,912,146)
Property and equipment, net	$1,264,020	$1,140,598

Depreciation expense for fiscal 2018, 2017 and 2016 was $423,471, $362,817 and $327,736, respectively.
5.    BUSINESS COMBINATIONS AND DIVESTITURES
Business Combinations
Fiscal 2018
During fiscal 2018, we completed a number of individually immaterial acquisitions for total consideration of $596,148, net of cash acquired. These acquisitions were completed primarily to expand our services and solutions offerings. In connection with these acquisitions, we recorded goodwill of $431,087 and intangible assets of $140,403. The intangible assets primarily consist of customer-related and contract-in-progress intangibles, which are being amortized over one to twelve years. The goodwill was allocated among the reportable operating segments and is partially deductible for U.S. federal income tax purposes.
Fiscal 2017
During fiscal 2017, we completed a number of individually immaterial acquisitions for total consideration of $1,643,205, net of cash acquired. These acquisitions were completed primarily to expand our services and solutions offerings. In connection with these acquisitions, we recorded goodwill of $1,350,969 and intangible assets of $328,776. The intangible assets primarily consist of customer-related and contract-in-progress intangibles, which are being amortized over one to twelve years. The goodwill was allocated among the reportable operating segments and is partially deductible for U.S. federal income tax purposes.
Fiscal 2016
On October 20, 2015, we acquired Cloud Sherpas (through its holding company, Declarative Holdings, Inc.), a leader in cloud advisory and technology services, for approximately $409,424, net of cash acquired. This acquisition enhances our ability to provide clients with cloud strategy and technology consulting, as well as cloud application implementation, integration and management services, and resulted in approximately 1,100 employees joining us. In connection with this acquisition, we recorded goodwill of $385,337, which was allocated to all five reportable operating segments, and intangible assets of $66,522, primarily related to customer-related intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to seven years. The pro forma effects of this acquisition on our operations were not material.
During fiscal 2016, we also completed other individually immaterial acquisitions for total consideration of $458,892, net of cash acquired. These acquisitions were completed primarily to expand our services and solutions offerings. In connection with these acquisitions, we recorded goodwill of $382,326 and intangible assets of $109,981. The intangible assets primarily consist of customer-related and technology intangibles, which are being amortized over one to ten years. The goodwill was allocated among the reportable operating segments and is partially deductible for U.S. federal income tax purposes.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Divestitures
Fiscal 2016
On January 26, 2016, we completed the sale of Navitaire LLC (“Navitaire”), a wholly owned subsidiary that provides technology and business solutions to the airline industry, to Amadeus IT Group, S.A. (“Amadeus”). Concurrent with the sale, we also entered into several arrangements to provide services to Amadeus, principally infrastructure outsourcing, over five years. We received a total of $825,644, net of transaction costs and cash divested, of which $214,500 was recorded as deferred revenue attributable to arrangements to provide services to Amadeus. In connection with the sale of Navitaire, we recorded a gain of $547,584 (reported in “Gain on sale of businesses” in the Consolidated Income Statements) and recorded related income taxes of $55,759. Approximately 600 Navitaire employees transferred to Amadeus as a part of this sale.
On August 1, 2016, we completed the transfer of our Duck Creek business to Apax Partners LLP in exchange for $196,198, net of transaction costs and cash divested, and a 40% non-controlling interest in the newly formed joint venture, Duck Creek Technologies LLC (“Duck Creek”). Duck Creek’s business is to accelerate the innovation of claims, billing and policy administration software for the insurance industry. In connection with the transaction, which resulted in the recording of the retained non-controlling interest at fair value, we recorded a gain of $301,239 (reported in “Gain on sale of businesses” in the Consolidated Income Statements) and related income tax expense of $48,286. The fair value of our retained interest in Duck Creek was calculated based on the terms of the transfer and other factors related to the valuation of the non-controlling interest. Approximately 1,000 employees moved to Duck Creek as a part of this transaction.
6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2016	Additions/ Adjustments	Foreign Currency Translation	August 31, 2017	Additions/ Adjustments	Foreign Currency Translation	August 31, 2018
Communications, Media & Technology	$546,566	$220,406	$8,830	$775,802	$98,223	$(8,516)	$865,509
Financial Services	854,376	280,569	16,079	1,151,024	32,390	(21,348)	1,162,066
Health & Public Service	715,849	214,316	4,209	934,374	27,816	(3,142)	959,048
Products	1,112,991	564,519	20,630	1,698,140	270,701	(20,440)	1,948,401
Resources	379,655	56,447	6,910	443,012	13,163	(8,187)	447,988
Total	$3,609,437	$1,336,257	$56,658	$5,002,352	$442,293	$(61,633)	$5,383,012
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2017			August 31, 2018
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$809,683	$(235,315)	$574,368	$862,418	$(299,702)	$562,716
Technology	108,929	(65,453)	43,476	94,844	(55,690)	39,154
Patents	124,669	(62,543)	62,126	128,179	(66,659)	61,520
Other	52,342	(21,930)	30,412	50,490	(26,770)	23,720
Total	$1,095,623	$(385,241)	$710,382	$1,135,931	$(448,821)	$687,110

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Total amortization related to our intangible assets was $170,187, $149,417 and $117,882 for fiscal 2018, 2017 and 2016, respectively. Estimated future amortization related to intangible assets held at August 31, 2018 is as follows:

Fiscal Year	Estimated Amortization
2019	$142,050
2020	120,026
2021	107,162
2022	90,993
2023	77,285
Thereafter	149,594
Total	$687,110

7.    DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. We do not enter into derivative transactions for trading purposes. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statements.
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $59,145 as of August 31, 2018.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2018 was $140,690.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2018 and 2017, we held no derivatives that were designated as fair value or net investment hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow or net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedged item, the risk being hedged, our risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. We assess the ongoing effectiveness of our hedges using the Hypothetical Derivative Method, which measures hedge ineffectiveness based on a comparison of the change in fair value of the actual derivative designated as the hedging instrument and the change in fair value of a hypothetical derivative. The hypothetical derivative would have terms that identically match the critical terms of the hedged item. We measure and record hedge ineffectiveness at the end of each fiscal quarter.
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net gain of $93,105, $118,840 and $23,004 during fiscal 2018, 2017 and 2016, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statement and for fiscal 2018, 2017 and 2016, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2018, 2017 or 2016.
Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net loss of $114,076 for fiscal 2018, a net gain of $66,748 for fiscal 2017, and a net loss of $84,293 for fiscal 2016. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31, 2018	August 31, 2017
Assets
Cash Flow Hedges
Other current assets	$29,380	$133,935
Other non-current assets	1,065	82,770
Other Derivatives
Other current assets	28,700	11,470
Total assets	$59,145	$228,175
Liabilities
Cash Flow Hedges
Other accrued liabilities	$50,870	$21,632
Other non-current liabilities	64,365	17,244
Other Derivatives
Other accrued liabilities	25,455	12,242
Total liabilities	$140,690	$51,118
Total fair value	$(81,545)	$177,057
Total notional value	$8,783,014	$9,290,345

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

	August 31, 2018	August 31, 2017
Net derivative assets	$23,599	$189,066
Net derivative liabilities	105,144	12,009
Total fair value	$(81,545)	$177,057
8.    BORROWINGS AND INDEBTEDNESS
As of August 31, 2018, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	657,033	—
Local guaranteed and non-guaranteed lines of credit (3)	230,165	—
Total	$1,887,198	$—
_______________

(1)
This facility, which matures on December 22, 2020, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate, plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2018 and 2017, we had no borrowings under the facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2018 and 2017, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2018 and 2017, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $324,602 and $195,998 of letters of credit outstanding as of August 31, 2018 and 2017, respectively. In addition, we had total outstanding debt of $25,013 and $25,070 as of August 31, 2018 and 2017, respectively. In the fourth quarter of fiscal 2017, we entered into agreements that will allow us to establish a commercial paper program for short-term borrowings of up to $1 billion, backed by our syndicated loan facility.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.    INCOME TAXES

	Fiscal
	2018	2017	2016
Current taxes
U.S. federal	$70,050	$152,002	$314,121
U.S. state and local	3,574	17,269	38,255
Non-U.S.	1,425,875	1,175,962	835,653
Total current tax expense	1,499,499	1,345,233	1,188,029
Deferred taxes
U.S. federal	219,034	(200,483)	8,588
U.S. state and local	57,044	(26,069)	1,056
Non-U.S.	(182,078)	(137,581)	56,296
Total deferred tax (benefit) expense	94,000	(364,133)	65,940
Total	$1,593,499	$981,100	$1,253,969
The components of Income before income taxes were as follows:

	Fiscal
	2018	2017	2016
U.S. sources (1)	$645,943	$251,456	$1,047,909
Non-U.S. sources	5,162,150	4,364,576	4,555,663
Total	$5,808,093	$4,616,032	$5,603,572
 _______________

(1)	Includes U.S. pension settlement charge of $509,793 for fiscal 2017.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018. Due to the recent enactment and the complexity involved in applying the provisions of the Tax Act, we had previously recorded provisional amounts in our financial statements. In the three months ended February 28, 2018, we recognized a provisional tax expense of $136,724 primarily to remeasure our net deferred tax assets at the new, lower rates. In the three months ended May 31, 2018, we recorded an adjustment of $40,927 to our provisional tax expense resulting from our continued analysis of the Tax Act. While we now consider our analysis of these items under the Tax Act to be complete, we have not yet made an accounting policy election to consider the taxes on our intercompany transactions in determining the amount of our valuation allowance.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	Fiscal
	2018	2017	2016
U.S. federal statutory income tax rate	25.7%	35.0%	35.0%
U.S. state and local taxes, net	1.1	1.3	1.1
Non-U.S. operations taxed at lower rates	(6.1)	(16.3)	(12.6)
Final determinations (1)	(1.9)	(3.6)	(2.1)
Other net activity in unrecognized tax benefits	5.8	8.4	2.7
Divestitures	—	—	(3.4)
Excess tax benefits from share based payments	(2.3)	(2.7)	—
Changes in tax laws and rates	4.4	(1.5)	—
Other, net	0.7	0.7	1.7
Effective income tax rate	27.4%	21.3%	22.4%
_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
As of August 31, 2018, we had not recognized a deferred tax liability on $1,082,198 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $131,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2019 and 2022. Some of the holidays are renewable at reduced levels, under certain conditions, with possible renewal periods through 2032. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $103,000, $95,000 and $100,000 in fiscal 2018, 2017 and 2016, respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Changes in tax laws and tax rates decreased our net deferred tax assets by $247,216 in fiscal 2018 and increased our net deferred tax assets by $68,724 in fiscal 2017.
The components of our deferred tax assets and liabilities included the following:

	August 31, 2018	August 31, 2017
Deferred tax assets
Pensions	$254,268	$294,850
Revenue recognition	110,424	163,393
Compensation and benefits	517,850	734,373
Share-based compensation	259,276	293,546
Tax credit carryforwards	400,253	1,419,506
Net operating loss carryforwards	119,130	204,803
Depreciation and amortization	97,459	97,076
Deferred amortization deductions	728,564	705,495
Indirect effects of unrecognized tax benefits	355,152	343,832
Other	150,740	122,590
	2,993,116	4,379,464
Valuation allowance	(451,775)	(1,564,554)
Total deferred tax assets	2,541,341	2,814,910
Deferred tax liabilities
Revenue recognition	(66,128)	(80,683)
Depreciation and amortization	(214,396)	(228,166)
Investments in subsidiaries	(138,417)	(202,359)
Other	(161,322)	(225,899)
Total deferred tax liabilities	(580,263)	(737,107)
Net deferred tax assets	$1,961,078	$2,077,803
We recorded valuation allowances of $451,775 and $1,564,554 as of August 31, 2018 and 2017, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2018, we recorded a net decrease of $1,112,779 in the valuation allowance. Substantially all of this change related to the write-off of certain tax credit carryforwards for which we had a full valuation allowance. During fiscal 2017, we recorded a net increase of $321,347 in the valuation allowance. The majority of this change related to valuation allowances on certain tax credit carryforwards, as we believed it was more likely than not that these assets would not be realized.
We had tax credit carryforwards as of August 31, 2018 of $400,253, of which $19,976 will expire between 2019 and 2028, $1,838 will expire between 2029 and 2038, and $378,439 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2018 of $478,274. Of this amount, $216,476 expires between 2019 and 2028, $11,080 expires between 2029 and 2038, and $250,718 has an indefinite carryforward period.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2018, we had $1,210,520 of unrecognized tax benefits, of which $818,638, if recognized, would favorably affect our effective tax rate. As of August 31, 2017, we had $945,850 of unrecognized tax benefits, of which $609,555, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2018 and 2017 of $391,882 and $336,295, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2018	2017
Balance, beginning of year	$945,850	$985,755
Additions for tax positions related to the current year	349,343	204,321
Additions for tax positions related to prior years	317,215	254,274
Reductions for tax positions related to prior years	(284,711)	(250,135)
Statute of limitations expirations	(37,050)	(41,544)
Settlements with tax authorities	(68,605)	(221,999)
Foreign currency translation	(11,522)	15,178
Balance, end of year	$1,210,520	$945,850
We recognize interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2018, 2017 and 2016, we recognized expense of $37,230, $37,350 and $8,681 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $125,886 ($114,631, net of tax benefits) and $98,204 ($87,417, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2018 and 2017, respectively.
We are currently under audit by the U.S. Internal Revenue Service for fiscal 2016. We are also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. With limited exceptions, we are no longer subject to income tax audits by taxing authorities for the years before 2009. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $486,000 or increase by approximately $219,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.    RETIREMENT AND PROFIT SHARING PLANS
Defined Benefit Pension and Postretirement Plans
In the United States and certain other countries, we maintain and administer defined benefit retirement plans and postretirement medical plans for certain current, retired and resigned employees. In addition, our U.S. defined benefit pension plans include a frozen plan for former pre-incorporation partners, which is unfunded. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The defined benefit pension disclosures include our U.S. and material non-U.S. defined benefit pension plans.
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense were as follows:

	Pension Plans						Postretirement Plans
	August 31, 2018		August 31, 2017		August 31, 2016		August 31, 2018	August 31, 2017	August 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	4.00%	3.29%	3.75%	2.83%	3.50%	2.40%	3.98%	3.73%	3.51%
Discount rate for determining net periodic pension expense	3.75%	2.83%	3.50%	2.40%	4.50%	3.47%	3.73%	3.51%	4.46%
Long term rate of return on plan assets	4.25%	3.56%	4.25%	3.52%	4.75%	3.99%	3.64%	4.13%	4.54%
Rate of increase in future compensation for determining projected benefit obligation	2.23%	3.67%	2.25%	3.63%	2.57%	3.47%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.25%	3.63%	2.57%	3.47%	3.60%	3.56%	N/A	N/A	N/A
We utilize a full yield curve approach to estimate the service and interest cost components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This approach provides a correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a precise measurement of service and interest costs. The discount rate assumptions are based on the expected duration of the benefit payments for each of our defined benefit pension and postretirement plans as of the annual measurement date and are subject to change each year.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.9% for the plan year ending June 30, 2019. The rate is assumed to decrease on a straight-line basis to 4.5% for the plan year ending June 30, 2038 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rates would increase the benefit obligation by $79,766, while a one percentage point decrease would reduce the benefit obligation by $62,785.
U.S. Defined Benefit Pension Plan Settlement Charges
In May 2017, we settled our U.S. pension plan obligations. Plan participants elected to receive either a lump-sum distribution or to transfer benefits to a third-party annuity provider. As a result of the settlement, we were relieved of any further obligation under our U.S. pension plan. During fiscal 2017, we recorded a pension settlement charge of $509,793, and related income tax benefits of $198,219. The charge primarily consisted of unrecognized actuarial losses of $460,908 previously included in Accumulated other comprehensive loss. In connection with the settlement, we made a $118,500 cash contribution ($48,885 related to additional actuarial losses and $69,615 to fund previously recorded pension liabilities). In connection with the plan termination, we created a separate defined benefit plan, with substantially the same terms as the terminated plan, for approximately 600 active employees who are currently eligible to accrue benefits.
Pension and Postretirement Expense
Pension expense for fiscal 2018, 2017 and 2016 was $125,320, $622,302(including the above noted settlement charge) and $94,827, respectively. Postretirement expense for fiscal 2018, 2017 and 2016 was not material to our Consolidated Financial Statements.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2018 and 2017 were as follows:

	Pension Plans				Postretirement Plans
	August 31, 2018		August 31, 2017		August 31, 2018	August 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$342,863	$1,816,462	$2,030,006	$1,758,110	$529,680	$500,964
Service cost	4,233	81,840	7,380	82,727	20,929	19,898
Interest cost	10,626	46,993	48,354	36,906	17,537	15,270
Participant contributions	—	12,189	—	11,832	—	—
Acquisitions/divestitures/transfers	—	(121)	—	15,664	—	—
Amendments	—	28,696	—	(847)	—	—
Curtailment	—	(4,946)	—	—	(2,782)	—
Pension settlement	4,289	(70,124)	(1,612,824)	—	—	—
Actuarial (gain) loss	(16,149)	(25,942)	(80,507)	(76,066)	(18,001)	5,084
Benefits paid	(13,946)	(69,841)	(49,546)	(47,233)	(10,499)	(13,047)
Exchange rate impact	—	(42,494)	—	35,369	(1,232)	1,511
Benefit obligation, end of year	$331,916	$1,772,712	$342,863	$1,816,462	$535,632	$529,680
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$204,629	$1,154,128	$1,801,435	$1,081,154	$26,541	$27,130
Actual return on plan assets	(5,278)	6,792	(63,919)	42,417	(505)	(38)
Acquisitions/divestitures/transfers	—	—	—	818	—	—
Employer contributions	20,882	109,292	129,483	67,300	13,176	12,496
Participant contributions	—	12,189	—	11,832	—	—
Pension settlement	4,289	(71,562)	(1,612,824)	—	—	—
Benefits paid	(13,946)	(69,841)	(49,546)	(47,233)	(10,499)	(13,047)
Exchange rate impact	—	(13,622)	—	(2,160)	—	—
Fair value of plan assets, end of year	$210,576	$1,127,376	$204,629	$1,154,128	$28,713	$26,541
Funded status, end of year	$(121,340)	$(645,336)	$(138,234)	$(662,334)	$(506,919)	$(503,139)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$6,757	$106,621	$2,127	$64,461	$—	$—
Current liabilities	(10,854)	(27,306)	(11,047)	(21,015)	(1,856)	(1,659)
Non-current liabilities	(117,243)	(724,651)	(129,314)	(705,780)	(505,063)	(501,480)
Funded status, end of year	$(121,340)	$(645,336)	$(138,234)	$(662,334)	$(506,919)	$(503,139)

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2018 and 2017 was as follows:

	Pension Plans				Postretirement Plans
	August 31, 2018		August 31, 2017		August 31, 2018	August 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$105,580	$357,250	$112,015	$386,428	$114,827	$142,197
Prior service (credit) cost	—	22,293	—	(5,222)	23,671	27,656
Accumulated other comprehensive loss, pre-tax	$105,580	$379,543	$112,015	$381,206	$138,498	$169,853
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2018 and 2017 was as follows:

	August 31, 2018		August 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$325,152	$1,614,649	$333,588	$1,651,869
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2018 and 2017:

	Pension Plans				Postretirement Plans
	August 31, 2018		August 31, 2017		August 31, 2018	August 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$128,097	$1,009,762	$342,863	$1,037,634	$535,632	$529,680
Fair value of plan assets	—	257,805	202,502	310,839	28,713	26,541

	August 31, 2018		August 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$128,097	$848,217	$138,476	$810,330
Fair value of plan assets	—	220,220	—	208,559

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Investment Strategies
U.S. Pension Plans
The overall investment objective of the defined benefit pension plans is to match the duration of the plans’ assets to the plans’ liabilities while managing risk in order to meet current defined benefit pension obligations. The plans’ future prospects, their current financial conditions, our current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations. We recognize that asset allocation of the defined benefit pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the target asset allocations and will be dictated by current and anticipated market conditions, required cash flows and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.
Non-U.S. Pension Plans
Plan assets in non-U.S. defined benefit pension plans conform to the investment policies and procedures of each plan and to relevant legislation. The pension committee or trustee of each plan regularly, but at least annually, reviews the investment policy and the performance of the investment managers. In certain countries, the trustee is also required to consult with us. Asset allocation decisions are made to provide risk adjusted returns that align with the overall investment strategy for each plan. Generally, the investment return objective of each plan is to achieve a total annualized rate of return that exceeds inflation over the long term by an amount based on the target asset allocation mix of that plan. In certain countries, plan assets are invested in funds that are required to hold a majority of assets in bonds, with a smaller proportion in equities. Also, certain plan assets are entirely invested in contracts held with the plan insurer, which determines the strategy. Defined benefit pension plans in certain countries are unfunded.
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
Plan Assets
Our target allocation for fiscal 2019 and weighted-average plan assets allocations as of August 31, 2018 and 2017 by asset category for defined benefit pension plans were as follows:

	2019 Target Allocation		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	26%	—%	20%	—%	30%
Debt securities	100	52	94	57	94	58
Cash and short-term investments	—	2	6	2	6	2
Insurance contracts	—	17	—	17	—	6
Other	—	3	—	4	—	4
Total	100%	100%	100%	100%	100%	100%

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
The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2018 were as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$222,061	$—	$222,061
Fixed Income
Non-U.S. government debt securities	117,389	—	—	117,389
Mutual fund debt securities	4	535,092	—	535,096
Cash and short-term investments	17,687	5,502	—	23,189
Insurance contracts	—	72,820	114,960	187,780
Other	—	41,861	—	41,861
Total	$135,080	$877,336	$114,960	$1,127,376
There were no transfers between Levels 1 and 2 during fiscal 2018. The level 3 assets are invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $239,289 in Level 2 assets, primarily made up of U.S. corporate debt securities of $136,814 and U.S. government, state and local debt securities of $58,239.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2018:

Level 3 Assets	Fiscal 2018
Beginning balance	$—
Purchases, sales and settlements	130,543
Changes in fair value	(15,583)
Ending Balance	$114,960

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $93,973 in fiscal 2019 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2019 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2019	$14,168	$61,593	$14,052
2020	15,013	72,592	15,879
2021	15,795	82,049	17,811
2022	16,621	88,100	19,823
2023	17,317	103,213	22,458
2024-2028	96,921	522,427	150,083
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $485,736, $454,124 and $419,932 in fiscal 2018, 2017 and 2016, respectively.
11.    SHARE-BASED COMPENSATION
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by our shareholders in 2018 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 99,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2018, there were 24,266,070 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2018	2017	2016
Total share-based compensation expense included in Net income	$976,908	$795,235	$758,176
Income tax benefit related to share-based compensation included in Net income (1)	404,124	349,114	236,423
 _______________

(1)
Prior to the adoption of ASU 2016-09 excess tax benefits for share-based compensation were not recognized in the provision for income taxes. Therefore, fiscal 2016 excludes $92,285 of excess tax benefits from the income tax provision.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2018 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2017	21,029,042	$101.88
Granted (1)	8,166,416	153.33
Vested (2)	(8,692,766)	96.86
Forfeited	(1,424,085)	109.83
Nonvested balance as of August 31, 2018	19,078,607	$125.59
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2018, 2017 and 2016 was $153.33, $117.72 and $105.16, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2018, 2017 and 2016 was $842,002, $726,324 and $796,620, respectively.
As of August 31, 2018, there was $924,824 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.2 years. As of August 31, 2018, there were 598,447 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.
Stock Options
There were no stock options granted during fiscal 2018, 2017 or 2016. As of August 31, 2018 we had 12,274 stock options outstanding and exercisable at a weighted average exercise price of $39.46 and a weighted average remaining contractual term of 1.2 years.
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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2018, we had issued 54,111,908 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 5,428,356, 6,103,977 and 5,850,113 shares to employees in fiscal 2018, 2017 and 2016, respectively, under the 2010 ESPP.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

12.    SHAREHOLDERS’ EQUITY
Accenture plc
Ordinary Shares
We have 40,000 authorized ordinary shares, par value €1 per share. Each ordinary share of Accenture plc entitles its holder to receive payments upon a liquidation of Accenture plc; however a holder of an ordinary share is not entitled to vote on matters submitted to a vote of shareholders of Accenture plc or to receive dividends.
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
Class X Ordinary Shares
Most of our partners who received Accenture Canada Holdings Inc. exchangeable shares in connection with our transition to a corporate structure received a corresponding number of Accenture plc Class X ordinary shares. An Accenture plc Class X ordinary share entitles its holder to one vote per share, and holders of those shares do not have cumulative voting rights. A Class X ordinary share does not entitle its holder to receive dividends, and holders of those shares are not entitled to be paid any amount upon a winding-up of Accenture plc. Accenture plc may redeem, at its option, any Class X ordinary share for a redemption price equal to the par value of the Class X ordinary share. Accenture plc has separately agreed with the original holders of Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X ordinary share of such holder if the redemption would reduce the number of Class X ordinary shares held by that holder to a number that is less than the number of Accenture Canada Holdings Inc. exchangeable shares owned by that holder, as the case may be. Accenture plc will redeem Class X ordinary shares upon the redemption or exchange of Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X ordinary shares outstanding at any time does not exceed the aggregate number of Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X ordinary shares are not transferable without the consent of Accenture plc.
Equity of Subsidiaries Redeemable or Exchangeable for Accenture plc Class A Ordinary Shares
Accenture Canada Holdings Inc. Exchangeable Shares
Partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares in connection with our transition to a corporate structure. Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture plc Class A ordinary shares at any time on a one-for-one basis. We may, at our option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture plc Class A ordinary share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture plc Class A ordinary share entitles its holder.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

13.    MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, and prior to March 13, 2018, Accenture Holdings plc ordinary shares, held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2018, our aggregate available authorization was $950,443 for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during fiscal 2018 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares (3)
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	13,618,163	$2,083,762	—	$—
Other share purchase programs	—	—	571,134	85,010
Other purchases (2)	3,088,027	470,322	—	—
Total	16,706,190	$2,554,084	571,134	$85,010
 _______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During fiscal 2018, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

(3)
In connection with the internal merger described in Note 1 (Summary of Significant Accounting Policies) in which Accenture Holdings plc merged with and into Accenture plc, shareholders of Accenture Holdings plc received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, after which Accenture Holdings plc ceased to exist. Accordingly, as of March 13, 2018, there were no longer any ordinary shares of Accenture Holdings plc outstanding.

Other Share Redemptions
During fiscal 2018, we issued 25,906,176 Accenture plc Class A ordinary shares. The merger, described in Note 1 (Summary of Significant Accounting Policies) resulted in 25,554,372 Accenture plc Class A ordinary shares being issued in exchange for Accenture Holdings plc shares on March 13, 2018. Additionally, prior to the merger, we issued 351,804 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement on Form S-3 (the “registration statement”). Under the registration statement we, at our option, could issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees. In connection with the merger of Accenture Holdings plc with and into Accenture plc, we have terminated the registration statement.
Cancellation of Treasury Shares
During fiscal 2018, we cancelled 11,620,621 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $1,582,067. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Dividends
Our dividend activity during fiscal 2018 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares (1)		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2017	$1.33	October 19, 2017	$817,241	October 17, 2017	$36,373	$853,614
May 15, 2018	1.33	April 12, 2018	853,831	April 10, 2018	1,279	855,110
Total Dividends			$1,671,072		$37,652	$1,708,724
_______________

(1)
The dividend for the three months ended May 31, 2018 included payments made to holders of Accenture Canada Holdings Inc. exchangeable shares while the dividend for the three months ended November 30, 2017 included payments made to holders of both Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares. See Note 1 (Summary of Significant Accounting Policies) for additional information on Accenture Holdings plc.

The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Events
On September 26, 2018, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.46 per share on its Class A ordinary shares for shareholders of record at the close of business on October 18, 2018 payable on November 15, 2018. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. In addition, on September 27, 2018, we announced that we are changing the frequency of any cash dividend payments to shareholders during fiscal 2020 from semi-annual to quarterly.
On September 26, 2018, the Board of Directors of Accenture plc approved $5,000,000 in additional share repurchase authority bringing Accenture’s total outstanding authority to $5,950,443.
14.    LEASE COMMITMENTS
We have operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes, and sublease income from third parties during fiscal 2018, 2017 and 2016 was as follows:

	Fiscal
	2018	2017	2016
Rental expense	$653,531	$617,014	$578,149
Sublease income from third parties	(28,219)	(28,992)	(26,403)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2018 were as follows:

	Operating Lease Payments	Operating Sublease Income
2019	$598,483	$(28,083)
2020	543,125	(24,115)
2021	474,478	(17,221)
2022	411,002	(7,932)
2023	338,630	(7,661)
Thereafter	1,285,763	(40,286)
	$3,651,481	$(125,298)
15.    COMMITMENTS AND CONTINGENCIES
Commitments
We have the right to purchase at fair value, or if certain events occur may be required to purchase at fair value, the outstanding shares of our SinnerSchrader AG subsidiary. As of August 31, 2018, the fair value of the redeemable common stock of SinnerSchrader AG of $46,703 was included in Other accrued liabilities in the Consolidated Balance Sheets.
During fiscal 2018, we purchased shares related to the remaining outstanding redeemable common stock and options on redeemable common stock of our Avanade Inc. subsidiary and eliminated the liability, which was $52,996 as of August 31, 2017 and was included in Other accrued liabilities in the Consolidated Balance Sheets.
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
Typically, we have contractual recourse against third parties for certain payments we made in connection with arrangements where third-party nonperformance has given rise to the client’s claim. Payments we made under any of the arrangements described above are generally conditioned on the client making a claim, which may be disputed by us typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.
As of August 31, 2018 and 2017, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $782,000 and $697,000, respectively, of which all but approximately $130,000 and $149,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Legal Contingencies
As of August 31, 2018, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
16.    SEGMENT REPORTING
Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
Our chief operating decision makers are our Chief Executive Officer and Chief Financial Officer. Our operating segments are managed separately because each operating segment represents a strategic business unit providing consulting and outsourcing services to clients in different industries.
 Our reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding our reportable operating segments is as follows:

Fiscal
2018	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other (3)	Total
Net revenues	$8,030,775	$8,237,982	$6,688,467	$10,854,339	$5,657,178	$104,709	$39,573,450
Depreciation and amortization (1)	176,232	161,451	171,084	271,853	146,156	—	926,776
Operating income	1,368,142	1,352,870	755,559	1,649,785	714,685	—	5,841,041
Net assets as of August 31 (2)	984,345	23,666	989,150	1,571,620	1,046,216	153,725	4,768,722
2017
Net revenues	$6,884,738	$7,393,945	$6,177,846	$9,500,451	$4,847,073	$46,129	$34,850,182
Depreciation and amortization (1)	148,690	147,343	143,659	228,400	133,697	—	801,789
Operating income	1,048,786	1,207,391	772,785	1,558,680	554,760	(509,793)	4,632,609
Net assets as of August 31 (2)	916,325	155,386	911,605	1,299,898	953,820	112,264	4,349,298
2016
Net revenues	$6,615,717	$7,031,053	$5,986,878	$8,395,038	$4,838,963	$15,074	$32,882,723
Depreciation and amortization (1)	141,356	139,518	134,788	206,806	106,584	—	729,052
Operating income	965,574	1,127,750	807,012	1,282,461	627,648	—	4,810,445
Net assets as of August 31 (2)	923,764	123,827	892,569	1,281,551	820,273	(137,761)	3,904,223
_______________

(1)	Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each operating segment, as well as an allocation for amounts they do not directly control.

(2)
We do not allocate total assets by operating segment. Operating segment assets directly attributed to an operating segment and provided to the chief operating decision makers include receivables from clients, current and non-current unbilled services, deferred contract costs and current and non-current deferred revenues.

(3)	Other operating income for fiscal 2017 represents the pension settlement charge.
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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	North America	Europe	Growth Markets	Total
2018
Net revenues	$17,849,010	$14,111,622	$7,612,818	$39,573,450
Reimbursements	927,266	738,062	364,650	2,029,978
Revenues	18,776,276	14,849,684	7,977,468	41,603,428
Property and equipment, net as of August 31	375,237	319,487	569,296	1,264,020
2017
Net revenues	$16,290,842	$12,002,025	$6,557,315	$34,850,182
Reimbursements	963,911	625,073	326,312	1,915,296
Revenues	17,254,753	12,627,098	6,883,627	36,765,478
Property and equipment, net as of August 31	274,463	294,154	571,981	1,140,598
2016
Net revenues	$15,653,290	$11,512,434	$5,716,999	$32,882,723
Reimbursements	970,248	637,212	307,478	1,914,938
Revenues	16,623,538	12,149,646	6,024,477	34,797,661
Property and equipment, net as of August 31	244,351	220,500	491,691	956,542
Our business in the United States represented 43%, 45% and 46% of our consolidated net revenues during fiscal 2018, 2017 and 2016, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated net revenues during each of fiscal 2018, 2017 and 2016.
We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2018	August 31, 2017	August 31, 2016
United States	27%	23%	25%
India	19	25	25
Ireland	7	5	4

Revenues by type of work were as follows:

	Fiscal
	2018	2017	2016
Consulting	$21,573,983	$18,753,796	$17,867,891
Outsourcing	17,999,467	16,096,386	15,014,832
Net revenues	39,573,450	34,850,182	32,882,723
Reimbursements	2,029,978	1,915,296	1,914,938
Revenues	$41,603,428	$36,765,478	$34,797,661

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

17.    QUARTERLY DATA (unaudited)

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$9,523,222	$9,585,442	$10,314,999	$10,149,787	$39,573,450
Reimbursements	531,271	482,390	523,855	492,462	2,029,978
Revenues	10,054,493	10,067,832	10,838,854	10,642,249	41,603,428
Cost of services before reimbursable expenses	6,470,962	6,737,048	6,995,871	6,926,656	27,130,537
Reimbursable expenses	531,271	482,390	523,855	492,462	2,029,978
Cost of services	7,002,233	7,219,438	7,519,726	7,419,118	29,160,515
Operating income	1,485,880	1,282,764	1,619,726	1,452,671	5,841,041
Net income	1,188,542	919,540	1,058,141	1,048,371	4,214,594
Net income attributable to Accenture plc	1,123,660	863,703	1,043,020	1,029,524	4,059,907
Weighted average Class A ordinary shares:
—Basic	615,835,525	617,854,667	639,217,344	640,575,241	628,451,742
—Diluted	656,672,417	656,118,796	654,600,026	653,960,751	655,296,150
Earnings per Class A ordinary share:
—Basic	$1.82	$1.40	$1.63	$1.61	$6.46
—Diluted	1.79	1.37	1.60	1.58	6.34
Ordinary share price per share:
—High	$148.60	$165.58	$164.30	$169.92	$169.92
—Low	129.10	145.75	146.05	155.30	129.10

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$8,515,517	$8,317,671	$8,867,036	$9,149,958	$34,850,182
Reimbursements	490,086	444,511	489,751	490,948	1,915,296
Revenues	9,005,603	8,762,182	9,356,787	9,640,906	36,765,478
Cost of services before reimbursable expenses	5,785,485	5,813,515	5,957,405	6,263,285	23,819,690
Reimbursable expenses	490,086	444,511	489,751	490,948	1,915,296
Cost of services	6,275,571	6,258,026	6,447,156	6,754,233	25,734,986
Operating income	1,331,959	1,138,653	865,435	1,296,562	4,632,609
Net income	1,059,749	887,208	704,801	983,174	3,634,932
Net income attributable to Accenture plc	1,004,476	838,752	669,468	932,453	3,445,149
Weighted average Class A ordinary shares:
—Basic	621,569,764	621,999,948	619,436,804	617,515,125	620,104,250
—Diluted	663,752,830	661,079,375	658,770,425	658,384,196	660,463,227
Earnings per Class A ordinary share:
—Basic	$1.62	$1.35	$1.08	$1.51	$5.56
—Diluted	1.58	1.33	1.05	1.48	5.44
Ordinary share price per share:
—High	$124.96	$125.72	$126.53	$130.92	$130.92
—Low	108.83	112.31	114.82	119.10	108.83