Form 10-Q
period 2018-11-30
Accenture plc
filed 2018-12-20
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	November 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 3, 2018 was 665,541,059 (which number includes 28,092,464 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 3, 2018 was 650,821.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2018 and August 31, 2018
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2018	August 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,363,790	$5,061,360
Short-term investments	3,116	3,192
Receivables and contract assets	8,023,057	7,496,368
Other current assets	1,150,445	1,024,639
Total current assets	13,540,408	13,585,559
NON-CURRENT ASSETS:
Contract assets	26,324	23,036
Investments	231,980	215,532
Property and equipment, net	1,243,268	1,264,020
Goodwill	5,522,687	5,383,012
Deferred contract costs	702,903	705,124
Deferred income taxes, net	4,219,300	2,086,807
Other non-current assets	1,219,542	1,185,993
Total non-current assets	13,166,004	10,863,524
TOTAL ASSETS	$26,706,412	$24,449,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,727	$5,337
Accounts payable	1,355,538	1,348,802
Deferred revenues	2,850,452	2,837,682
Accrued payroll and related benefits	4,642,378	4,569,172
Income taxes payable	513,475	497,885
Other accrued liabilities	809,765	892,873
Total current liabilities	10,176,335	10,151,751
NON-CURRENT LIABILITIES:
Long-term debt	19,896	19,676
Deferred revenues	601,393	618,124
Retirement obligation	1,404,239	1,410,656
Deferred income taxes, net	136,139	125,729
Income taxes payable	889,554	956,836
Other non-current liabilities	423,288	441,723
Total non-current liabilities	3,474,509	3,572,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2018 and August 31, 2018	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 665,541,059 and 663,327,677 shares issued as of November 30, 2018 and August 31, 2018, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 650,821 and 655,521 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	—	—
Restricted share units	1,342,965	1,234,623
Additional paid-in capital	5,176,749	4,870,764
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2018 and August 31, 2018; Class A ordinary, 28,165,963 and 24,293,199 shares as of November 30, 2018 and August 31, 2018, respectively	(2,748,448)	(2,116,948)
Retained earnings	10,384,064	7,952,413
Accumulated other comprehensive loss	(1,476,546)	(1,576,171)
Total Accenture plc shareholders’ equity	12,678,856	10,364,753
Noncontrolling interests	376,712	359,835
Total shareholders’ equity	13,055,568	10,724,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,706,412	$24,449,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2018 and 2017
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2018	2017
REVENUES:
Revenues	$10,605,546	$9,884,313
OPERATING EXPENSES:
Cost of services	7,308,121	6,820,160
Sales and marketing	1,070,016	1,001,196
General and administrative costs	598,397	564,781
Total operating expenses	8,976,534	8,386,137
OPERATING INCOME	1,629,012	1,498,176
Interest income	19,631	11,436
Interest expense	(4,505)	(4,707)
Other income (expense), net	(33,654)	(10,781)
INCOME BEFORE INCOME TAXES	1,610,484	1,494,124
Provision for income taxes	319,160	305,582
NET INCOME	1,291,324	1,188,542
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(1,888)	(49,133)
Net income attributable to noncontrolling interests – other	(14,716)	(15,749)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,274,720	$1,123,660
Weighted average Class A ordinary shares:
Basic	638,877,445	615,835,525
Diluted	652,151,450	656,671,417
Earnings per Class A ordinary share:
Basic	$2.00	$1.82
Diluted	$1.96	$1.79
Cash dividends per share	$1.46	$1.33

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2018 and 2017
(In thousands of U.S. dollars)
(Unaudited)

	2018	2017
NET INCOME	$1,291,324	$1,188,542
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(8,617)	(27,332)
Defined benefit plans	20,413	6,230
Cash flow hedges	88,344	(17,267)
Investments	(515)	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	99,625	(38,369)
Other comprehensive income (loss) attributable to noncontrolling interests	(2,296)	(2,834)
COMPREHENSIVE INCOME	$1,388,653	$1,147,339

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,374,345	$1,085,291
Comprehensive income attributable to noncontrolling interests	14,308	62,048
COMPREHENSIVE INCOME	$1,388,653	$1,147,339

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2018
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											1,274,720		1,274,720	16,604	1,291,324
Other comprehensive income (loss)												99,625	99,625	(2,296)	97,329
Purchases of Class A shares								1,026	(787,508)	(4,861)			(786,482)	(1,026)	(787,508)
Share-based compensation expense							214,713	31,803					246,516		246,516
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(819)					(819)		(819)
Issuances of Class A shares for employee share programs				2,213			(133,965)	277,039	156,008	988	(33,244)		265,838	344	266,182
Dividends							27,594				(959,054)		(931,460)	(1,378)	(932,838)
Other, net								(3,064)			14,411		11,347	1,471	12,818
Balance as of November 30, 2018	$57	40	$15	665,541	$—	651	$1,342,965	$5,176,749	$(2,748,448)	(28,206)	$10,384,064	$(1,476,546)	$12,678,856	$376,712	$13,055,568
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2018 and 2017
(In thousands of U.S. dollars)
(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,291,324	$1,188,542
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and asset impairments	211,685	232,633
Share-based compensation expense	246,516	212,891
Deferred income taxes, net	(2,634)	(37,578)
Other, net	(42,244)	(4,714)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(536,882)	(587,222)
Other current and non-current assets	(155,787)	(154,120)
Accounts payable	(14,487)	(219,993)
Deferred revenues, current and non-current	13,280	(146,608)
Accrued payroll and related benefits	81,117	451,187
Income taxes payable, current and non-current	(47,554)	34,391
Other current and non-current liabilities	(16,826)	36,429
Net cash provided by (used in) operating activities	1,027,508	1,005,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(77,691)	(133,352)
Purchases of businesses and investments, net of cash acquired	(200,417)	(127,497)
Proceeds from sales of businesses and investments, net of cash transferred	441	—
Proceeds from sales of property and equipment	4,799	1,890
Net cash provided by (used in) investing activities	(272,868)	(258,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	266,182	239,730
Purchases of shares	(788,327)	(563,138)
Proceeds from (repayments of) long-term debt, net	(369)	135
Cash dividends paid	(932,838)	(853,614)
Other, net	(6,816)	(2,133)
Net cash provided by (used in) financing activities	(1,462,168)	(1,179,020)
Effect of exchange rate changes on cash and cash equivalents	9,958	(13,008)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(697,570)	(445,149)
CASH AND CASH EQUIVALENTS, beginning of period	5,061,360	4,126,860
CASH AND CASH EQUIVALENTS, end of period	$4,363,790	$3,681,711
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$297,166	$310,715
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on October 24, 2018.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019.
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
Allowances for Client Receivables
As of November 30, 2018 and August 31, 2018, total allowances recorded for client receivables were $55,163 and $49,913, respectively.
Depreciation and Amortization
Depreciation expense was $102,713 and $106,151 for the three months ended November 30, 2018 and 2017, respectively. As of November 30, 2018 and August 31, 2018, total accumulated depreciation was $1,928,809 and $1,862,098, respectively. Deferred transition amortization expense was $68,879 and $81,854 for the three months ended November 30, 2018 and 2017, respectively. See Note 6 (Goodwill and Intangible Assets) to these Consolidated Financial Statements for intangible asset amortization balances.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 (“Topic 606”)
On September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 has been applied to contracts that were not completed as of September 1, 2018. Results for reporting periods beginning after September 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. See Note 2 (Revenues) to these Consolidated Financial Statements for further details.
In connection with the adoption of Topic 606, we are now presenting total revenues and no longer reporting revenues before reimbursements. Prior period results have been revised to reflect this change in presentation. As a result of this change, for the three months ended November 30, 2017, both total revenues and cost of services decreased by $170,180 for hardware/software resale previously included in reimbursements. This change had no impact on operating income.
The impact of adopting the new standard was not material to our Consolidated Financial Statements. The primary impacts included additional disclosure about the nature, amount, timing and uncertainty of revenue and cash

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

flows arising from client contracts, including judgments and changes in estimates. Upon adoption, we recorded a decrease to retained earnings of $6,451, net of a tax impact of $3,071, as of September 1, 2018.
The impact of adopting the new standard for the three months ended November 30, 2018 was an increase to revenues of approximately $11.4 million. The impact on our balance sheet as of November 30, 2018 was not material with the exception of the classification of $2.1 billion of receivables and $572.3 million of contract assets, which were previously classified as Unbilled services, net.
FASB ASU No. 2016-16
On September 1, 2018, we adopted FASB ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. Upon adoption, we recorded deferred tax assets and an increase in retained earnings of $2,144,427, and we will recognize incremental income tax expense as these deferred tax assets are utilized. Our fiscal 2019 annual effective tax rate is expected to be approximately 3.3% higher due to the adoption. The adoption had no impact on cash flows.
The impact of adoption as of September 1, 2018 of FASB ASU No. 2014-09 (Topic 606) and No. 2016-16 (Topic 740) on our Consolidated Balance Sheets was as follows:

	Balance as of August 31, 2018	Adjustments Due to ASU 2014-09 (Topic 606)	Adjustments Due to ASU 2016-16 (Topic 740)	Balance as of September 1, 2018
Balance Sheet
CURRENT ASSETS
Receivables from clients, net	$4,996,454	$2,100,402	$—	$7,096,856
Unbilled services, net	2,499,914	(2,499,914)	—	—
Contract assets	—	547,809	—	547,809
Receivables and contract assets	$7,496,368	$148,297	$—	$7,644,665
NON-CURRENT ASSETS
Unbilled services, net	$23,036	$(23,036)	$—	$—
Contract assets	—	23,036	—	23,036
Deferred contract costs	705,124	(2,867)	—	702,257
Deferred income taxes, net	2,086,807	3,071	2,144,427	4,234,305

CURRENT LIABILITIES
Deferred revenues	2,837,682	154,952	—	2,992,634
SHAREHOLDERS' EQUITY
Retained earnings	7,952,413	(6,451)	2,144,427	10,090,389
FASB ASU No. 2017-07
On September 1, 2018, we adopted FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance amends certain presentation and disclosure requirements for employers with defined benefit pension and post-retirement medical plans. The standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. Upon adoption, we reclassified $12 million for the three months ended November 30, 2017 and $58 million for fiscal 2018 of operating expenses to non-operating expense to conform with the fiscal 2019 treatment of these expenses.
FASB ASU No. 2016-01
On September 1, 2018, we adopted FASB ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard requires investments previously accounted for under the cost method of accounting to be measured at fair value with changes in fair value

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

recognized in net income. Investments in equity securities that do not have readily determinable fair values will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions. We adopted this standard using the prospective method. The adoption did not have a material impact on our Consolidated Financial Statements.
New Accounting Pronouncement
The following standard, issued by the FASB, will result in a change in practice and will have a financial impact on our Consolidated Financial Statements:

Standard	Description	Accenture Adoption Date	Impact on the Financial Statements or Other Significant Matters
2016-02: Leases (Topic 842)
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

2. REVENUES
We account for revenue in accordance with Topic 606, which we adopted on September 1, 2018 using the modified retrospective method.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the client and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service based on margins for similar services sold on a standalone basis. While determining relative standalone selling price and identifying separate performance obligations require judgment, generally relative standalone selling prices and the separate performance obligations are readily identifiable as we sell those performance obligations unaccompanied by other performance obligations. Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.
Our revenues are derived from contracts for outsourcing services, technology integration consulting services and non-technology consulting services. These contracts have different terms based on the scope, performance obligations and complexity of the engagement, which frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts, fee-per-transaction contracts and contracts with multiple fee types.
The nature of our contracts gives rise to several types of variable consideration, including incentive fees. Many contracts include incentives or penalties related to costs incurred, benefits produced or adherence to schedules that may increase the variability in revenues and margins earned on such contracts. These variable amounts generally are awarded or refunded upon achievement of or failure to achieve certain performance metrics, milestones or cost targets and can be based upon client discretion. We include these variable fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee and it is not probable a significant reversal of revenue will occur. These estimates reflect the expected value of the variable fee and are based on an assessment of our anticipated performance, historical experience and other information available at the time.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Our performance obligations are satisfied over time as work progresses or at a point in time. The majority of our revenues are recognized over time based on the extent of progress towards satisfying our performance obligations. The selection of the method to measure progress towards completion requires judgment and is based on the contract and the nature of the services to be provided.
Outsourcing Contracts
Our outsourcing contracts typically span several years. Revenues are generally recognized on outsourcing contracts over time because our clients benefit from the services as they are performed. Outsourcing contracts require us to provide a series of distinct services each period over the contract term. Revenues from unit-priced contracts are recognized as transactions are processed. When contractual billings represent an amount that corresponds directly with the value provided to the client (e.g., time-and-materials contracts), revenues are recognized as amounts become billable in accordance with contract terms.
Technology Integration Consulting Services
Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems and related processes for our clients are recognized over time as control of the system is transferred continuously to the client. Contracts for technology integration consulting services generally span six months to two years. Generally, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Revenues, including estimated fees, are recorded proportionally as costs are incurred. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client.
Non-Technology Integration Consulting Services
Our contracts for non-technology integration consulting services are typically less than a year in duration. Revenues are generally recognized over time as our clients benefit from the services as they are performed, or the contract includes termination provisions enabling payment for performance completed to date. When contractual billings represent an amount that corresponds directly with the value provided to the client (e.g. time-and-materials contracts), revenues are recognized as amounts become billable in accordance with contract terms. Revenues from fixed-price contracts are generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. For non-technology integration consulting contracts which do not qualify to recognize revenue over time, we recognize revenues at a point in time when we satisfy our performance obligations and the client obtains control of the promised good or service.
On November 30, 2018, we had approximately $18 billion of remaining performance obligations. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 65% of our remaining performance obligations as revenue in fiscal 2019, an additional 18% in fiscal 2020, and the balance thereafter.
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Contract Estimates
Estimates of total contract revenues and costs are continuously monitored over the life of our contracts, and recorded revenues and cost estimates are subject to revision as the contract progresses. If at any time the estimate of contract profitability indicates an anticipated loss on a technology integration consulting contract, we recognize the loss in the quarter it first becomes probable and reasonably estimable.
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods increased our revenues by approximately $53 million for the three months ended November 30, 2018. No

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

adjustment on any one contract was material to our Consolidated Financial Statements for the three months ended November 30, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections results in Receivables, Contract assets, and Deferred revenues (Contract liabilities) on our Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly or quarterly) or upon achievement of contractual milestones. Our receivables are rights to consideration that are conditional only upon the passage of time as compared to our contract assets, which are rights to consideration conditional upon additional factors. When we bill or receive payments from our clients before revenue is recognized, we record Contract liabilities. Contract assets and liabilities are reported on our Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.
For some outsourcing contracts, we receive payments for transition or set-up activities, which are deferred and recognized as revenue as the services are provided. These advance payments are typically not a significant financing component because they are used to meet working capital demands in the early stages of a contract and to protect us from the other party failing to complete its obligations under the contract. Deferred transition revenues were $571,060 and $581,395 as of November 30, 2018 and August 31, 2018, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $689,353 and $690,868 as of November 30, 2018 and August 31, 2018, respectively, and are included in Deferred contract costs.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	As of November 30, 2018	As of September 1, 2018 (as adjusted)
Receivables, net of allowance	$7,450,798	$7,096,856
Contract assets (current)	572,259	547,809
Receivables and contract assets (current)	8,023,057	7,644,665
Contract assets (non-current)	26,324	23,036
Deferred revenues (current)	2,850,452	2,992,634
Deferred revenues (non-current)	601,393	618,124
Changes in the contract asset and liability balances during the three months ended November 30, 2018, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized in the three months ended November 30, 2018, that were included in Deferred revenues as of September 1, 2018 were $1.8 billion.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	November 30, 2018	November 30, 2017
Basic Earnings per share
Net income attributable to Accenture plc	$1,274,720	$1,123,660
Basic weighted average Class A ordinary shares	638,877,445	615,835,525
Basic earnings per share	$2.00	$1.82
Diluted Earnings per share
Net income attributable to Accenture plc	$1,274,720	$1,123,660
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	1,888	49,133
Net income for diluted earnings per share calculation	$1,276,608	$1,172,793
Basic weighted average Class A ordinary shares	638,877,445	615,835,525
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	945,336	27,262,887
Diluted effect of employee compensation related to Class A ordinary shares	12,093,353	13,298,234
Diluted effect of share purchase plans related to Class A ordinary shares	235,316	274,771
Diluted weighted average Class A ordinary shares	652,151,450	656,671,417
Diluted earnings per share	$1.96	$1.79
_______________

(1)
Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis and the redemption of all Accenture Holdings plc ordinary shares owned by holders of noncontrolling interests prior to March 13, 2018, when these were redeemed for Accenture plc Class A ordinary shares. The income effect does not take into account “Net income attributable to noncontrolling interests – other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2018	November 30, 2017
Foreign currency translation
Beginning balance	$(1,075,268)	$(770,043)
Foreign currency translation	(12,396)	(30,757)
Income tax benefit (expense)	1,324	1,074
Portion attributable to noncontrolling interests	2,455	2,351
Foreign currency translation, net of tax	(8,617)	(27,332)
Ending balance	(1,083,885)	(797,375)

Defined benefit plans
Beginning balance	(419,284)	(440,619)
Reclassifications into net periodic pension and post-retirement expense (1)	22,894	9,761
Income tax benefit (expense)	(2,451)	(3,259)
Portion attributable to noncontrolling interests	(30)	(272)
Defined benefit plans, net of tax	20,413	6,230
Ending balance	(398,871)	(434,389)

Cash flow hedges
Beginning balance	(84,010)	114,635
Unrealized gain (loss)	115,678	8,325
Reclassification adjustments into Cost of services	1,878	(28,616)
Income tax benefit (expense)	(29,082)	2,269
Portion attributable to noncontrolling interests	(130)	755
Cash flow hedges, net of tax	88,344	(17,267)
Ending balance (2)	4,334	97,368

Investments
Beginning balance	2,391	1,243
Unrealized gain (loss)	(516)	—
Portion attributable to noncontrolling interests	1	—
Investments, net of tax	(515)	—
Ending balance	1,876	1,243

Accumulated other comprehensive loss	$(1,476,546)	$(1,133,153)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.

(2)	As of November 30, 2018, $30,654 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS
During the three months ended November 30, 2018, we completed individually immaterial acquisitions for total consideration of $197,309, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2018	Additions/ Adjustments	Foreign Currency Translation	November 30, 2018
Communications, Media & Technology	$865,509	$26,650	$(7,509)	$884,650
Financial Services	1,162,066	19,058	(2,215)	1,178,909
Health & Public Service	959,048	11,571	(1,871)	968,748
Products	1,948,401	89,163	(12,236)	2,025,328
Resources	447,988	19,196	(2,132)	465,052
Total	$5,383,012	$165,638	$(25,963)	$5,522,687
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2018			November 30, 2018
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$862,418	$(299,702)	$562,716	$852,994	$(278,631)	$574,363
Technology	94,844	(55,690)	39,154	81,129	(44,320)	36,809
Patents	128,179	(66,659)	61,520	128,448	(66,771)	61,677
Other	50,490	(26,770)	23,720	49,891	(25,812)	24,079
Total	$1,135,931	$(448,821)	$687,110	$1,112,462	$(415,534)	$696,928
Total amortization related to our intangible assets was $40,093 and $44,628 for the three months ended November 30, 2018 and 2017, respectively. Estimated future amortization related to intangible assets held as of November 30, 2018 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2019	$113,734
2020	128,066
2021	114,148
2022	97,536
2023	82,553
Thereafter	160,891
Total	$696,928

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the three months ended November 30, 2018 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2018	$1.46	October 18, 2018	$931,460	October 16, 2018	$1,378	$932,838
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
8. FINANCIAL INSTRUMENTS
Derivatives
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2018 and 2017, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $48,983 and $9,534 for the three months ended November 30, 2018 and 2017, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2018	August 31, 2018
Assets
Cash Flow Hedges
Other current assets	$51,756	$29,380
Other non-current assets	21,782	1,065
Other Derivatives
Other current assets	32,794	28,700
Total assets	$106,332	$59,145
Liabilities
Cash Flow Hedges
Other accrued liabilities	$21,102	$50,870
Other non-current liabilities	19,679	64,365
Other Derivatives
Other accrued liabilities	3,744	25,455
Total liabilities	$44,525	$140,690
Total fair value	$61,807	$(81,545)
Total notional value	$7,906,411	$8,783,014
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

	November 30, 2018	August 31, 2018
Net derivative assets	$80,782	$23,599
Net derivative liabilities	18,975	105,144
Total fair value	$61,807	$(81,545)
Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $117,442 as of November 30, 2018. Prior to the adoption of FASB ASU No. 2016-01, these investments were accounted for under the cost method. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. INCOME TAXES
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018. In the three months ended February 28, 2018, we recognized tax expense of $136,742, primarily to remeasure our net deferred tax assets at the new, lower rates. In the three months ended May 31, 2018, we recorded additional tax expense of $40,927 resulting from our continued analysis of the Tax Act. We now consider our analysis and accounting for the Tax Act to be complete.
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2018 and 2017 were 19.8% and 20.5%, respectively. The lower effective tax rate for the three months ended November 30, 2018 was primarily due to higher benefits from final determinations of prior year taxes partially offset by the impact of adoption of FASB ASU No. 2016-16. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements.
10. COMMITMENTS AND CONTINGENCIES
Commitments
We have either the right to purchase at fair value or, if certain events occur, may be required to purchase at fair value outstanding shares of our SinnerSchrader AG subsidiary. As of November 30, 2018 and August 31, 2018, we have reflected the fair value of $43,015 and $46,703, respectively, related to redeemable common stock of the subsidiary in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2018 and August 31, 2018, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $765,000 and $782,000, respectively, of which all but approximately $135,000 and $130,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2018, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments is as follows:

	Three Months Ended
	November 30, 2018		November 30, 2017 (1)
	Revenues	Operating Income	Revenues	Operating Income
Communications, Media & Technology	$2,134,576	$387,021	$1,919,858	$297,685
Financial Services	2,120,162	360,848	2,142,575	372,112
Health & Public Service	1,754,490	197,435	1,683,175	225,555
Products	2,928,510	437,585	2,708,798	412,952
Resources	1,651,539	246,123	1,403,976	189,872
Other	16,269	—	25,931	—
Total	$10,605,546	$1,629,012	$9,884,313	$1,498,176
_______________

(1)
Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior period amounts have been revised to conform with the current period presentation. In addition, we updated operating group results for fiscal 2018 to include an acquisition previously categorized within Other.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2018, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2018.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2019” means the 12-month period that will end on August 31, 2019. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•	We could face legal, reputational and financial risks if we fail to protect client and/or Accenture data from security breaches or cyberattacks.

•	The markets in which we operate are highly competitive, and we might not be able to compete effectively.

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

•	Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

•	We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

•
If we are unable to protect or enforce our intellectual property rights, or if our services or solutions infringe upon the intellectual property rights of others or we lose our ability to utilize the intellectual property of others, our business could be adversely affected.

•	Changes to accounting standards or in the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2018. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

Overview
Revenues are driven by the ability of our executives to secure new contracts and to deliver services and solutions that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading services and solutions and to deploy skilled teams of professionals quickly and on a global basis.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There also continues to be volatility in foreign currency exchange rates. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, U.K. pound and Japanese yen. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results.
Effective September 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). In connection with the adoption, we present total revenues and no longer report revenues before reimbursements (net revenues). This change has no impact on operating income but does affect ratios calculated as a percentage of revenue, such as operating margin. Prior period results have been revised to reflect the fiscal 2019 presentation. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Revenues for the first quarter of fiscal 2019 increased 7% in U.S. dollars and 9.5% in local currency compared to the first quarter of fiscal 2018. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the first quarter of fiscal 2019, revenue growth in local currency was very strong in Resources, Communication, Media & Technology and Products, solid in Health & Public Service and slight in Financial Services. We experienced very strong growth in Growth Markets and North America and strong growth in Europe. Revenue growth in local currency was very strong in consulting and strong in outsourcing during the first quarter of fiscal 2019. While the business environment remained competitive, we experienced pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the first quarter of fiscal 2019 increased 8% in U.S. dollars and 10% in local currency compared to the first quarter of fiscal 2018. Consulting revenue growth in local currency in the first quarter of fiscal 2019 was led by very strong growth in Resources, strong growth in Communications, Media & Technology, Health & Public Service and Products and modest growth in Financial Services. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for the first quarter of fiscal 2019 increased 7% in U.S. dollars and 9% in local currency compared to the first quarter of fiscal 2018. Outsourcing revenue growth in local currency in the first quarter of fiscal 2019 was led by very strong growth in Communications, Media & Technology, Resources and Products, and slight growth in Health & Public Service, while growth in Financial Services remained flat. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2019, we estimate that our full fiscal 2019 revenue growth in U.S. dollars will be approximately 3% lower in U.S. dollars than our revenue growth in local currency.
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
Utilization for the first quarter of fiscal 2019 was 92%, consistent with the first quarter of fiscal 2018. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 469,000 as of November 30, 2018, compared to approximately 435,000 as of November 30, 2017. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the first quarter of fiscal 2019 was 15%, up from 13% in the first quarter of fiscal 2018. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Effective September 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), which required us to reclassify certain components of pension costs from operating expenses to non-operating expenses. Prior period results have been revised to reflect the fiscal 2019 presentation. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the first quarter of fiscal 2019 was 31.1%, compared with 31.0% for the first quarter of fiscal 2018.
Sales and marketing and General and administrative costs as a percentage of revenues were 15.7% for the first quarter of fiscal 2019, compared with 15.8% for the first quarter of fiscal 2018. We continuously monitor these costs and implement cost-management actions, as appropriate. For the first quarter of fiscal 2019 compared to the same period in fiscal 2018, Sales and marketing costs as a percentage of revenues were flat, and General and administrative costs as a percentage of revenues decreased 10 basis points.
Operating margin (Operating income as a percentage of revenues) for the first quarter of fiscal 2019 was 15.4%, compared with 15.2% for the first quarter of fiscal 2018.
Effective September 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740). Upon adoption, we recorded deferred tax assets of $2.1 billion, and we will recognize incremental income tax expense going forward as these deferred tax assets are utilized. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
New Bookings
New bookings for the first quarter of fiscal 2019 were $10.2 billion, with consulting bookings of $5.9 billion and outsourcing bookings of $4.3 billion.

Results of Operations for the Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Revenues (by operating group, geographic region and type of work) were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Three Months Ended
	November 30, 2018	November 30, 2017 (1)			November 30, 2018	November 30, 2017 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,135	$1,920	11%	14%	20%	20%
Financial Services	2,120	2,143	(1)	1	20	22
Health & Public Service	1,754	1,683	4	5	16	17
Products	2,929	2,709	8	10	28	27
Resources	1,652	1,404	18	21	16	14
Other	16	26	n/m	n/m	—	—
TOTAL REVENUES	10,606	9,884	7%	9.5%	100%	100%
GEOGRAPHIC REGIONS
North America	$4,856	$4,442	9%	10%	46%	45%
Europe	3,709	3,582	4	6	35	36
Growth Markets	2,040	1,861	10	17	19	19
TOTAL REVENUES	$10,606	$9,884	7%	9.5%	100%	100%
TYPE OF WORK
Consulting	$5,967	$5,545	8%	10%	56%	56%
Outsourcing	4,638	4,339	7	9	44	44
TOTAL REVENUES	$10,606	$9,884	7%	9.5%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and eliminated our net revenues presentation. Prior period amounts have been revised to conform with the current period presentation. In addition, we updated operating group results for fiscal 2018 to include an acquisition previously categorized within Other.

Revenues
The following revenues commentary discusses local currency revenue changes for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018:
Operating Groups

•	Communications, Media & Technology revenues increased 14% in local currency, driven by growth in Software & Platforms across all geographic regions, led by North America.

•
Financial Services revenues increased 1% in local currency, driven by growth in both industries in Growth Markets as well as Insurance in North America, partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 5% in local currency, driven by growth in Public Service in Europe and Growth Markets.

•	Products revenues increased 10% in local currency, driven by growth across all geographic regions in Industrial as well as Consumer Goods, Retail & Travel Services in Europe and Growth Markets.

•	Resources revenues increased 21% in local currency, driven by growth across all industry groups and geographic regions led by Chemicals & Natural Resources and Energy.

Geographic Regions

•	North America revenues increased 10% in local currency, driven by the United States.

•	Europe revenues increased 6% in local currency, led by Italy, Ireland, the United Kingdom, Germany and Spain.

•	Growth Markets revenues increased 17% in local currency, driven by Japan, as well as Brazil, China and Singapore.
Operating Expenses
Operating expenses for the first quarter of fiscal 2019 increased $590 million, or 7%, over the first quarter of fiscal 2018, and decreased as a percentage of revenues to 84.6% from 84.8% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2019 increased $488 million, or 7%, over the first quarter of fiscal 2018, and decreased as a percentage of revenues to 68.9% from 69.0% during this period. Gross margin for the first quarter of fiscal 2019 increased to 31.1% from 31.0% during this period.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2019 increased $69 million, or 7%, over the first quarter of fiscal 2018, and remained flat as a percentage of revenues at 10.1% during this period.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2019 increased $34 million, or 6%, over the first quarter of fiscal 2018, and decreased as a percentage of revenues to 5.6% from 5.7% during this period.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2019 increased $131 million, or 9%, over the first quarter of fiscal 2018.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	November 30, 2018		November 30, 2017 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$387	18%	$298	16%	$89
Financial Services	361	17	372	17	(11)
Health & Public Service	197	11	226	13	(28)
Products	438	15	413	15	25
Resources	246	15	190	14	56
TOTAL	$1,629	15.4%	$1,498	15.2%	$131
_______________
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2018, we adopted FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Certain components of pension service costs were reclassified from Operating expenses to Non-operating expenses. Prior period amounts have been revised to conform with the current period presentation.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2019 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018:

•	Communications, Media & Technology operating income increased primarily due to higher contract profitability and revenue growth.

•	Financial Services operating income was relatively flat year-over-year.

•	Health & Public Service operating income decreased as revenue growth was offset by higher operating expenses as a percentage of revenues.

•	Products operating income increased primarily due to revenue growth.

•	Resources operating income increased primarily due to revenue growth and higher consulting contract profitability.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2019 was 19.8%, compared with 20.5% for the first quarter of fiscal 2018. The lower effective tax rate for the three months ended November 30, 2018 was primarily due to higher benefits from final determinations of prior year taxes partially offset by the impact of adoption of FASB ASU No. 2016-16. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2019 annual effective tax rate to be in the range of 23% to 25%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the first quarter of fiscal 2019 decreased $48 million, or 74%, from the first quarter of fiscal 2018 due to the decrease in the non-controlling ownership percentage from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. driven by the Accenture Holdings plc merger with and into Accenture plc. For additional information on the merger, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Earnings Per Share
Diluted earnings per share were $1.96 for the first quarter of fiscal 2019, compared with $1.79 for the first quarter of fiscal 2018. The $0.17 increase in our diluted earnings per share was due to an increase of $0.16 from higher revenues and operating results, $0.02 from a lower effective tax rate and $0.01 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.02 from higher non-operating expense. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Liquidity and Capital Resources
As of November 30, 2018, Cash and cash equivalents was $4.4 billion, compared with $5.1 billion as of August 31, 2018.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
	November 30, 2018	November 30, 2017	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,028	$1,006	$22
Investing activities	(273)	(259)	(14)
Financing activities	(1,462)	(1,179)	(283)
Effect of exchange rate changes on cash and cash equivalents	10	(13)	23
Net increase (decrease) in cash and cash equivalents	$(698)	$(445)	$(252)
_______________
Amounts in table may not total due to rounding.
Operating activities: The $22 million year-over-year increase in operating cash flow was due to higher net income, partially offset by changes in operating assets and liabilities, including a change in timing of certain compensation payments.

Investing activities: Cash used in investing activities increased $14 million due to higher spending on business acquisitions and investments, partially offset by lower spending on property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $283 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2018, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	817	—
Local guaranteed and non-guaranteed lines of credit	225	—
Total	$2,042	$—
Under the borrowing facilities described above, we had an aggregate of $333 million of letters of credit outstanding as of November 30, 2018.
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
Our share purchase activity during the three months ended November 30, 2018 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	4,350,724	$706	—	$—
Other share purchase programs	—	—	4,700	1
Other purchases (2)	510,581	82	—	—
Total	4,861,305	$788	4,700	$1
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the three months ended November 30, 2018, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2019. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
New Accounting Pronouncements and Significant Accounting Policies
See Note 1 (Basis of Presentation) and Note 2 (Revenues) to our Consolidated Financial Statements under Item 1, “Financial Statements.” Note 2 includes updates to our revenue policy as result of the implementation of FASB ASU No. 2014-09.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended November 30, 2018, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2018. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2018, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2018.
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
Changes in Internal Control Over Financial Reporting
While we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of FASB ASU No. 2014-09 (Topic 606) on our financial statements, there has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2018. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2018 — September 30, 2018	840,141	$171.18	798,568	$5,814
October 1, 2018 — October 31, 2018	2,103,650	$159.88	1,795,184	$5,525
November 1, 2018 — November 30, 2018	1,917,514	$160.29	1,756,972	$5,244
Total (4)	4,861,305	$162.00	4,350,724
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2019, we purchased 4,350,724 Accenture plc Class A ordinary shares under this program for an aggregate price of $706 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2018, our aggregate available authorization for share purchases and redemptions was $5,244 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2018, the Board of Directors of Accenture plc has authorized an aggregate of $35,100 million for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the first quarter of fiscal 2019, Accenture purchased 510,581 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2018 (Unaudited) and August 31, 2017, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2018 and 2017, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2018, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 20, 2018

ACCENTURE PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)