Form 10-Q
period 2019-02-28
Accenture plc
filed 2019-03-28
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	February 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 14, 2019 was 670,473,793 (which number includes 32,641,215 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 14, 2019 was 650,821.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
February 28, 2019 and August 31, 2018
(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2019	August 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,464,889	$5,061,360
Short-term investments	3,111	3,192
Receivables and contract assets	8,151,411	7,496,368
Other current assets	1,213,889	1,024,639
Total current assets	13,833,300	13,585,559
NON-CURRENT ASSETS:
Contract assets	20,691	23,036
Investments	229,085	215,532
Property and equipment, net	1,282,765	1,264,020
Goodwill	5,782,856	5,383,012
Deferred contract costs	702,404	705,124
Deferred income taxes, net	4,258,979	2,086,807
Other non-current assets	1,280,128	1,185,993
Total non-current assets	13,556,908	10,863,524
TOTAL ASSETS	$27,390,208	$24,449,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,365	$5,337
Accounts payable	1,472,130	1,348,802
Deferred revenues	3,335,751	2,837,682
Accrued payroll and related benefits	4,016,627	4,569,172
Income taxes payable	554,745	497,885
Other accrued liabilities	835,431	892,873
Total current liabilities	10,219,049	10,151,751
NON-CURRENT LIABILITIES:
Long-term debt	19,753	19,676
Deferred revenues	607,038	618,124
Retirement obligation	1,412,558	1,410,656
Deferred income taxes, net	139,792	125,729
Income taxes payable	826,188	956,836
Other non-current liabilities	437,285	441,723
Total non-current liabilities	3,442,614	3,572,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2019 and August 31, 2018	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 670,312,741 and 663,327,677 shares issued as of February 28, 2019 and August 31, 2018, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 650,821 and 655,521 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	—	—
Restricted share units	954,613	1,234,623
Additional paid-in capital	5,783,062	4,870,764
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2019 and August 31, 2018; Class A ordinary, 32,399,072 and 24,293,199 shares as of February 28, 2019 and August 31, 2018, respectively	(3,357,665)	(2,116,948)
Retained earnings	11,421,964	7,952,413
Accumulated other comprehensive loss	(1,465,013)	(1,576,171)
Total Accenture plc shareholders’ equity	13,337,033	10,364,753
Noncontrolling interests	391,512	359,835
Total shareholders’ equity	13,728,545	10,724,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,390,208	$24,449,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2019 and 2018
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
REVENUES:
Revenues	$10,454,129	$9,909,238	$21,059,675	$19,793,551
OPERATING EXPENSES:
Cost of services	7,399,780	7,049,698	14,707,901	13,869,858
Sales and marketing	1,020,036	998,823	2,090,052	2,000,019
General and administrative costs	647,687	564,673	1,246,084	1,129,454
Total operating expenses	9,067,503	8,613,194	18,044,037	16,999,331
OPERATING INCOME	1,386,626	1,296,044	3,015,638	2,794,220
Interest income	19,081	9,459	38,712	20,895
Interest expense	(5,619)	(3,840)	(10,124)	(8,547)
Other income (expense), net	(23,834)	(56,866)	(57,488)	(67,647)
INCOME BEFORE INCOME TAXES	1,376,254	1,244,797	2,986,738	2,738,921
Provision for income taxes	235,534	325,257	554,694	630,839
NET INCOME	1,140,720	919,540	2,432,044	2,108,082
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(1,649)	(37,401)	(3,537)	(86,534)
Net income attributable to noncontrolling interests – other	(14,622)	(18,436)	(29,338)	(34,185)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,124,449	$863,703	$2,399,169	$1,987,363
Weighted average Class A ordinary shares:
Basic	638,639,729	617,854,667	638,750,881	616,838,561
Diluted	649,170,699	656,118,796	650,732,700	656,381,177
Earnings per Class A ordinary share:
Basic	$1.76	$1.40	$3.76	$3.22
Diluted	$1.73	$1.37	$3.69	$3.16
Cash dividends per share	$—	$—	$1.46	$1.33

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 28, 2019 and 2018
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
NET INCOME	$1,140,720	$919,540	$2,432,044	$2,108,082
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	41,645	121,623	33,028	94,291
Defined benefit plans	6,578	7,889	26,991	14,119
Cash flow hedges	(36,690)	(63,727)	51,654	(80,994)
Investments	—	1,102	(515)	1,102
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	11,533	66,887	111,158	28,518
Other comprehensive income (loss) attributable to noncontrolling interests	1,625	9,100	(671)	6,266
COMPREHENSIVE INCOME	$1,153,878	$995,527	$2,542,531	$2,142,866

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,135,982	$930,590	$2,510,327	$2,015,881
Comprehensive income attributable to noncontrolling interests	17,896	64,937	32,204	126,985
COMPREHENSIVE INCOME	$1,153,878	$995,527	$2,542,531	$2,142,866

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended February 28, 2019
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2018	$57	40	$15	665,541	$—	651	$1,342,965	$5,176,749	$(2,748,448)	(28,206)	$10,384,064	$(1,476,546)	$12,678,856	$376,712	$13,055,568
Net income											1,124,449		1,124,449	16,271	1,140,720
Other comprehensive income (loss)												11,533	11,533	1,625	13,158
Purchases of Class A shares								1,247	(995,056)	(6,663)			(993,809)	(1,247)	(995,056)
Share-based compensation expense							346,762						346,762		346,762
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares								(12,751)					(12,751)		(12,751)
Issuances of Class A shares for employee share programs				4,772			(733,906)	615,692	385,839	2,430	(87,757)		179,868	227	180,095
Dividends							(1,208)				1,208		—		—
Other, net								2,125					2,125	(2,076)	49
Balance as of February 28, 2019	$57	40	$15	670,313	$—	651	$954,613	$5,783,062	$(3,357,665)	(32,439)	$11,421,964	$(1,465,013)	$13,337,033	$391,512	$13,728,545
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended February 28, 2018
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2017	57	40	14	641,496	—	19,915	1,187,775	3,755,060	(2,046,811)	(26,172)	7,339,188	(1,133,153)	9,102,130	791,307	9,893,437
Net income											863,703		863,703	55,837	919,540
Other comprehensive income (loss)												66,887	66,887	9,100	75,987
Purchases of Class A ordinary shares								28,331	(761,075)	(4,903)			(732,744)	(28,331)	(761,075)
Share-based compensation expense							293,035						293,035		293,035
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(196)		(41,105)					(41,105)	(1,767)	(42,872)
Issuances of Class A ordinary shares:
Employee share programs				4,986			(594,994)	524,192	255,858	2,162	(46,902)		138,154	5,341	143,495
Upon redemption of Accenture Holdings plc ordinary shares				152				1,928					1,928	(1,928)
Dividends							(834)				834
Other, net								(1,568)			(7,733)		(9,301)	(73,820)	(83,121)
Balance as of February 28, 2018	$57	40	$14	646,634	$—	19,719	$884,982	$4,266,838	$(2,552,028)	(28,913)	$8,149,090	$(1,066,266)	$9,682,687	$755,739	$10,438,426
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 28, 2019
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											2,399,169		2,399,169	32,875	2,432,044
Other comprehensive income (loss)												111,158	111,158	(671)	110,487
Purchases of Class A shares								2,273	(1,782,564)	(11,524)			(1,780,291)	(2,273)	(1,782,564)
Share-based compensation expense							561,475	31,803					593,278		593,278
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(13,570)					(13,570)		(13,570)
Issuances of Class A shares for employee share programs				6,985			(867,871)	892,731	541,847	3,418	(121,001)		445,706	571	446,277
Dividends							26,386				(957,846)		(931,460)	(1,378)	(932,838)
Other, net								(939)			14,411		13,472	(605)	12,867
Balance as of February 28, 2019	$57	40	$15	670,313	$—	651	$954,613	$5,783,062	$(3,357,665)	(32,439)	$11,421,964	$(1,465,013)	$13,337,033	$391,512	$13,728,545
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

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2019 and 2018
(In thousands of U.S. dollars)
(Unaudited)

	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,432,044	$2,108,082
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and asset impairments	431,283	453,297
Share-based compensation expense	593,278	505,926
Deferred income taxes, net	(49,624)	58,562
Other, net	(79,425)	61,615
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(481,936)	(467,462)
Other current and non-current assets	(282,588)	(287,588)
Accounts payable	28,730	(179,438)
Deferred revenues, current and non-current	438,293	139,545
Accrued payroll and related benefits	(555,875)	(543,604)
Income taxes payable, current and non-current	(77,969)	(27,485)
Other current and non-current liabilities	(9,053)	108,445
Net cash provided by (used in) operating activities	2,387,158	1,929,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(217,488)	(266,248)
Purchases of businesses and investments, net of cash acquired	(515,082)	(344,104)
Proceeds from sales of businesses and investments, net of cash transferred	1,809	(398)
Other investing, net	6,218	6,115
Net cash provided by (used in) investing activities	(724,543)	(604,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	446,277	383,225
Purchases of shares	(1,796,134)	(1,367,085)
Proceeds from (repayments of) long-term debt, net	(872)	264
Cash dividends paid	(932,838)	(853,614)
Other, net	(10,524)	(45,014)
Net cash provided by (used in) financing activities	(2,294,091)	(1,882,224)
Effect of exchange rate changes on cash and cash equivalents	35,005	25,183
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(596,471)	(531,781)
CASH AND CASH EQUIVALENTS, beginning of period	5,061,360	4,126,860
CASH AND CASH EQUIVALENTS, end of period	$4,464,889	$3,595,079
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$645,379	$666,387
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019.
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
Allowances for Client Receivables
As of February 28, 2019 and August 31, 2018, total allowances recorded for client receivables were $53,616 and $49,913, respectively.
Depreciation and Amortization
Depreciation expense was $110,635 and $213,348 for the three and six months ended February 28, 2019, respectively, and $107,445 and $213,596 for the three and six months ended February 28, 2018, respectively. As of February 28, 2019 and August 31, 2018, total accumulated depreciation was $2,027,164 and $1,862,098, respectively. Deferred transition amortization expense was $68,209 and $137,088 for the three and six months ended February 28, 2019, respectively, and $71,288 and $153,142 for the three and six months ended February 28, 2018, respectively. See Note 6 (Goodwill and Intangible Assets) to these Consolidated Financial Statements for intangible asset amortization balances.
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
In connection with the adoption of Topic 606, we are now presenting total revenues and no longer reporting revenues before reimbursements. Prior period results have been revised to reflect this change in presentation. As a result of this change, for the three and six months ended February 28, 2018, both total revenues and cost of services

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

decreased by $158,594 and $328,774, respectively, for hardware/software resale previously included in reimbursements. This change had no impact on operating income.
The impact of adopting the new standard was not material to our Consolidated Financial Statements. The primary impacts included additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from client contracts, including judgments and changes in estimates. Upon adoption, we recorded a decrease to retained earnings of $6,451, net of a tax impact of $3,071, as of September 1, 2018.
The impact of adopting the new standard for the three and six months ended February 28, 2019 was an increase to revenues of approximately $6.9 million and $19.4 million, respectively. The impact on our balance sheet as of February 28, 2019 was not material with the exception of the classification of $2.2 billion of receivables and $571.8 million of contract assets, which were previously classified as Unbilled services, net.
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
FASB ASU No. 2017-07
On September 1, 2018, we adopted FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance amends certain presentation and disclosure requirements for employers with defined benefit pension and post-retirement medical plans. The standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. Upon adoption, we reclassified $13 million and $26 million for the three and six months ended February 28, 2018, respectively and $58 million for fiscal 2018 of operating expenses to non-operating expense to conform with the fiscal 2019 treatment of these expenses.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

FASB ASU No. 2016-01
On September 1, 2018, we adopted FASB ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard requires investments previously accounted for under the cost method of accounting to be measured at fair value with changes in fair value recognized in net income. Investments in equity securities that do not have readily determinable fair values will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions. We adopted this standard using the prospective method. The adoption did not have a material impact on our Consolidated Financial Statements.
New Accounting Pronouncement
The following standard, issued by the FASB, will result in a change in practice and will have a financial impact on our Consolidated Financial Statements:

Standard	Description	Accenture Adoption Date	Impact on the Financial Statements or Other Significant Matters
2016-02: Leases and related updates (Topic 842)
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
Remaining Performance Obligations
On February 28, 2019, we had approximately $19 billion of remaining performance obligations. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 57% of our remaining performance obligations as revenue in fiscal 2019, an additional 24% in fiscal 2020, and the balance thereafter.
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
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods increased our revenues by approximately $37 million and $38 million for the three and six months ended February 28, 2019, respectively. No adjustment on any one contract was material to our Consolidated Financial Statements for the three and six months ended February 28, 2019.
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
For some outsourcing contracts, we receive payments for transition or set-up activities, which are deferred and recognized as revenue as the services are provided. These advance payments are typically not a significant financing component because they are used to meet working capital demands in the early stages of a contract and to protect us from the other party failing to complete its obligations under the contract. Deferred transition revenues were $587,356 and $581,395 as of February 28, 2019 and August 31, 2018, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $702,404 and $690,868 as of February 28, 2019 and August 31, 2018, respectively, and are included in Deferred contract costs.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	February 28, 2019	As of September 1, 2018 (as adjusted)
Receivables, net of allowance	$7,579,589	$7,096,856
Contract assets (current)	571,822	547,809
Receivables and contract assets (current)	8,151,411	7,644,665
Contract assets (non-current)	20,691	23,036
Deferred revenues (current)	3,335,751	2,992,634
Deferred revenues (non-current)	607,038	618,124
Changes in the contract asset and liability balances during the six months ended February 28, 2019, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 28, 2019 that were included in Deferred revenues as of November 30, 2018 and September 1, 2018 were $1.5 billion and $2.4 billion, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Basic Earnings per share
Net income attributable to Accenture plc	$1,124,449	$863,703	$2,399,169	$1,987,363
Basic weighted average Class A ordinary shares	638,639,729	617,854,667	638,750,881	616,838,561
Basic earnings per share	$1.76	$1.40	$3.76	$3.22
Diluted Earnings per share
Net income attributable to Accenture plc	$1,124,449	$863,703	$2,399,169	$1,987,363
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	1,649	37,401	3,537	86,534
Net income for diluted earnings per share calculation	$1,126,098	$901,104	$2,402,706	$2,073,897
Basic weighted average Class A ordinary shares	638,639,729	617,854,667	638,750,881	616,838,561
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	936,572	26,754,491	940,978	27,010,093
Diluted effect of employee compensation related to Class A ordinary shares	9,405,244	11,250,825	10,756,722	12,279,965
Diluted effect of share purchase plans related to Class A ordinary shares	189,154	258,813	284,119	252,558
Diluted weighted average Class A ordinary shares	649,170,699	656,118,796	650,732,700	656,381,177
Diluted earnings per share	$1.73	$1.37	$3.69	$3.16
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Foreign currency translation
Beginning balance	$(1,083,885)	$(797,375)	$(1,075,268)	$(770,043)
Foreign currency translation	46,008	134,318	33,612	103,561
Income tax benefit (expense)	(2,685)	(1,257)	(1,361)	(183)
Portion attributable to noncontrolling interests	(1,678)	(11,438)	777	(9,087)
Foreign currency translation, net of tax	41,645	121,623	33,028	94,291
Ending balance	(1,042,240)	(675,752)	(1,042,240)	(675,752)

Defined benefit plans
Beginning balance	(398,871)	(434,389)	(419,284)	(440,619)
Pension settlement	—	2,119	—	2,119
Reclassifications into net periodic pension and post-retirement expense (1)	8,435	9,036	31,329	18,797
Income tax benefit (expense)	(1,850)	(2,933)	(4,301)	(6,192)
Portion attributable to noncontrolling interests	(7)	(333)	(37)	(605)
Defined benefit plans, net of tax	6,578	7,889	26,991	14,119
Ending balance	(392,293)	(426,500)	(392,293)	(426,500)

Cash flow hedges
Beginning balance	4,334	97,368	(84,010)	114,635
Unrealized gain (loss)	(38,653)	(53,710)	77,025	(45,385)
Reclassification adjustments into Cost of services	(8,138)	(32,105)	(6,260)	(60,721)
Income tax benefit (expense)	10,041	19,370	(19,041)	21,639
Portion attributable to noncontrolling interests	60	2,718	(70)	3,473
Cash flow hedges, net of tax	(36,690)	(63,727)	51,654	(80,994)
Ending balance (2)	(32,356)	33,641	(32,356)	33,641

Investments
Beginning balance	1,876	1,243	2,391	1,243
Unrealized gain (loss)	—	1,454	(516)	1,454
Income tax benefit (expense)	—	(305)	—	(305)
Portion attributable to noncontrolling interests	—	(47)	1	(47)
Investments, net of tax	—	1,102	(515)	1,102
Ending balance	1,876	2,345	1,876	2,345

Accumulated other comprehensive loss	$(1,465,013)	$(1,066,266)	$(1,465,013)	$(1,066,266)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.

(2)	As of February 28, 2019, $38 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS
During the six months ended February 28, 2019, we completed individually immaterial acquisitions for total consideration of $495,618, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2018	Additions/ Adjustments	Foreign Currency Translation	February 28, 2019
Communications, Media & Technology	$865,509	$49,770	$(2,618)	$912,661
Financial Services	1,162,066	123,793	1,648	1,287,507
Health & Public Service	959,048	37,729	(34)	996,743
Products	1,948,401	164,273	(3,663)	2,109,011
Resources	447,988	28,679	267	476,934
Total	$5,383,012	$404,244	$(4,400)	$5,782,856
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2018			February 28, 2019
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$862,418	$(299,702)	$562,716	$912,857	$(306,886)	$605,971
Technology	94,844	(55,690)	39,154	85,271	(47,051)	38,220
Patents	128,179	(66,659)	61,520	128,750	(67,055)	61,695
Other	50,490	(26,770)	23,720	47,844	(21,847)	25,997
Total	$1,135,931	$(448,821)	$687,110	$1,174,722	$(442,839)	$731,883
Total amortization related to our intangible assets was $40,754 and $80,847 for the three and six months ended February 28, 2019, respectively. Total amortization related to our intangible assets was $41,931 and $86,559 for the three and six months ended February 28, 2018, respectively. Estimated future amortization related to intangible assets held as of February 28, 2019 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2019	$87,304
2020	142,259
2021	126,973
2022	109,732
2023	93,201
Thereafter	172,414
Total	$731,883

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the six months ended February 28, 2019 was as follows:

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
Subsequent Event
On March 26, 2019, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.46 per share on its Class A ordinary shares for shareholders of record at the close of business on April 11, 2019 payable on May 15, 2019. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
8. FINANCIAL INSTRUMENTS
Derivatives
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2019 and 2018, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $28,945 and $77,928 for the three and six months ended February 28, 2019, respectively, and net gains of $56,316 and $46,783 for the three and six months ended February 28, 2018, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 28, 2019	August 31, 2018
Assets
Cash Flow Hedges
Other current assets	$28,802	$29,380
Other non-current assets	13,474	1,065
Other Derivatives
Other current assets	14,319	28,700
Total assets	$56,595	$59,145
Liabilities
Cash Flow Hedges
Other accrued liabilities	$28,764	$50,870
Other non-current liabilities	27,766	64,365
Other Derivatives
Other accrued liabilities	13,908	25,455
Total liabilities	$70,438	$140,690
Total fair value	$(13,843)	$(81,545)
Total notional value	$8,830,792	$8,783,014
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

	February 28, 2019	August 31, 2018
Net derivative assets	$32,656	$23,599
Net derivative liabilities	46,499	105,144
Total fair value	$(13,843)	$(81,545)
Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $117,728 as of February 28, 2019. Prior to the adoption of FASB ASU No. 2016-01, these investments were accounted for under the cost method. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. INCOME TAXES
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018. In the three months ended February 28, 2018, we recognized tax expense of $136,742, primarily to remeasure our net deferred tax assets at the new, lower rates. In the three months ended May 31, 2018, we recorded additional tax expense of $40,927 resulting from our continued analysis of the Tax Act. Our analysis and accounting for the Tax Act is complete.
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended February 28, 2019 and February 28, 2018 were 17.1% and 26.1%, respectively. Our effective tax rates for the six months ended February 28, 2019 and 2018 were 18.6% and 23.0%, respectively. Excluding tax expense associated with the enactment of the Tax Act, the effective tax rates would have been 15.1% and 18.0% for the three and six months ended February 28, 2018, respectively. The effective tax rate for the three months ended February 28, 2019 was higher primarily due to lower tax benefits from share-based payments and higher expense from the adoption of FASB ASU No. 2016-16, partially offset by a decrease in prior year tax liabilities. The effective tax rate for the six months ended February 28, 2019 was higher primarily due to lower tax benefits from share-based payments and higher expense from the adoption of FASB ASU No. 2016-16, partially offset by higher final determinations of prior year taxes. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements.
10. COMMITMENTS AND CONTINGENCIES
Commitments
We have either the right to purchase at fair value or, if certain events occur, may be required to purchase at fair value outstanding shares of our SinnerSchrader AG subsidiary. As of February 28, 2019 and August 31, 2018, we have reflected the fair value of approximately $43,000 and $47,000, respectively, related to redeemable common stock of the subsidiary in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of February 28, 2019 and August 31, 2018, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $685,000 and $782,000, respectively, of which all but approximately $141,000 and $130,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of February 28, 2019, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments, geographic regions and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2019	February 28, 2018 (1)
OPERATING GROUPS
Communications, Media & Technology	$2,145,607	$1,978,124	$4,280,183	$3,897,982
Financial Services	2,052,720	2,102,491	4,172,882	4,245,066
Health & Public Service	1,709,099	1,685,439	3,463,589	3,368,614
Products	2,906,851	2,737,389	5,835,361	5,446,187
Resources	1,640,627	1,401,892	3,292,166	2,805,868
Other	(775)	3,903	15,494	29,834
TOTAL REVENUES	$10,454,129	$9,909,238	$21,059,675	$19,793,551
GEOGRAPHY
North America	$4,753,796	$4,415,923	$9,610,098	$8,857,667
Europe	3,632,765	3,599,496	7,341,580	7,181,363
Growth Markets	2,067,568	1,893,819	4,107,997	3,754,521
TOTAL REVENUES	$10,454,129	$9,909,238	$21,059,675	$19,793,551
TYPE OF WORK
Consulting	$5,786,965	$5,476,397	$11,754,337	$11,021,233
Outsourcing	4,667,164	4,432,841	9,305,338	8,772,318
TOTAL REVENUES	$10,454,129	$9,909,238	$21,059,675	$19,793,551

	Operating Income
	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2019	February 28, 2018 (1)
OPERATING GROUPS
Communications, Media & Technology	$368,338	$316,853	$755,359	$614,538
Financial Services	269,214	311,063	630,062	683,175
Health & Public Service	145,649	157,675	343,085	383,230
Products	375,179	378,490	812,763	791,442
Resources	228,246	131,963	474,369	321,835
Other	—	—	—	—
TOTAL OPERATING INCOME	$1,386,626	$1,296,044	$3,015,638	$2,794,220
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
As previously announced, on January 10, 2019, Pierre Nanterme stepped down as our chairman and chief executive officer and as a director for health reasons. Effective January 10, 2019, the Board of Directors appointed David Rowland, who was serving as our chief financial officer, as the interim chief executive officer and a director of Accenture, and KC McClure, who was serving as our managing director—Finance Operations, as our chief financial officer, and named our lead independent director, Marge Magner, as the non-executive chair of the board. We subsequently announced the passing of Mr. Nanterme on January 31, 2019.
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
Summary of Results
Revenues for the second quarter of fiscal 2019 increased 5% in U.S. dollars and 9% in local currency compared to the second quarter of fiscal 2018. Revenues for the six months ended February 28, 2019 increased 6% in U.S. dollars and 9% in local currency compared to the six months ended February 28, 2018. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the second quarter of fiscal 2019, revenue growth in local currency was very strong in Resources, Communication, Media & Technology and Products, and modest in Health & Public Service and Financial Services. We experienced very strong growth in Growth Markets and strong growth in North America and Europe. Revenue growth in local currency was strong in consulting and outsourcing during the second quarter of fiscal 2019. While the business environment remained competitive, we experienced pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2019 increased 6% in U.S. dollars and 9% in local currency compared to the second quarter of fiscal 2018. Consulting revenues for the six months ended February 28, 2019 increased 7% in U.S. dollars and 10% in local currency compared to the six months ended February 28, 2018. Consulting revenue growth in local currency in the second quarter of fiscal 2019 was led by very strong growth in Resources, strong growth in Products, Communications, Media & Technology and Health & Public Service and slight growth in Financial Services. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for the second quarter of fiscal 2019 increased 5% in U.S. dollars and 9% in local currency compared to the second quarter of fiscal 2018. Outsourcing revenues for the six months ended February 28, 2019 increased 6% in U.S. dollars and 9% in local currency compared to the six months ended February 28, 2018. Outsourcing revenue growth in local currency in the second quarter of fiscal 2019 was led by very strong growth in Communications, Media & Technology, Resources and Products, and modest growth in Financial Services, while Health & Public Service had a slight decline. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and six months ended February 28, 2019 compared to the three and six months ended February 28, 2018, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 4% and 3% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2019, we estimate that our full fiscal 2019 revenue growth in U.S. dollars will be approximately 3% lower in U.S. dollars than our revenue growth in local currency.
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
Utilization for the second quarter of fiscal 2019 was 91%, consistent with the second quarter of fiscal 2018. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 477,000 as of February 28, 2019, compared to approximately 442,000 as of February 28, 2018. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the second quarter of fiscal 2019 was 15%, up from 13% in the second quarter of fiscal 2018. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the second quarter of fiscal 2019 was 29.2%, compared with 28.9% for the second quarter of fiscal 2018. Gross margin for the six months ended February 28, 2019 was 30.2% compared with 29.9% for the six months ended February 28, 2018. The increase in gross margin for the second quarter of fiscal 2019 was primarily due to lower labor costs, compared to the second quarter of fiscal 2018. The increase in gross margin for the six months ended February 28, 2019 was primarily due to lower non-payroll costs, compared to the same period in fiscal 2018.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.0% for the second quarter of fiscal 2019 and 15.8% for the six months ended February 28, 2019, compared with 15.8% for both the second quarter of fiscal 2018 and six months ended February 28, 2018. We continuously monitor these costs and implement cost-management actions, as appropriate. For the second quarter of fiscal 2019 compared to the same period in fiscal 2018, Sales and marketing costs as a percentage of revenues decreased 30 basis points, primarily due to improved operational efficiency in our business development activities and General and administrative costs as a percentage of revenues increased 50 basis points, primarily due to the recognition of share-based compensation upon the previously disclosed vesting and settlement of our former chairman and chief executive officer’s restricted share units in connection with his resignation for health reasons during the second quarter of fiscal 2019. For the six months ended February 28, 2019 compared to the same period in fiscal 2018, Sales and marketing costs as a percentage of revenues decreased 20 basis points, and General and administrative costs as a percentage of revenues increased 20 basis points.

Operating margin (Operating income as a percentage of revenues) for the second quarter of fiscal 2019 was 13.3%, compared with 13.1% for the second quarter of fiscal 2018. Operating margin for the six months ended February 28, 2019 was 14.3%, compared with 14.1% for the six months ended February 28, 2018.
Effective September 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740). Upon adoption, we recorded deferred tax assets of $2.1 billion, and we will recognize incremental income tax expense going forward as these deferred tax assets are utilized. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the three and six months ended February 28, 2019 were 17.1% and 18.6%, respectively. The effective tax rates for the three and six months ended February 28, 2018 were 26.1% and 23.0%, respectively. In the second quarter of fiscal 2018, we recorded a $137 million tax charge associated with the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”). Absent this charge, our effective tax rates for the three and six months ended February 28, 2018 would have been 15.1% and 18.0%, respectively. For additional information see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Diluted earnings per share were $1.73 for the second quarter of fiscal 2019, compared with $1.37 for the second quarter of fiscal 2018. Diluted earnings per share were $3.69 for the six months ended February 28, 2019, compared with $3.16 for the six months ended February 28, 2018. The tax charge decreased fiscal 2018 diluted earnings per share by $0.21 in both the second quarter and six months ended February 28, 2018. Excluding the impact of this charge, diluted earnings per share would have been $1.58 for the second quarter of fiscal 2018 and $3.37 for the six months ended February 28, 2018.
We have presented effective tax rate and diluted earnings per share excluding the impact of the tax charge in fiscal 2018, as we believe doing so facilitates understanding as to both the impact of the charge and our financial performance.
New Bookings
New bookings for the second quarter of fiscal 2019 were $11.8 billion, with consulting bookings of $6.7 billion and outsourcing bookings of $5.1 billion. New bookings for the six months ended February 28, 2019 were $22.0 billion, with consulting bookings of $12.6 billion and outsourcing bookings of $9.3 billion.

Results of Operations for the Three Months Ended February 28, 2019 Compared to the Three Months Ended February 28, 2018
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Revenues (by operating group, geographic region and type of work) were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Three Months Ended
	February 28, 2019	February 28, 2018 (1)			February 28, 2019	February 28, 2018 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,146	$1,978	8%	12%	20%	20%
Financial Services	2,053	2,102	(2)	2	20	21
Health & Public Service	1,709	1,685	1	3	16	17
Products	2,907	2,737	6	10	28	28
Resources	1,641	1,402	17	22	16	14
Other	(1)	4	n/m	n/m	—	—
TOTAL REVENUES	10,454	9,909	5%	9%	100%	100%
GEOGRAPHIC REGIONS
North America	$4,754	$4,416	8%	8%	45%	45%
Europe	3,633	3,599	1	7	35	36
Growth Markets	2,068	1,894	9	16	20	19
TOTAL REVENUES	$10,454	$9,909	5%	9%	100%	100%
TYPE OF WORK
Consulting	$5,787	$5,476	6%	9%	55%	55%
Outsourcing	4,667	4,433	5	9	45	45
TOTAL REVENUES	$10,454	$9,909	5%	9%	100%	100%
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

Revenues
The following revenues commentary discusses local currency revenue changes for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018:
Operating Groups

•	Communications, Media & Technology revenues increased 12% in local currency, driven by growth in Software & Platforms across all geographic regions, led by North America.

•
Financial Services revenues increased 2% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets, partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 3% in local currency, driven by growth in Public Service in Europe and Growth Markets.

•
Products revenues increased 10% in local currency, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services in Europe and Growth Markets, and Industrial in Europe.

•	Resources revenues increased 22% in local currency, driven by growth across all industry groups and geographic regions.

Geographic Regions

•	North America revenues increased 8% in local currency, driven by the United States.

•	Europe revenues increased 7% in local currency, led by Italy, the United Kingdom, France and Ireland.

•	Growth Markets revenues increased 16% in local currency, driven by Japan, as well as Brazil, China and Singapore.
Operating Expenses
Operating expenses for the second quarter of fiscal 2019 increased $454 million, or 5%, over the second quarter of fiscal 2018, and decreased as a percentage of revenues to 86.7% from 86.9% during this period.
Cost of Services
Cost of services for the second quarter of fiscal 2019 increased $350 million, or 5%, over the second quarter of fiscal 2018, and decreased as a percentage of revenues to 70.8% from 71.1% during this period. Gross margin for the second quarter of fiscal 2019 increased to 29.2% from 28.9% during the second quarter of fiscal 2018.The increase in gross margin was primarily due to lower labor costs compared to the same period in fiscal 2018.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2019 increased $21 million, or 2%, over the second quarter of fiscal 2018, and decreased as a percentage of revenues to 9.8% from 10.1% during this period. The decrease as a percentage of revenues was primarily due to improved operational efficiency in our business development activities compared to the same period in fiscal 2018.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2019 increased $83 million, or 15%, over the second quarter of fiscal 2018, and increased as a percentage of revenues to 6.2% from 5.7% during this period. The increase as a percentage of revenues was primarily due to higher share-based compensation as discussed in the Overview.
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2019 increased $91 million, or 7%, over the second quarter of fiscal 2018.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	February 28, 2019		February 28, 2018 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$368	17%	$317	16%	$51
Financial Services	269	13	311	15	(42)
Health & Public Service	146	9	158	9	(12)
Products	375	13	378	14	(3)
Resources	228	14	132	9	96
TOTAL	$1,387	13.3%	$1,296	13.1%	$91
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

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2019 was similar to that disclosed for revenue. In addition, during the second quarter of fiscal 2019, we experienced higher share-based compensation as discussed in the Overview. The commentary below provides insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher contract profitability.

•	Financial Services operating income decreased as higher consulting contract profitability and revenue growth were offset by higher operating expenses as a percentage of revenues.

•	Health & Public Service operating income decreased as revenue growth and higher outsourcing contract profitability were offset by higher operating expenses as a percentage of revenues.

•	Products operating income was relatively flat year-over-year as revenue growth and higher consulting contract profitability were offset by higher operating expenses as a percentage of revenues.

•	Resources operating income increased primarily due to revenue growth and higher contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments in privately held companies. For the second quarter of fiscal 2019, other expense decreased $33 million from the second quarter of fiscal 2018, primarily due to lower net foreign exchange losses.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2019 was 17.1%, compared with 26.1% for the second quarter of fiscal 2018. In the second quarter of fiscal 2018, we recorded a $137 million tax charge associated with the enactment of the Tax Act. Absent this charge, our effective tax rate for the second quarter of fiscal 2018 would have been 15.1%. The higher effective tax rate for the three months ended February 28, 2019 was primarily due to lower tax benefits from share-based payments and higher expense from the adoption of FASB ASU No. 2016-16, partially offset by a decrease in prior year tax liabilities. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the second quarter of fiscal 2019 decreased $40 million, or 71%, from the second quarter of fiscal 2018 due to the decrease in the non-controlling ownership percentage from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. driven by the Accenture Holdings plc merger with and into Accenture plc. For additional information on the merger, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Earnings Per Share
Diluted earnings per share were $1.73 for the second quarter of fiscal 2019, compared with $1.37 for the second quarter of fiscal 2018. The $0.36 increase in our diluted earnings per share included the impact of the $137 million tax charge associated with the Tax Act, which decreased diluted earnings per share for the second quarter of fiscal 2018 by $0.21. Excluding the impact of this charge, diluted earnings per share for the second quarter of fiscal 2019 increased $0.15 compared with the second quarter of fiscal 2018, due to an increase of $0.12 from higher revenues and operating results, $0.05 from lower non-operating expense and $0.02 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.04 from a higher effective tax rate. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Six Months Ended February 28, 2019 Compared to the Six Months Ended February 28, 2018
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Revenues (by operating group, geographic region and type of work) were as follows:

	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Six Months Ended
	February 28, 2019	February 28, 2018 (1)			February 28, 2019	February 28, 2018 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$4,280	$3,898	10%	13%	20%	20%
Financial Services	4,173	4,245	(2)	1	20	21
Health & Public Service	3,464	3,369	3	4	16	17
Products	5,835	5,446	7	10	28	28
Resources	3,292	2,806	17	22	16	14
Other	15	30	n/m	n/m	—	—
Total	21,060	19,794	6%	9%	100%	100%
GEOGRAPHIC REGIONS
North America	$9,610	$8,858	8%	9%	46%	45%
Europe	7,342	7,181	2	6	35	36
Growth Markets	4,108	3,755	9	16	19	19
Total	$21,060	$19,794	6%	9%	100%	100%
TYPE OF WORK
Consulting	$11,754	$11,021	7%	10%	56%	56%
Outsourcing	9,305	8,772	6	9	44	44
Total	$21,060	$19,794	6%	9%	100%	100%
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

Revenues
The following revenues commentary discusses local currency revenue changes for the six months ended February 28, 2019 compared to the six months ended February 28, 2018:
Operating Groups

•	Communications, Media & Technology revenues increased 13% in local currency, driven by growth in Software & Platforms across all geographic regions, led by North America.

•
Financial Services revenues increased 1% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets, partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 4% in local currency, driven by growth in Public Service in Europe and Growth Markets.

•
Products revenues increased 10% in local currency, driven by growth across all industry groups and geographic regions, led by Industrial, and Consumer Goods, Retail & Travel Services in Europe and Growth Markets.

•	Resources revenues increased 22% in local currency, driven by growth across all industry groups and geographic regions.

Geographic Regions

•	North America revenues increased 9% in local currency, driven by the United States.

•	Europe revenues increased 6% in local currency, led by Italy, the United Kingdom, Ireland, and France.

•	Growth Markets revenues increased 16% in local currency, driven by Japan, as well as Brazil, China and Singapore.
Operating Expenses
Operating expenses for the six months ended February 28, 2019 increased $1,045 million, or 6%, over the six months ended February 28, 2018, and decreased as a percentage of revenues to 85.7% from 85.9% during this period.
Cost of Services
Cost of services for the six months ended February 28, 2019 increased $838 million, or 6%, over the six months ended February 28, 2018, and decreased as a percentage of revenues to 69.8% from 70.1% during this period. Gross margin for the six months ended February 28, 2019 increased to 30.2% from 29.9% during the six months ended February 28, 2018. The increase in gross margin was primarily due to lower non-payroll costs compared to the same period in fiscal 2018.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2019 increased $90 million, or 5%, over the six months ended February 28, 2018, and decreased as a percentage of revenues to 9.9% from 10.1% during this period.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2019 increased $117 million, or 10%, over the six months ended February 28, 2018, and increased as a percentage of revenues to 5.9% from 5.7% during this period.
Operating Income and Operating Margin
Operating income for the six months ended February 28, 2019 increased $221 million, or 8%, over the six months ended February 28, 2018.
Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended
	February 28, 2019		February 28, 2018 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$755	18%	$615	16%	$141
Financial Services	630	15	683	16	(53)
Health & Public Service	343	10	383	11	(40)
Products	813	14	791	15	21
Resources	474	14	322	11	153
TOTAL	$3,016	14.3%	$2,794	14.1%	$221
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

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 28, 2019 was similar to that disclosed for revenue. In addition, during the six months ended February 28, 2019, we experienced higher share-based compensation as discussed in the Overview. The commentary below provides insight into other factors affecting operating group performance and operating margin for the six months ended February 28, 2019 compared with the six months ended February 28, 2018:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher contract profitability.

•	Financial Services operating income decreased as higher contract profitability and revenue growth were offset by higher operating expenses as a percentage of revenues.

•	Health & Public Service operating income decreased as revenue growth and higher outsourcing contract profitability were offset by higher operating expenses as a percentage of revenues.

•	Products operating income increased primarily due to revenue growth and higher contract profitability, partially offset by higher operating expenses as a percentage of revenues.

•	Resources operating income increased primarily due to revenue growth and higher consulting contract profitability.
Provision for Income Taxes
The effective tax rate for the six months ended February 28, 2019 was 18.6%, compared with 23.0% for the six months ended February 28, 2018. In the second quarter of fiscal 2018, we recorded a $137 million tax charge associated with the enactment of the Tax Act. Absent this charge, our effective tax rate for the six months ended February 28, 2018 would have been 18.0%. The higher effective tax rate for the six months ended February 28, 2019 was primarily due to lower tax benefits from share-based payments and higher expense from the adoption of FASB ASU No. 2016-16, partially offset by higher benefits from final determinations of prior year taxes. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2019 annual effective tax rate to be in the range of 22.5% to 23.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the six months ended February 28, 2019 decreased $88 million, or 73%, from the six months ended February 28, 2018 due to the decrease in the non-controlling ownership percentage from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. driven by the Accenture Holdings plc merger with and into Accenture plc. For additional information on the merger, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Earnings Per Share
Diluted earnings per share were $3.69 for the six months ended February 28, 2019, compared with $3.16 for the six months ended February 28, 2018. The $0.53 increase in our diluted earnings per share included the impact of the $137 million tax charge associated with the Tax Act, which decreased diluted earnings per share for the six months ended February 28, 2018 by $0.21. Excluding the impact of this charge, diluted earnings per share for the six months ended February 28, 2019 increased $0.32 compared with the six months ended February 28, 2018, due to an increase of $0.28 from higher revenues and operating results, $0.03 from lower non-operating expenses and $0.03 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.02 from a higher effective tax rate.For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of February 28, 2019, Cash and cash equivalents was $4.5 billion, compared with $5.1 billion as of August 31, 2018.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 28, 2019	February 28, 2018	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,387	$1,930	$457
Investing activities	(725)	(605)	(120)
Financing activities	(2,294)	(1,882)	(412)
Effect of exchange rate changes on cash and cash equivalents	35	25	10
Net increase (decrease) in cash and cash equivalents	$(596)	$(532)	$(65)
_______________
Amounts in table may not total due to rounding.
Operating activities: The $457 million year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities, including an increase in accounts payable.
Investing activities: The $120 million increase in cash used was primarily due to higher spending on business acquisitions and investments, partially offset by lower spending on property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $412 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2019, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	828	—
Local guaranteed and non-guaranteed lines of credit	224	—
Total	$2,052	$—
Under the borrowing facilities described above, we had an aggregate of $386 million of letters of credit outstanding as of February 28, 2019.

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
Our share purchase activity during the six months ended February 28, 2019 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	8,985,394	$1,405	—	$—
Other share purchase programs	—	—	84,700	14
Other purchases (2)	2,538,862	378	—	—
Total	11,524,256	$1,783	84,700	$14
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the six months ended February 28, 2019, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 28, 2019, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2018. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2018, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2018.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2018 — December 31, 2018	2,090,489	$151.58	1,810,579	$4,972
January 1, 2019 — January 31, 2019	3,237,585	$144.58	1,724,385	$4,718
February 1, 2019 — February 28, 2019	1,334,877	$157.38	1,099,706	$4,532
Total (4)	6,662,951	$149.34	4,634,670
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2019, we purchased 4,634,670 Accenture plc Class A ordinary shares under this program for an aggregate price of $699 million. The open-market purchase program does not have an expiration date.

(3)
As of February 28, 2019, our aggregate available authorization for share purchases and redemptions was $4,532 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2019, the Board of Directors of Accenture plc has authorized an aggregate of $35,100 million for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the second quarter of fiscal 2019, Accenture purchased 2,028,281 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Amendment to Employment Agreement between Accenture SAS and Pierre Nanterme, dated as of January 10, 2019 (filed herewith)

10.2*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2019 (Unaudited) and August 31, 2018, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2019 and 2018, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 28, 2019, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

(*) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 28, 2019

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)