Form 10-Q
period 2019-05-31
Accenture plc
filed 2019-06-27
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	May 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34448

Accenture plc
(Exact name of registrant as specified in its charter)

Ireland	98-0627530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Grand Canal Square,
Grand Canal Harbour,
Dublin 2, Ireland
(Address of principal executive offices)
(353) (1) 646-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0000225 per share	ACN	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 13, 2019 was 671,999,633 (which number includes 34,858,446 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 13, 2019 was 637,146.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
May 31, 2019 and August 31, 2018
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2019	August 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,769,158	$5,061,360
Short-term investments	3,338	3,192
Receivables and contract assets	8,134,147	7,496,368
Other current assets	1,235,017	1,024,639
Total current assets	14,141,660	13,585,559
NON-CURRENT ASSETS:
Contract assets	19,739	23,036
Investments	235,286	215,532
Property and equipment, net	1,341,548	1,264,020
Goodwill	6,078,816	5,383,012
Deferred contract costs	685,605	705,124
Deferred income taxes, net	4,222,011	2,086,807
Other non-current assets	1,431,695	1,185,993
Total non-current assets	14,014,700	10,863,524
TOTAL ASSETS	$28,156,360	$24,449,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,137	$5,337
Accounts payable	1,562,995	1,348,802
Deferred revenues	3,255,784	2,837,682
Accrued payroll and related benefits	4,461,985	4,569,172
Income taxes payable	512,820	497,885
Other accrued liabilities	754,266	892,873
Total current liabilities	10,551,987	10,151,751
NON-CURRENT LIABILITIES:
Long-term debt	19,855	19,676
Deferred revenues	571,769	618,124
Retirement obligation	1,419,191	1,410,656
Deferred income taxes, net	149,196	125,729
Income taxes payable	875,850	956,836
Other non-current liabilities	425,554	441,723
Total non-current liabilities	3,461,415	3,572,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2019 and August 31, 2018	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 671,836,371 and 663,327,677 shares issued as of May 31, 2019 and August 31, 2018, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 637,146 and 655,521 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	—	—
Restricted share units	1,195,983	1,234,623
Additional paid-in capital	6,059,471	4,870,764
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2019 and August 31, 2018; Class A ordinary, 34,640,120 and 24,293,199 shares as of May 31, 2019 and August 31, 2018, respectively	(3,761,010)	(2,116,948)
Retained earnings	11,709,317	7,952,413
Accumulated other comprehensive loss	(1,466,509)	(1,576,171)
Total Accenture plc shareholders’ equity	13,737,324	10,364,753
Noncontrolling interests	405,634	359,835
Total shareholders’ equity	14,142,958	10,724,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,156,360	$24,449,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2019 and 2018
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
REVENUES:
Revenues	$11,099,688	$10,694,996	$32,159,363	$30,488,547
OPERATING EXPENSES:
Cost of services	7,571,390	7,362,981	22,279,291	21,232,839
Sales and marketing	1,184,164	1,106,543	3,274,216	3,106,562
General and administrative costs	626,191	590,597	1,872,275	1,720,051
Total operating expenses	9,381,745	9,060,121	27,425,782	26,059,452
OPERATING INCOME	1,717,943	1,634,875	4,733,581	4,429,095
Interest income	21,402	12,687	60,114	33,582
Interest expense	(5,348)	(5,839)	(15,472)	(14,386)
Other income (expense), net	(29,690)	(29,165)	(87,178)	(96,812)
INCOME BEFORE INCOME TAXES	1,704,307	1,612,558	4,691,045	4,351,479
Provision for income taxes	435,658	554,417	990,352	1,185,256
NET INCOME	1,268,649	1,058,141	3,700,693	3,166,223
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(1,676)	(6,997)	(5,213)	(93,531)
Net income attributable to noncontrolling interests – other	(17,457)	(8,124)	(46,795)	(42,309)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,249,516	$1,043,020	$3,648,685	$3,030,383
Weighted average Class A ordinary shares:
Basic	637,831,341	639,217,344	638,439,707	624,365,464
Diluted	649,297,717	654,600,026	650,144,931	655,739,568
Earnings per Class A ordinary share:
Basic	$1.96	$1.63	$5.72	$4.85
Diluted	$1.93	$1.60	$5.62	$4.76
Cash dividends per share	$1.46	$1.33	$2.92	$2.66

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2019 and 2018
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
NET INCOME	$1,268,649	$1,058,141	$3,700,693	$3,166,223
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(102,620)	(230,997)	(69,592)	(136,706)
Defined benefit plans	5,890	(2,683)	32,881	11,436
Cash flow hedges	96,382	(43,801)	148,036	(124,795)
Investments	(1,148)	46	(1,663)	1,148
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(1,496)	(277,435)	109,662	(248,917)
Other comprehensive income (loss) attributable to noncontrolling interests	(4,188)	(5,926)	(4,859)	340
COMPREHENSIVE INCOME	$1,262,965	$774,780	$3,805,496	$2,917,646

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,248,020	$765,585	$3,758,347	$2,781,466
Comprehensive income attributable to noncontrolling interests	14,945	9,195	47,149	136,180
COMPREHENSIVE INCOME	$1,262,965	$774,780	$3,805,496	$2,917,646

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended May 31, 2019
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2019	$57	40	$15	670,313	$—	651	$954,613	$5,783,062	$(3,357,665)	(32,439)	$11,421,964	$(1,465,013)	$13,337,033	$391,512	$13,728,545
Net income											1,249,516		1,249,516	19,133	1,268,649
Other comprehensive income (loss)												(1,496)	(1,496)	(4,188)	(5,684)
Purchases of Class A shares								568	(485,625)	(2,792)			(485,057)	(568)	(485,625)
Share-based compensation expense							226,158	37,516					263,674		263,674
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(14)		(2,829)					(2,829)		(2,829)
Issuances of Class A shares for employee share programs				1,523			(16,437)	242,228	82,280	551	(249)		307,822	355	308,177
Dividends							31,649				(961,914)		(930,265)	(1,250)	(931,515)
Other, net								(1,074)					(1,074)	640	(434)
Balance as of May 31, 2019	$57	40	$15	671,836	$—	637	$1,195,983	$6,059,471	$(3,761,010)	(34,680)	$11,709,317	$(1,466,509)	$13,737,324	$405,634	$14,142,958
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended May 31, 2018
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2018	$57	40	$14	646,634	$—	19,719	$884,982	$4,266,838	$(2,552,028)	(28,913)	$8,149,090	$(1,066,266)	$9,682,687	$755,739	$10,438,426
Net income											1,043,020		1,043,020	15,121	1,058,141
Other comprehensive income (loss)												(277,435)	(277,435)	(5,926)	(283,361)
Purchases of Class A ordinary shares								965	(719,873)	(4,687)			(718,908)	(965)	(719,873)
Share-based compensation expense							211,739	34,161					245,900		245,900
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares								(312)					(312)		(312)
Issuances of Class A ordinary shares:
Employee share programs				1,674			(15,157)	227,497	70,889	587			283,229	376	283,605
Upon redemption of Accenture Holdings plc ordinary shares			1	25,554		(19,054)		404,911					404,912	(404,912)
Dividends							29,387				(883,218)		(853,831)	(1,279)	(855,110)
Other, net								125			(12,062)		(11,937)	(2,743)	(14,680)
Balance as of May 31, 2018	$57	40	$15	673,862	$—	665	$1,110,951	$4,934,185	$(3,201,012)	(33,013)	$8,296,830	$(1,343,701)	$9,797,325	$355,411	$10,152,736
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2019
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											3,648,685		3,648,685	52,008	3,700,693
Other comprehensive income (loss)												109,662	109,662	(4,859)	104,803
Purchases of Class A shares								2,841	(2,268,189)	(14,316)			(2,265,348)	(2,841)	(2,268,189)
Share-based compensation expense							787,633	69,319					856,952		856,952
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(19)		(16,399)					(16,399)		(16,399)
Issuances of Class A shares for employee share programs				8,508			(884,308)	1,134,959	624,127	3,969	(121,250)		753,528	926	754,454
Dividends							58,035				(1,919,760)		(1,861,725)	(2,628)	(1,864,353)
Other, net								(2,013)			14,411		12,398	35	12,433
Balance as of May 31, 2019	$57	40	$15	671,836	$—	637	$1,195,983	$6,059,471	$(3,761,010)	(34,680)	$11,709,317	$(1,466,509)	$13,737,324	$405,634	$14,142,958
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

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2019 and 2018
(In thousands of U.S. dollars)
(Unaudited)

	May 31, 2019	May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,700,693	$3,166,223
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and asset impairments	652,592	691,686
Share-based compensation expense	856,952	751,826
Deferred income taxes, net	(47,130)	(75,985)
Other, net	(85,725)	44,135
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(493,733)	(652,315)
Other current and non-current assets	(373,142)	(241,979)
Accounts payable	94,144	(132,607)
Deferred revenues, current and non-current	342,633	85,853
Accrued payroll and related benefits	(67,970)	7,469
Income taxes payable, current and non-current	(52,518)	100,939
Other current and non-current liabilities	(16,096)	172,188
Net cash provided by (used in) operating activities	4,510,700	3,917,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(357,749)	(439,804)
Purchases of businesses and investments, net of cash acquired	(1,055,915)	(456,402)
Proceeds from sales of businesses and investments, net of cash transferred	27,915	14,325
Other investing, net	6,041	7,245
Net cash provided by (used in) investing activities	(1,379,708)	(874,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	754,453	666,830
Purchases of shares	(2,284,587)	(2,087,270)
Proceeds from (repayments of) long-term debt, net	(983)	(456)
Cash dividends paid	(1,864,353)	(1,708,724)
Other, net	(20,683)	(47,792)
Net cash provided by (used in) financing activities	(3,416,153)	(3,177,412)
Effect of exchange rate changes on cash and cash equivalents	(7,041)	(63,400)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(292,202)	(198,015)
CASH AND CASH EQUIVALENTS, beginning of period	5,061,360	4,126,860
CASH AND CASH EQUIVALENTS, end of period	$4,769,158	$3,928,845
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,052,517	$1,133,641
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019.
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
Allowances for Client Receivables
As of May 31, 2019 and August 31, 2018, total allowances recorded for client receivables were $49,216 and $49,913, respectively.
Depreciation and Amortization
Depreciation expense was $109,398 and $322,746 for the three and nine months ended May 31, 2019, respectively, and $101,814 and $315,410 for the three and nine months ended May 31, 2018, respectively. As of May 31, 2019 and August 31, 2018, total accumulated depreciation was $2,074,736 and $1,862,098, respectively. Deferred transition amortization expense was $67,225 and $204,313 for the three and nine months ended May 31, 2019, respectively, and $95,696 and $248,838 for the three and nine months ended May 31, 2018, respectively. See Note 6 (Goodwill and Intangible Assets) to these Consolidated Financial Statements for intangible asset amortization balances.
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
In connection with the adoption of Topic 606, we are now presenting total revenues and no longer reporting revenues before reimbursements. Prior period results have been revised to reflect this change in presentation. As a result of this change, for the three and nine months ended May 31, 2018, both total revenues and cost of services

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

decreased by $143,858 and $472,632, respectively, for hardware/software resale previously included in reimbursements. This change had no impact on operating income.
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
The impact of adopting the new standard for the three and nine months ended May 31, 2019 was an increase to revenues of approximately $35.8 million and $54.5 million, respectively. The impact on our balance sheet as of May 31, 2019 was not material with the exception of the classification of $2.4 billion of receivables and $589.6 million of contract assets, which were previously classified as Unbilled services, net.
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

FASB ASU No. 2017-07
On September 1, 2018, we adopted FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance amends certain presentation and disclosure requirements for employers with defined benefit pension and post-retirement medical plans. The standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. Upon adoption, we reclassified $15 million and $41 million for the three and nine months ended May 31, 2018, respectively and $58 million for fiscal 2018 of operating expenses to non-operating expense to conform with the fiscal 2019 treatment of these expenses.

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
2016-02: Leases and related updates (Topic 842)
The ASU amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose additional quantitative and qualitative information about leasing arrangements. The guidance allows either a modified retrospective or an effective date transition method.
September 1, 2019
While we are continuing to assess the potential impact of this ASU, we currently believe the most significant impact relates to our accounting for office space operating leases. We anticipate this ASU will have a material impact on our Consolidated Balance Sheets but will not have a material impact on our other Consolidated Financial Statements or footnotes. We will adopt the standard using the effective date method.

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
Remaining Performance Obligations
On May 31, 2019, we had approximately $18 billion of remaining performance obligations. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 39% of our remaining performance obligations as revenue in fiscal 2019, an additional 37% in fiscal 2020, and the balance thereafter.
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
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods increased our revenues by approximately $16 million and decreased our revenues by approximately $13 million for the three and nine months ended May 31, 2019, respectively. No adjustment on any one contract was material to our Consolidated Financial Statements for the three and nine months ended May 31, 2019.
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
For some outsourcing contracts, we receive payments for transition or set-up activities, which are deferred and recognized as revenue as the services are provided. These advance payments are typically not a significant financing component because they are used to meet working capital demands in the early stages of a contract and to protect us from the other party failing to complete its obligations under the contract. Deferred transition revenues were $570,310 and $581,395 as of May 31, 2019 and August 31, 2018, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $685,605 and $690,868 as of May 31, 2019 and August 31, 2018, respectively, and are included in Deferred contract costs.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	May 31, 2019	As of September 1, 2018 (as adjusted)
Receivables, net of allowance	$7,544,573	$7,096,856
Contract assets (current)	589,574	547,809
Receivables and contract assets (current)	8,134,147	7,644,665
Contract assets (non-current)	19,739	23,036
Deferred revenues (current)	3,255,784	2,992,634
Deferred revenues (non-current)	571,769	618,124

Changes in the contract asset and liability balances during the nine months ended May 31, 2019, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2019 that were included in Deferred revenues as of February 28, 2019 and September 1, 2018 were $1.7 billion and $2.7 billion, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Basic earnings per share
Net income attributable to Accenture plc	$1,249,516	$1,043,020	$3,648,685	$3,030,383
Basic weighted average Class A ordinary shares	637,831,341	639,217,344	638,439,707	624,365,464
Basic earnings per share	$1.96	$1.63	$5.72	$4.85
Diluted earnings per share
Net income attributable to Accenture plc	$1,249,516	$1,043,020	$3,648,685	$3,030,383
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	1,676	6,997	5,213	93,531
Net income for diluted earnings per share calculation	$1,251,192	$1,050,017	$3,653,898	$3,123,914
Basic weighted average Class A ordinary shares	637,831,341	639,217,344	638,439,707	624,365,464
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	855,508	4,294,411	912,175	19,354,992
Diluted effect of employee compensation related to Class A ordinary shares	10,531,355	11,017,024	10,680,792	11,853,822
Diluted effect of share purchase plans related to Class A ordinary shares	79,513	71,247	112,257	165,290
Diluted weighted average Class A ordinary shares	649,297,717	654,600,026	650,144,931	655,739,568
Diluted earnings per share	$1.93	$1.60	$5.62	$4.76
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Foreign currency translation
Beginning balance	$(1,042,240)	$(675,752)	$(1,075,268)	$(770,043)
Foreign currency translation	(108,056)	(240,840)	(74,444)	(137,279)
Income tax benefit (expense)	1,115	1,264	(246)	1,081
Portion attributable to noncontrolling interests	4,321	8,579	5,098	(508)
Foreign currency translation, net of tax	(102,620)	(230,997)	(69,592)	(136,706)
Ending balance	(1,144,860)	(906,749)	(1,144,860)	(906,749)

Defined benefit plans
Beginning balance	(392,293)	(426,500)	(419,284)	(440,619)
Actuarial gains (losses)	—	12,044	—	12,044
Pension settlement	—	—	—	2,119
Prior service costs arising during the period	—	(29,796)	—	(29,796)
Reclassifications into net periodic pension and post-retirement expense (1)	8,389	9,675	39,718	28,472
Income tax benefit (expense)	(2,492)	4,806	(6,793)	(1,386)
Portion attributable to noncontrolling interests	(7)	588	(44)	(17)
Defined benefit plans, net of tax	5,890	(2,683)	32,881	11,436
Ending balance	(386,403)	(429,183)	(386,403)	(429,183)

Cash flow hedges
Beginning balance	(32,356)	33,641	(84,010)	114,635
Unrealized gain (loss)	142,416	(33,755)	219,441	(79,140)
Reclassification adjustments into Cost of services	(19,512)	(21,265)	(25,772)	(81,986)
Income tax benefit (expense)	(26,395)	14,506	(45,436)	36,145
Portion attributable to noncontrolling interests	(127)	(3,287)	(197)	186
Cash flow hedges, net of tax	96,382	(43,801)	148,036	(124,795)
Ending balance (2)	64,026	(10,160)	64,026	(10,160)

Investments
Beginning balance	1,876	2,345	2,391	1,243
Unrealized gain (loss)	(1,454)	—	(1,970)	1,454
Income tax benefit (expense)	305	—	305	(305)
Portion attributable to noncontrolling interests	1	46	2	(1)
Investments, net of tax	(1,148)	46	(1,663)	1,148
Ending balance	728	2,391	728	2,391

Accumulated other comprehensive loss	$(1,466,509)	$(1,343,701)	$(1,466,509)	$(1,343,701)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.

(2)	As of May 31, 2019, $55,844 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS
During the nine months ended May 31, 2019, we completed individually immaterial acquisitions for total consideration of $1,034,730, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2018	Additions/ Adjustments	Foreign Currency Translation	May 31, 2019
Communications, Media & Technology	$865,509	$109,966	$(13,736)	$961,739
Financial Services	1,162,066	193,802	(12,487)	1,343,381
Health & Public Service	959,048	40,585	(4,823)	994,810
Products	1,948,401	373,042	(28,009)	2,293,434
Resources	447,988	43,518	(6,054)	485,452
Total	$5,383,012	$760,913	$(65,109)	$6,078,816

Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2018			May 31, 2019
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$862,418	$(299,702)	$562,716	$1,008,968	$(326,828)	$682,140
Technology	94,844	(55,690)	39,154	83,655	(50,701)	32,954
Patents	128,179	(66,659)	61,520	129,042	(67,075)	61,967
Other	50,490	(26,770)	23,720	90,888	(24,106)	66,782
Total	$1,135,931	$(448,821)	$687,110	$1,312,553	$(468,710)	$843,843

Total amortization related to our intangible assets was $44,686 and $125,533 for the three and nine months ended May 31, 2019, respectively. Total amortization related to our intangible assets was $40,879 and $127,438 for the three and nine months ended May 31, 2018, respectively. Estimated future amortization related to intangible assets held as of May 31, 2019 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2019	$67,692
2020	166,331
2021	146,590
2022	127,480
2023	111,037
Thereafter	224,713
Total	$843,843

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the nine months ended May 31, 2019 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2018	$1.46	October 18, 2018	$931,460	October 16, 2018	$1,378	$932,838
May 15, 2019	$1.46	April 11, 2019	$930,265	April 9, 2019	$1,250	$931,515
Total Dividends			$1,861,725		$2,628	$1,864,353

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2019 and 2018, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $10,319 and $88,247 for the three and nine months ended May 31, 2019, respectively, and net losses of $84,480 and $37,698 for the three and nine months ended May 31, 2018, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2019	August 31, 2018
Assets
Cash Flow Hedges
Other current assets	$65,691	$29,380
Other non-current assets	57,006	1,065
Other Derivatives
Other current assets	23,206	28,700
Total assets	$145,903	$59,145
Liabilities
Cash Flow Hedges
Other accrued liabilities	$9,847	$50,870
Other non-current liabilities	4,969	64,365
Other Derivatives
Other accrued liabilities	8,185	25,455
Total liabilities	$23,001	$140,690
Total fair value	$122,902	$(81,545)
Total notional value	$8,923,252	$8,783,014

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

	May 31, 2019	August 31, 2018
Net derivative assets	$131,648	$23,599
Net derivative liabilities	8,746	105,144
Total fair value	$122,902	$(81,545)

Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $125,724 as of May 31, 2019. Prior to the adoption of FASB ASU No. 2016-01, these investments were accounted for under the cost method. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. INCOME TAXES
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018. In the three months ended February 28, 2018, we recognized tax expense of $136,724, primarily to remeasure our net deferred tax assets at the new, lower rates. In the three months ended May 31, 2018, we recorded additional tax expense of $40,927 resulting from our continued analysis of the Tax Act. Our analysis and accounting for the Tax Act is complete.
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2019 and 2018 were 25.6% and 34.4%, respectively. Our effective tax rates for the nine months ended May 31, 2019 and 2018 were 21.1% and 27.2%, respectively. Excluding tax expense associated with the enactment of the Tax Act and $80,847 of expense from a non-U.S. tax law change, the effective tax rates would have been 26.8% and 21.3% for the three and nine months ended May 31, 2018, respectively. The effective tax rate for the three months ended May 31, 2019 was lower primarily due to changes in prior year tax liabilities and the geographic distribution of earnings, partially offset by higher expense from the adoption of FASB ASU No. 2016-16. The effective tax rate for the nine months ended May 31, 2019 was lower primarily due to higher benefits from final determinations of prior year taxes, changes in the geographic distribution of earnings and adjustments to prior year tax liabilities. These decreases were partially offset by higher expense from the adoption of FASB ASU No. 2016-16 and lower tax benefits from share-based payments. For additional information, see Note 1 (Basis of Presentation) to these Consolidated Financial Statements.
10. COMMITMENTS AND CONTINGENCIES
Commitments
We have either the right to purchase at fair value or, if certain events occur, may be required to purchase at fair value outstanding shares of our SinnerSchrader AG subsidiary. As of May 31, 2019 and August 31, 2018, we have reflected the fair value of approximately $41,000 and $47,000, respectively, related to redeemable common stock of the subsidiary in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2019 and August 31, 2018, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $702,000 and $782,000, respectively, of which all but approximately $130,000 and $130,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2019, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments, geographic regions and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018 (1)	May 31, 2019	May 31, 2018 (1)
OPERATING GROUPS
Communications, Media & Technology	$2,253,136	$2,188,353	$6,533,319	$6,086,335
Financial Services	2,196,595	2,230,969	6,369,477	6,476,035
Health & Public Service	1,819,775	1,753,407	5,283,364	5,122,021
Products	3,077,227	2,971,195	8,912,588	8,417,382
Resources	1,747,977	1,546,138	5,040,143	4,352,006
Other	4,978	4,934	20,472	34,768
TOTAL REVENUES	$11,099,688	$10,694,996	$32,159,363	$30,488,547
GEOGRAPHIC REGIONS
North America	$5,147,948	$4,743,465	$14,758,046	$13,601,132
Europe	3,770,458	3,875,429	11,112,038	11,056,792
Growth Markets	2,181,282	2,076,102	6,289,279	5,830,623
TOTAL REVENUES	$11,099,688	$10,694,996	$32,159,363	$30,488,547
TYPE OF WORK
Consulting	$6,236,630	$6,062,696	$17,990,967	$17,083,929
Outsourcing	4,863,058	4,632,300	14,168,396	13,404,618
TOTAL REVENUES	$11,099,688	$10,694,996	$32,159,363	$30,488,547

	Operating Income
	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018 (1)	May 31, 2019	May 31, 2018 (1)
OPERATING GROUPS
Communications, Media & Technology	$425,059	$386,558	$1,180,418	$1,001,096
Financial Services	346,697	386,154	976,759	1,069,329
Health & Public Service	196,203	218,817	539,288	602,047
Products	459,276	456,026	1,272,039	1,247,468
Resources	290,708	187,320	765,077	509,155
TOTAL OPERATING INCOME	$1,717,943	$1,634,875	$4,733,581	$4,429,095
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
Summary of Results
Revenues for the third quarter of fiscal 2019 increased 4% in U.S. dollars and 8% in local currency compared to the third quarter of fiscal 2018. Revenues for the nine months ended May 31, 2019 increased 5% in U.S. dollars and 9% in local currency compared to the nine months ended May 31, 2018. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the third quarter of fiscal 2019, revenue growth in local currency was very strong in Resources, strong in Products, Communication, Media & Technology and Health & Public Service, and solid in Financial Services. We experienced very strong growth in Growth Markets, strong growth in North America and solid growth in Europe. Revenue growth in local currency was very strong in outsourcing and strong in consulting during the third quarter of fiscal 2019. While the business environment remained competitive, we experienced pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the third quarter of fiscal 2019 increased 3% in U.S. dollars and 7% in local currency compared to the third quarter of fiscal 2018. Consulting revenues for the nine months ended May 31, 2019 increased 5% in U.S. dollars and 9% in local currency compared to the nine months ended May 31, 2018. Consulting revenue growth in local currency in the third quarter of fiscal 2019 was led by very strong growth in Resources, strong growth in Health & Public Service and Products and modest growth in Communications, Media & Technology and Financial Services. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for the third quarter of fiscal 2019 increased 5% in U.S. dollars and 10% in local currency compared to the third quarter of fiscal 2018. Outsourcing revenues for the nine months ended May 31, 2019 increased 6% in U.S. dollars and 9% in local currency compared to the nine months ended May 31, 2018. Outsourcing revenue growth in local currency in the third quarter of fiscal 2019 was led by very strong growth in Resources, Products and Communications, Media & Technology, strong growth in Financial Services and solid growth in Health & Public Service. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and nine months ended May 31, 2019 compared to the three and nine months ended May 31, 2018, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 5% and 4% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2019, we estimate that our full fiscal 2019 revenue growth in U.S. dollars will be approximately 3% lower in U.S. dollars than our revenue growth in local currency.
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
Utilization for the third quarter of fiscal 2019 was 91%, consistent with the third quarter of fiscal 2018. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 482,000 as of May 31, 2019, compared to approximately 449,000 as of May 31, 2018. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the third quarter of fiscal 2019 was 18%, up from 17% in the third quarter of fiscal 2018. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the third quarter of fiscal 2019 was 31.8%, compared with 31.2% for the third quarter of fiscal 2018. Gross margin for the nine months ended May 31, 2019 was 30.7% compared with 30.4% for the nine months ended May 31, 2018. The increase in gross margin for the third quarter of fiscal 2019 was primarily due to lower labor costs as a percentage of revenues compared to the third quarter of fiscal 2018. The increase in gross margin for the nine months ended May 31, 2019 was primarily due to lower non-payroll and labor costs as a percentage of revenues compared to the same period in fiscal 2018.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.3% for the third quarter of fiscal 2019 and 16.0% for the nine months ended May 31, 2019, compared with 15.9% for the third quarter of fiscal 2018 and 15.8% for the nine months ended May 31, 2018. We continuously monitor these costs and implement cost-management actions, as appropriate. For the third quarter of fiscal 2019 compared to the same period in fiscal 2018, Sales and marketing costs as a percentage of revenues increased 40 basis points, primarily due to higher selling and other business development costs and General and administrative costs as a percentage of revenues increased 10 basis points. For the nine months ended May 31, 2019 compared to the same period in fiscal 2018, Sales and marketing costs as a percentage of revenues were flat, and General and administrative costs as a percentage of revenues increased 20 basis points.
Operating margin (Operating income as a percentage of revenues) for the third quarter of fiscal 2019 was 15.5%, compared with 15.3% for the third quarter of fiscal 2018. Operating margin for the nine months ended May 31, 2019 was 14.7%, compared with 14.5% for the nine months ended May 31, 2018.
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

The effective tax rates for the three and nine months ended May 31, 2019 were 25.6% and 21.1%, respectively. The effective tax rates for the three and nine months ended May 31, 2018 were 34.4% and 27.2%, respectively. For the three and nine months ended May 31, 2018, we recorded a tax charge associated with the enactment of the U.S. Tax Cuts and Jobs Act of $41 million and $178 million, respectively. Absent these charges and $81 million of expense from a non-U.S. tax law change recorded during the third quarter of fiscal 2018, our effective tax rate for the three and nine months ended May 31, 2018 would have been 26.8% and 21.3%, respectively. For additional information see Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Diluted earnings per share were $1.93 for the third quarter of fiscal 2019, compared with $1.60 for the third quarter of fiscal 2018. Diluted earnings per share were $5.62 for the nine months ended May 31, 2019, compared with $4.76 for the nine months ended May 31, 2018. The impact of tax law changes decreased diluted earnings per share by $0.19 and $0.40 during the three and nine months ended May 31, 2018, respectively. Excluding the impact of these changes, diluted earnings per share for the three and nine months ended May 31, 2018 would have been $1.79 and $5.16, respectively.
We have presented effective tax rate and diluted earnings per share excluding the impacts of the tax law changes in fiscal 2018, as we believe doing so facilitates understanding as to both the impact of these changes and our financial performance.
New Bookings
New bookings for the third quarter of fiscal 2019 were $10.6 billion, with consulting bookings of $6.0 billion and outsourcing bookings of $4.6 billion. New bookings for the nine months ended May 31, 2019 were $32.6 billion, with consulting bookings of $18.7 billion and outsourcing bookings of $13.9 billion.

Results of Operations for the Three Months Ended May 31, 2019 Compared to the Three Months Ended May 31, 2018
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Revenues (by operating group, geographic region and type of work) were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Three Months Ended
	May 31, 2019	May 31, 2018 (1)			May 31, 2019	May 31, 2018 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,253	$2,188	3%	7%	20%	21%
Financial Services	2,197	2,231	(2)	4	20	21
Health & Public Service	1,820	1,753	4	6	16	16
Products	3,077	2,971	4	8	28	28
Resources	1,748	1,546	13	19	16	14
Other	5	5	n/m	n/m	—	—
TOTAL REVENUES	$11,100	$10,695	4%	8%	100%	100%
GEOGRAPHIC REGIONS
North America	$5,148	$4,743	9%	9%	46%	44%
Europe	3,770	3,875	(3)	5	34	36
Growth Markets	2,181	2,076	5	13	20	20
TOTAL REVENUES	$11,100	$10,695	4%	8%	100%	100%
TYPE OF WORK
Consulting	$6,237	$6,063	3%	7%	56%	57%
Outsourcing	4,863	4,632	5	10	44	43
TOTAL REVENUES	$11,100	$10,695	4%	8%	100%	100%
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

Revenues
The following revenues commentary discusses local currency revenue changes for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018:
Operating Groups

•	Communications, Media & Technology revenues increased 7% in local currency, driven by growth in Software & Platforms across all geographic regions, led by North America.

•
Financial Services revenues increased 4% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets, partially offset by a decline in Banking & Capital Markets in Europe.

•
Health & Public Service revenues increased 6% in local currency, driven by growth in Public Service in North America and Europe and Health in North America, partially offset by a decline in Public Service in Growth Markets.

•	Products revenues increased 8% in local currency, driven by growth in Life Sciences across all geographic regions and Consumer Goods, Retail & Travel Services in Europe and Growth Markets.

•	Resources revenues increased 19% in local currency, driven by growth across all industry groups and geographic regions.

Geographic Regions

•	North America revenues increased 9% in local currency, driven by the United States.

•	Europe revenues increased 5% in local currency, led by Italy, the United Kingdom and Ireland.

•	Growth Markets revenues increased 13% in local currency, driven by Japan, as well as China, Brazil and Australia.
Operating Expenses
Operating expenses for the third quarter of fiscal 2019 increased $322 million, or 4%, over the third quarter of fiscal 2018, and decreased as a percentage of revenues to 84.5% from 84.7% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2019 increased $208 million, or 3%, over the third quarter of fiscal 2018, and decreased as a percentage of revenues to 68.2% from 68.8% during this period. Gross margin for the third quarter of fiscal 2019 increased to 31.8% from 31.2% during the third quarter of fiscal 2018. The increase in gross margin was primarily due to lower labor costs as a percentage of revenues compared to the same period in fiscal 2018.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2019 increased $78 million, or 7%, over the third quarter of fiscal 2018, and increased as a percentage of revenues to 10.7% from 10.3% during this period. The increase as a percentage of revenues was primarily due to higher selling and other business development costs compared to the same period in fiscal 2018.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2019 increased $36 million, or 6%, over the third quarter of fiscal 2018, and increased as a percentage of revenues to 5.6% from 5.5% during this period.
Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2019 increased $83 million, or 5%, over the third quarter of fiscal 2018.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	May 31, 2019		May 31, 2018 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$425	19%	$386	18%	$39
Financial Services	347	16	386	17	(39)
Health & Public Service	196	11	219	12	(23)
Products	459	15	456	15	3
Resources	291	17	187	12	103
TOTAL	$1,718	15.5%	$1,635	15.3%	$83
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

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2019 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher consulting contract profitability.

•	Financial Services operating income decreased as revenue growth was offset by higher operating expenses as a percentage of revenues.

•	Health & Public Service operating income decreased as revenue growth was offset by lower consulting contract profitability.

•	Products operating income was relatively flat year-over-year as revenue growth was offset by higher operating expenses as a percentage of revenues.

•	Resources operating income increased primarily due to revenue growth and higher contract profitability.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2019 was 25.6%, compared with 34.4% for the third quarter of fiscal 2018. In the third quarter of fiscal 2018, we recorded a $122 million charge associated with tax law changes. Absent this charge, the effective tax rate would have been 26.8% for the third quarter of fiscal 2018. The lower effective tax rate for the three months ended May 31, 2019 was primarily due to changes in prior year tax liabilities and the geographic distribution of earnings, partially offset by higher expense from the adoption of FASB ASU No. 2016-16. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Earnings Per Share
Diluted earnings per share were $1.93 for the third quarter of fiscal 2019, compared with $1.60 for the third quarter of fiscal 2018. The $0.33 increase in our diluted earnings per share included the impact of tax law changes, which decreased diluted earnings per share for the third quarter of fiscal 2018 by $0.19. Excluding the impact of these changes, diluted earnings per share for the third quarter of fiscal 2019 increased $0.14 compared with the third quarter of fiscal 2018 due to an increase of $0.09 from higher revenues and operating results, $0.03 from a lower effective tax rate, $0.02 from lower weighted average shares outstanding and $0.01 from lower non-operating expense. These increases were partially offset by a decrease of $0.01 from higher net income attributable to non-controlling interests-other. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Nine Months Ended May 31, 2019 Compared to the Nine Months Ended May 31, 2018
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Revenues (by operating group, geographic region and type of work) were as follows:

	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Nine Months Ended
	May 31, 2019	May 31, 2018 (1)			May 31, 2019	May 31, 2018 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$6,533	$6,086	7%	11%	20%	20%
Financial Services	6,369	6,476	(2)	2	20	21
Health & Public Service	5,283	5,122	3	5	16	17
Products	8,913	8,417	6	10	28	28
Resources	5,040	4,352	16	21	16	14
Other	20	35	n/m	n/m	—	—
TOTAL REVENUES	$32,159	$30,489	5%	9%	100%	100%
GEOGRAPHIC REGIONS
North America	$14,758	$13,601	9%	9%	46%	45%
Europe	11,112	11,057	—	6	34	36
Growth Markets	6,289	5,831	8	15	20	19
TOTAL REVENUES	$32,159	$30,489	5%	9%	100%	100%
TYPE OF WORK
Consulting	$17,991	$17,084	5%	9%	56%	56%
Outsourcing	14,168	13,405	6	9	44	44
TOTAL REVENUES	$32,159	$30,489	5%	9%	100%	100%
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

Revenues
The following revenues commentary discusses local currency revenue changes for the nine months ended May 31, 2019 compared to the nine months ended May 31, 2018:
Operating Groups

•	Communications, Media & Technology revenues increased 11% in local currency, driven by growth in Software & Platforms across all geographic regions, led by North America.

•
Financial Services revenues increased 2% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets, partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 5% in local currency, driven by growth in Public Service in Europe and North America.

•
Products revenues increased 10% in local currency, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services in Europe and Growth Markets, and Industrial in Europe.

•	Resources revenues increased 21% in local currency, driven by growth across all industry groups and geographic regions.

Geographic Regions

•	North America revenues increased 9% in local currency, driven by the United States.

•	Europe revenues increased 6% in local currency, led by Italy, the United Kingdom, Ireland, Germany and France.

•	Growth Markets revenues increased 15% in local currency, driven by Japan, as well as Brazil and China.
Operating Expenses
Operating expenses for the nine months ended May 31, 2019 increased $1,366 million, or 5%, over the nine months ended May 31, 2018, and decreased as a percentage of revenues to 85.3% from 85.5% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2019 increased $1,046 million, or 5%, over the nine months ended May 31, 2018, and decreased as a percentage of revenues to 69.3% from 69.6% during this period. Gross margin for the nine months ended May 31, 2019 increased to 30.7% from 30.4% during the nine months ended May 31, 2018. The increase in gross margin was primarily due to lower non-payroll and labor costs as a percentage of revenues compared to the same period in fiscal 2018.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2019 increased $168 million, or 5%, over the nine months ended May 31, 2018, and remained flat as a percentage of revenues at 10.2% during this period.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2019 increased $152 million, or 9%, over the nine months ended May 31, 2018, and increased as a percentage of revenues to 5.8% from 5.6% during this period.
Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2019 increased $304 million, or 7%, over the nine months ended May 31, 2018.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended
	May 31, 2019		May 31, 2018 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$1,180	18%	$1,001	16%	$179
Financial Services	977	15	1,069	17	(92)
Health & Public Service	539	10	602	12	(63)
Products	1,272	14	1,247	15	25
Resources	765	15	509	12	256
TOTAL	$4,734	14.7%	$4,429	14.5%	$304
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

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2019 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the nine months ended May 31, 2019 compared with the nine months ended May 31, 2018:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher contract profitability.

•	Financial Services operating income decreased as higher consulting contract profitability and revenue growth were offset by higher operating expenses as a percentage of revenues.

•	Health & Public Service operating income decreased as revenue growth was offset by lower consulting contract profitability.

•	Products operating income increased primarily due to revenue growth and higher contract profitability, partially offset by higher operating expenses as a percentage of revenues.

•	Resources operating income increased primarily due to revenue growth and higher contract profitability.
Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2019 was 21.1%, compared with 27.2% for the nine months ended May 31, 2018. In the nine months ended May 31, 2018, we recorded a $258 million charge associated with tax law changes. Absent this charge, our effective tax rate for the nine months ended May 31, 2018 would have been 21.3%. The lower effective tax rate for the nine months ended May 31, 2019 was primarily due to higher benefits from final determinations of prior year taxes, changes in the geographic distribution of earnings and adjustments to prior year tax liabilities. These decreases were partially offset by higher expense from the adoption of FASB ASU No. 2016-16 and lower tax benefits from share-based payments. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2019 annual effective tax rate to be in the range of 22.5% to 23.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the nine months ended May 31, 2019 decreased $84 million, or 62%, from the nine months ended May 31, 2018 due to the decrease in the non-controlling ownership percentage in March 2018 from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. driven by the Accenture Holdings plc merger with and into Accenture plc. For additional information on the merger, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Earnings Per Share
Diluted earnings per share were $5.62 for the nine months ended May 31, 2019, compared with $4.76 for the nine months ended May 31, 2018. The $0.86 increase in our diluted earnings per share included the impact of tax law changes, which decreased diluted earnings per share for the nine months ended May 31, 2018 by $0.40. Excluding the impact of these changes, diluted earnings per share for the nine months ended May 31, 2019 increased $0.46 compared with the nine months ended May 31, 2018, due to an increase of $0.37 from higher revenues and operating results, $0.05 from lower weighted average shares outstanding, $0.04 from lower non-operating expense and $0.01 from a lower effective tax rate. These increases were partially offset by a decrease of $0.01 from higher net income attributable to non-controlling interests-other. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of May 31, 2019, Cash and cash equivalents was $4.8 billion, compared with $5.1 billion as of August 31, 2018.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
	May 31, 2019	May 31, 2018	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$4,511	$3,917	$593
Investing activities	(1,380)	(875)	(505)
Financing activities	(3,416)	(3,177)	(239)
Effect of exchange rate changes on cash and cash equivalents	(7)	(63)	56
Net increase (decrease) in cash and cash equivalents	$(292)	$(198)	$(94)
_______________
Amounts in table may not total due to rounding.
Operating activities: The $593 million year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities, including an increase in accounts payable.
Investing activities: The $505 million increase in cash used was primarily due to higher spending on business acquisitions and investments, partially offset by lower spending on property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $239 million increase in cash used was primarily due to increases in the net purchases of shares and cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2019, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	815	—
Local guaranteed and non-guaranteed lines of credit	220	—
Total	$2,035	$—
Under the borrowing facilities described above, we had an aggregate of $405 million of letters of credit outstanding as of May 31, 2019.

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
Our share purchase activity during the nine months ended May 31, 2019 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	11,637,946	$1,866	—	$—
Other share purchase programs	—	—	100,540	16
Other purchases (2)	2,678,537	402	—	—
Total	14,316,483	$2,268	100,540	$16
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the nine months ended May 31, 2019, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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
New Accounting Pronouncements and Significant Accounting Policies
See Note 1 (Basis of Presentation) and Note 2 (Revenues) to our Consolidated Financial Statements under Item 1, “Financial Statements.” Note 2 includes updates to our revenue policy as a result of the implementation of FASB ASU No. 2014-09.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2019, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2018. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2018, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2018.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2019 — March 31, 2019	927,048	$165.68	912,164	$4,380
April 1, 2019 — April 30, 2019	871,745	$178.48	846,329	$4,227
May 1, 2019 — May 31, 2019	993,434	$177.60	894,059	$4,068
Total (4)	2,792,227	$173.92	2,652,552
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2019, we purchased 2,652,552 Accenture plc Class A ordinary shares under this program for an aggregate price of $461 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2019, our aggregate available authorization for share purchases and redemptions was $4,068 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2019, the Board of Directors of Accenture plc has authorized an aggregate of $35,100 million for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the third quarter of fiscal 2019, Accenture purchased 139,675 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2019 (Unaudited) and August 31, 2018, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2019 and 2018, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2019, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 27, 2019

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)