Form 10-K
period 2019-08-31
Accenture plc
filed 2019-10-29
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission File Number: 001-34448
Accenture plc
(Exact name of registrant as specified in its charter)

Ireland	98-0627530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2019 was approximately $102,946,507,918 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $161.38 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 9, 2019 was 655,096,086 (which number includes 20,033,052 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 9, 2019 was 609,404.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on January 30, 2020, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2019.

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
The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Any materials we file with the SEC are available on such Internet site.
In this Annual Report on Form 10-K, we use the terms “Accenture,” “we,” the “Company,” “our” and “us” to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.
ITEM 1.    BUSINESS
Overview
Accenture is one of the world’s leading professional services companies with approximately 492,000 people serving clients in a broad range of industries and in three geographic regions: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Our five operating groups, organized by industry, bring together expertise from across the organization in strategy, consulting, digital, technology and operations to deliver end-to-end services and solutions to clients. For fiscal 2019, our revenues were $43.2 billion, with the majority in digital-, cloud- and security-related services.
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
In fiscal 2019, we continued to execute a strategy focused on industry and technology differentiation, increasingly taking an innovation-led approach to drive value for clients. We serve clients in locally relevant ways, leveraging our global organization as appropriate. As part of our growth strategy in fiscal 2019, we continued to make significant investments—in strategic acquisitions, in assets and offerings, in branding and thought leadership, and in attracting and developing talent—to further enhance our differentiation and competitiveness.

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
Communications, Media & Technology
Our Communications, Media & Technology operating group serves communications, media, high tech, software and platform companies. Professionals in this operating group help clients accelerate and deliver digital transformation, developing comprehensive, industry-specific solutions to seize new opportunities and enhance efficiencies and business results. Examples of our services include helping clients capture new growth by shifting to data-driven and platform-based models, optimizing their cost structures, increasing product and business model innovation, and differentiating and scaling digital experiences for their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Our Communications & Media industry group serves most of the world’s leading wireline, wireless, broadcast, entertainment, print, publishing, cable and satellite communications service providers. This group represented approximately 46% of our Communications, Media & Technology operating group’s revenues in fiscal 2019.

•
Our High Tech industry group serves the enterprise technology, network equipment, semiconductor, consumer technology, aerospace & defense, and medical equipment industries. This group represented approximately 24% of our Communications, Media & Technology operating group’s revenues in fiscal 2019.

•
Our Software & Platforms industry group serves computer software and digital platform companies. This group represented approximately 29% of our Communications, Media & Technology operating group’s revenues in fiscal 2019.

Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new digital technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Our Banking & Capital Markets industry group serves retail and commercial banks, mortgage lenders, payment providers, investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises. This group represented approximately 70% of our Financial Services operating group’s revenues in fiscal 2019.

•
Our Insurance industry group serves property and casualty insurers, life insurers, reinsurance firms and insurance brokers. This group represented approximately 30% of our Financial Services operating group’s revenues in fiscal 2019.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s research-based insights and offerings, including consulting services and digital solutions, are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. This group represented approximately 38% of our Health & Public Service operating group’s revenues in fiscal 2019.

•
Our Public Service industry group helps governments transform the way they deliver public services and engage with citizens. We work primarily with defense departments and military forces; public safety authorities; justice departments; human services agencies; educational institutions; non-profit organizations; and postal, customs, revenue and tax agencies. Our Public Service industry group represented approximately 62% of our Health & Public Service operating group’s revenues in fiscal 2019.

Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 34% of our Health & Public Service operating group’s revenues in fiscal 2019.
Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our offerings are designed to help clients transform their organizations and increase their relevance in the digital world. We help clients enhance their performance in distribution and sales and marketing; in research and development and manufacturing; and in business functions such as finance, human resources, procurement and supply chain while leveraging technology. Our Products operating group comprises the following industry groups:

•
Our Consumer Goods, Retail & Travel Services industry group serves food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; as well as airlines and hospitality and travel services companies. This group represented approximately 54% of our Products operating group’s revenues in fiscal 2019.

•
Our Industrial industry group works with the following types of companies: freight and logistics; industrial and electrical equipment, consumer durables and heavy equipment; construction and infrastructure management; and automotive and public transportation. This group represented approximately 25% of our Products operating group’s revenues in fiscal 2019.

•
Our Life Sciences industry group serves pharmaceutical, medical technology and biotechnology companies. This group represented approximately 21% of our Products operating group’s revenues in fiscal 2019.

Resources
Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. We work with clients to develop and execute innovative strategies, improve operations, manage complex change initiatives and integrate digital technologies designed to help them differentiate themselves in the marketplace, gain competitive advantage and manage their large-scale capital investments. Our Resources operating group comprises the following industry groups:

•
Our Chemicals & Natural Resources industry group works with a wide range of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals, among others, as well as the metals, mining, forest products and building materials industries. This group represented approximately 32% of our Resources operating group’s revenues in fiscal 2019.

•
Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oilfield services and energy trading companies. This group represented approximately 27% of our Resources operating group’s revenues in fiscal 2019.

•
Our Utilities industry group works with electric, gas and water utilities, and new energy providers around the world. This group represented approximately 41% of our Resources operating group’s revenues in fiscal 2019.

Services and Solutions
Our operating groups bring together expertise from Accenture Strategy, Accenture Consulting, Accenture Digital, Accenture Technology and Accenture Operations to develop and deliver integrated services and solutions for our clients.
Accenture Strategy
Accenture Strategy combines deep industry expertise, advanced analytics capabilities and design methodologies to help leaders in the C-suite envision and execute strategies that drive growth and digital transformation. We provide a range of strategy services to enable competitiveness and innovation, including new business and operating models, mergers and acquisitions, talent and organization, technology strategies, sustainability, security, advanced customer services, supply chain strategies and enterprise-wide strategies to realign resources for growth.
Accenture Consulting
Accenture Consulting provides industry experts with the insights and management and technology consulting capabilities to transform the world’s leading companies. Our consulting capabilities, including advanced analytics and design expertise, enable our clients to develop and implement transformational change programs, either for one or more functions or business units, or across their entire organization. We provide industry-specific consulting services, as well as functional and technology consulting services. Our functional and technology consulting services include finance and enterprise performance; supply chain and operations; talent and organization; customers and channels; applications and architecture advisory; and technology advisory. We help our clients with the digital transformation of industries, enhancing our consulting services with digital, cloud, cybersecurity, artificial intelligence, blockchain and other capabilities.
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

•
Accenture Industry X.0. We help clients across industries digitally reinvent their design, engineering, manufacturing and production to create smart, connected products and services faster and at lower cost. We use advanced technologies including the Internet of Things, connected devices and digital platforms to unlock new revenue streams and create new efficiencies.

Accenture Technology
Accenture Technology comprises two primary areas: technology services and technology innovation & ecosystem.

•
Technology Services. Technology Services includes our application services spanning systems integration and application outsourcing and covering the full application lifecycle, from custom systems to all emerging technologies, across every leading technology platform (both traditional and cloud/software-as-a-service-based). It also encompasses our cloud and infrastructure services, including security services, and our portfolio of products and intelligent platforms and services, as well as our Advanced Technology Centers. We continuously innovate new services, capabilities and platforms through early adoption of technologies such as artificial intelligence, blockchain, machine learning, intelligent automation, extended reality and quantum computing to enhance productivity and create new growth opportunities.

•
Technology Innovation & Ecosystem. We harness innovation through the research and development activities in the Accenture Labs and through emerging technologies. We also develop and manage our alliance relationships across a broad range of technology providers, including Amazon Web Services, Google, Microsoft, Oracle, Pegasystems, Salesforce, SAP, Workday and many others, to enhance the value that we and our clients realize from the technology ecosystem.

Accenture Operations
Accenture Operations provides business process services for specific functions, including finance and accounting, procurement and supply chain, marketing and sales, as well as industry-specific services, such as platform trust and safety, health and utility services. We operate business processes on behalf of clients, through a combination of our talent powered by data, artificial intelligence, analytics and digital technologies, to help improve their productivity, customer experience and performance.
Global Delivery Capability
A key differentiator is our global delivery capability, which allows us to draw on the benefits of working with our people around the world—including scalable innovation; standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
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
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation, which are components of our overall investment in our business, have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $800 million, $791 million and $704 million in fiscal 2019, 2018 and 2017, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions. We spend a significant portion of our research and development investment to develop market-ready solutions for our clients.
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
People
As a talent- and innovation-led organization, one of our key goals is to have the best people, with highly specialized skills, across our entire business to drive our differentiation and competitiveness. We are deeply committed to investing in our people to ensure they have opportunities to continually learn and grow in their careers, customized for the individual in an on-demand, digital environment. We provide our people ongoing feedback, and they are rewarded based on individual and Company performance. Our culture is underpinned by our core values, Code of Business Ethics and unwavering commitment to inclusion and diversity.
As of August 31, 2019, we employed approximately 492,000 people and had offices and operations in more than 200 cities in 51 countries.
Competition
We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services and solutions competitive with those we offer. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers, that offer some or all of the services and solutions that we do;

•	off-shore service providers in lower-cost locations, particularly in India, that offer services globally that are similar to the services and solutions we offer;

•	accounting firms that provide consulting and other services and solutions in areas that compete with us;

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
Our revenues are derived primarily from Forbes Global 2000 companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

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
As of August 31, 2019, we had a portfolio of over 4,800 patents and over 2,500 patent applications pending worldwide.
To protect the Accenture brand, one of our most valuable assets, we rely on intellectual property laws and trademark registrations held around the world.
Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Ltd., Accenture Global Solutions Ltd., or third parties, as applicable.
Organizational Structure and History
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
On March 13, 2018, Accenture Holdings plc, a subsidiary of Accenture plc merged with and into Accenture plc, with Accenture plc as the surviving entity. As a result, all of the assets and liabilities of Accenture Holdings plc were acquired by Accenture plc, and Accenture Holdings plc ceased to exist. In connection with this internal merger, shareholders of Accenture Holdings plc (other than Accenture entities that held shares of Accenture Holdings plc), who primarily consisted of current and former members of Accenture Leadership and their permitted transferees, received one Class A ordinary share of Accenture plc for each share of Accenture Holdings plc that they owned, and Accenture plc redeemed all Class X ordinary shares of Accenture plc owned by such shareholders.
In connection with our transition in 2001 from a series of related partnerships and corporations operated under the control of our partners to a corporate structure, partners in certain countries received common shares of Accenture SCA, the predecessor of Accenture Holdings plc, or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, these partners also received a corresponding number of Accenture

Ltd (our predecessor holding company) Class X common shares, which entitled their holders to vote at Accenture Ltd shareholder meetings but did not carry any economic rights.
The Consolidated Financial Statements reflect the ownership interests in Accenture Holdings plc (for applicable periods) and Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 20 of our most senior leaders), senior managing directors and managing directors. The noncontrolling ownership interests percentage was less than 1% as of August 31, 2019.
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
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of the United Kingdom referendum in favor of exiting the European Union, changes in global trade policies, trade disputes and trends such as populism and economic nationalism and their impact on us, our clients and the industries we serve, could have a significant negative impact on our results of operations.
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
We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. In a particular operating group, business, industry or geography, a small number of clients have contributed, or may, in the future contribute, a significant portion of the revenues of such operating group, business, industry or geography, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant operating group, business, industry and/or geography.
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
Our success is dependent, in large part, on our ability to keep our supply of market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. We must hire or reskill, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve or changes in the types of services and solutions clients are demanding, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is intense competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and may continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to incur increased costs, or be unable to fulfill client demand for our services and solutions.
We are particularly dependent on retaining members of Accenture Leadership with critical capabilities. If we are unable to do so, our ability to innovate, generate new business opportunities and effectively lead large and complex transformations and client relationships could be jeopardized. We depend on identifying, developing and retaining top talent to innovate and lead our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees may be limited, and competition for these resources is intense. Our ability to expand in our key markets depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities.
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
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”), various U.S. federal and state laws governing the protection of health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. The GDPR imposes new compliance obligations regarding the handling of personal data and has significantly increased financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, private lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our services and solutions are highly competitive. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers, that offer some or all of the services and solutions that we do;

•	off-shore service providers in lower-cost locations, particularly in India, that offer services globally that are similar to the services and solutions we offer;

•	accounting firms that provide consulting and other services and solutions in areas that compete with us;

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
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain markets, and that may make executing our growth strategy to expand in these markets more challenging. Additionally, competitors may also offer more aggressive contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully and expand in the markets we currently serve. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
In addition, we may face greater competition due to consolidation of companies in the technology sector through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. Over time, our access to certain technology products and services may be reduced as a result of this consolidation. The technology companies described above, including many of our alliance partners, are increasingly able to offer services related to their software, platform and other solutions, or are developing software, platform and other solutions that require integration services to a lesser extent. These more integrated services and solutions may represent more attractive alternatives to clients than some of our services and solutions, which may materially adversely affect our competitive position and our results of operations.
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
A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. For example, in December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act’s “base erosion and anti-abuse tax” provisions, and regulations issued thereunder, adversely impact our effective tax rate by limiting our ability to deduct certain expenses.
The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. Furthermore, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. The changes recommended by the OECD have been or are being adopted by many of the countries in which we do business. In addition, the European Commission has expanded upon the OECD guidelines with anti-tax avoidance directives to be applied by its member states. Among other things, the directives require companies to provide increased country-by-country disclosure of their financial information to tax authorities, which in turn could lead to disagreements by jurisdictions over the proper allocation of profits between them. In connection with the OECD’s base erosion and profit shifting project, the OECD has undertaken a new project focused on “Addressing the Tax Challenges of the Digitalization of the Economy.” This project may impact all multinational businesses by implementing a global model for minimum taxation. Additionally, the European Commission and some foreign jurisdictions have introduced proposals to impose a separate tax on specified digital service activity. There is significant uncertainty regarding such proposals. The increasingly complex global tax environment, and any unfavorable resolution of these uncertainties, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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
If we do not accurately anticipate the cost, risk and complexity of performing our work or if third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be less profitable than expected or unprofitable. Our contract profitability is highly dependent on our forecasts regarding the effort and cost necessary to deliver our services and solutions, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing engagements to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable. Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties or our clients to meet their commitments, or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
Although we report our results of operations in U.S. dollars, a majority of our revenues is denominated in currencies other than the U.S. dollar. Unfavorable fluctuations in foreign currency exchange rates have had an adverse effect, and could in the future have a material adverse effect, on our results of operations.
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, originally denominated in other currencies. These changes cause our growth stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. Our currency hedging programs, which are designed to partially offset the impact on consolidated earnings related to the changes in value of certain balance sheet items, might not be successful. Additionally, some transactions and balances may be denominated in currencies for which there is no available market to hedge.
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
As a result of our geographically diverse operations and our growth strategy to continue to expand in our key markets around the world, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 51 countries around the world. One aspect of our growth strategy is to continue to expand in our key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and growth strategy, including the concentration of our global delivery capability in India and the Philippines, international hostilities, terrorist activities, natural disasters and security or data breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
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
International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations. Acts of terrorist violence; political unrest; regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, sea level rise, floods, droughts and the increasing frequency and severity of adverse weather conditions; health emergencies or pandemics or the threat of or perceived potential for these events; and other acts of god could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners, suppliers or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these types of events impact our ability to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security breaches in, our facilities or systems, could also adversely affect our ability to conduct our business and serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.
We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies. In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations and expose us to more extreme currency fluctuations. This risk could increase as we continue to expand in our key markets around the world, which include emerging markets that are more likely to impose these restrictions than more established markets.
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
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the industry. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. In addition, as we expand our services and solutions into new areas, we may be exposed to additional and evolving risks specific to these new areas.
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•
Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting, information technology and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries, or failure to comply with applicable IT security requirements, could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.

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
As of August 31, 2019, we had approximately 492,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, cybersecurity breaches or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups and other stakeholders that disagree with the services and solutions that we offer or the clients that we serve. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers. There is a risk that negative or inaccurate information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.

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
The business that we conduct through these alliances could decrease or fail to grow for a variety of reasons. The priorities and objectives of our alliance partners may differ from ours, and our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. In addition, some of our alliance partners are also large clients or suppliers of technology to us. The decisions we make vis-à-vis an alliance partner may impact our ongoing alliance relationship. In addition, our alliance partners could experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions.
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
We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations.
Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
We also periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
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
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. It is possible that changes in accounting standards could have a material adverse effect on our results of operations and financial position. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional costs that could adversely affect our results of operations.
Many of our contracts include fees subject to the attainment of targets or specific service levels. This could increase the variability of our revenues and impact our margins.
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
We are organized under the laws of Ireland, and a significant portion of our assets is located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Sao Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 51 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 16 (Commitments and Contingencies) to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers and persons chosen to become executive officers as of the date hereof are as follows:
Omar Abbosh, 53, became our group chief executive—Communications, Media & Technology operating group in September 2018. From March 2015 to September 2018, he served as our chief strategy officer. Prior to assuming that role, Mr. Abbosh served in several management positions, including senior managing director—Growth & Strategy for the Resources operating group and managing director of the Resources business in the United Kingdom and Ireland. Mr. Abbosh has been with Accenture for 30 years.
Gianfranco Casati, 60, became our group chief executive—Growth Markets in January 2014. From September 2006 to January 2014, he served as our group chief executive—Products operating group. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as our country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising our offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 35 years.
Richard P. Clark, 58, became our chief accounting officer in September 2013 and has served as our corporate controller since September 2010. Prior to that, Mr. Clark served as our senior managing director of investor relations from September 2006 to September 2010. Previously he served as our finance director—Communications, Media & Technology operating group from July 2001 to September 2006 and as our finance director—Resources operating group from 1998 to July 2001. Mr. Clark has been with Accenture for 36 years.
Johan (Jo) G. Deblaere, 57, became our chief operating officer in September 2009 and has also served as our chief executive—Europe since January 2014. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 34 years.
Simon Eaves, 52, became our group chief executive—Products operating group in October 2019. He served as senior managing director—Products, Growth & Strategy from October 2017 to October 2019 and as senior managing director—Products, Global Sales from February 2017 to October 2019. Previously, he held various leadership positions in client service and consulting within our Products operating group, both in the United Kingdom and globally, including serving as the global lead for the Customer & Channels consulting practice from August 2015 to February 2017 and prior to that as the global lead for the Products United Kingdom & Ireland client service group. Mr. Eaves has been with Accenture for 21 years.
James O. Etheredge, 56, became our chief executive—North America in September 2019. From December 2016 to September 2019, Mr. Etheredge served as  senior managing director—US Southeast, responsible for our business in 10 states, including the key markets of Atlanta, Charlotte and Washington, D.C. Previously, he was senior managing director for our Products operating group in North America from 2011 until December 2016. Mr. Etheredge has been with Accenture for 34 years.
Daniel T. London, 55, became our group chief executive—Health & Public Service operating group in June 2014. From 2009 to June 2014, Mr. London was senior managing director for Health & Public Service in North America. Previously, he served as managing director of our Finance & Performance Management global service line. Mr. London has been with Accenture for 33 years.
KC McClure, 54, became our chief financial officer in January 2019. From June 2018 to January 2019, she served as managing director—Finance Operations, where she led our finance operations across the entirety of our businesses. From December 2016 to May 2018, she was the finance director for our Communications, Media & Technology operating group. Prior to assuming that role, she served as our head of investor relations from September

2010 to November 2016, and from March 2002 to August 2010, she served as the finance director for our Health & Public Service operating group. Ms. McClure has been with Accenture for 31 years.
Domingo Mirón, 54, became our group chief executive—Financial Services operating group in September 2019. From March 2016 to September 2019, Mr. Mirón was group operating officer for our Financial Services operating group. Previously, he led our Financial Services business in Spain, Portugal and Israel from 2014 to March 2016 and, from 2011 to 2014, he was our senior managing director—Financial Services, Growth & Strategy. From 2009 to 2011, he led our Banking business in Europe, Africa and Latin America. Mr. Mirón has been with Accenture for 30 years.
Jean-Marc Ollagnier, 57, became our group chief executive—Resources operating group in March 2011. From September 2006 to March 2011, Mr. Ollagnier led our Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 33 years.
David P. Rowland, 58, became executive chairman of the Board of Directors in September 2019. From January 2019 to September 2019, he served as our interim chief executive officer. Mr. Rowland was our chief financial officer from July 2013 to January 2019. From October 2006 to July 2013, he was our senior vice president—Finance. Previously, Mr. Rowland was our managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as our finance director—Communications, Media & Technology operating group and as our finance director—Products operating group. Mr. Rowland has been with Accenture for 36 years and has served as a director since January 2019. Prior to its merger with and into Accenture plc in March 2018, Mr. Rowland also served on the board of Accenture Holdings plc.
Ellyn J. Shook, 56, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of our Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 31 years.
Julie Sweet, 52, became our chief executive officer in September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 9 years and has served as a director since September 2019.
Joel Unruch, 41, became our general counsel, secretary and chief compliance officer in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 8 years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares.
As of October 9, 2019, there were 318 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 9, 2019, there were 16 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2019, see Note 14 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 27, 2018, we announced that we were changing the frequency of any cash dividend payments to shareholders during fiscal 2020 from semi-annual to quarterly. On September 23, 2019, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.80 per share on our Class A ordinary shares for shareholders of record at the close of business on October 17, 2019 payable on November 15, 2019. For the remainder of fiscal 2020, we expect to declare additional quarterly dividends in December 2019 and March and June 2020, to be paid in February, May and August 2020, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2019. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2019 — June 30, 2019	801,659	$183.18	785,600	$3,924
July 1, 2019 — July 31, 2019	462,629	$194.65	442,846	$3,832
August 1, 2019 — August 31, 2019	850,036	$193.23	819,861	$3,674
Total (4)	2,114,324	$189.73	2,048,307	$—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2019, we purchased 2,048,307 Accenture plc Class A ordinary shares under this program for an aggregate price of $389 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2019, our aggregate available authorization for share purchases and redemptions was $3,674 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2019, the Board of Directors of Accenture plc has authorized an aggregate of $35.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the fourth quarter of fiscal 2019, Accenture purchased 66,017 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2019, 2018 and 2017 and as of August 31, 2019 and 2018 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2016 and 2015 and as of August 31, 2017, 2016 and 2015 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2019	2018 (1) (2)	2017 (1) (3)	2016 (1) (4)	2015 (1) (5)
	(in millions of U.S. dollars)
Income Statement Data
Revenues	$43,215	$40,993	$36,177	$34,254	$32,406
Operating income	6,305	5,899	5,191	4,846	4,526
Net income	4,846	4,215	3,635	4,350	3,274
Net income attributable to Accenture plc	4,779	4,060	3,445	4,112	3,054
Earnings Per Class A Ordinary Share
Basic	$7.49	$6.46	$5.56	$6.58	$4.87
Diluted	7.36	6.34	5.44	6.45	4.76
Dividends per ordinary share	2.92	2.66	2.42	2.20	2.04
_______________

(1)
Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and eliminated our net revenues presentation and FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior period amounts have been revised to conform with the current period presentation.

(2)
Includes the impact of a $258 million charge associated with tax law changes recorded during fiscal 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2018 Compared to Fiscal 2017—Provision for Income Taxes.”

(3)
Includes the impact of a $312 million, post-tax, pension settlement charge recorded during fiscal 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2018 Compared to Fiscal 2017—Pension Settlement Charge.”

(4)	Includes the impact of a $745 million, post-tax, gain on sale of businesses recorded during fiscal 2016.

(5)	Includes the impact of a $39 million, post-tax, pension settlement charge recorded during fiscal 2015.

	August 31, 2019	August 31, 2018	August 31, 2017	August 31, 2016	August 31, 2015

	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$6,127	$5,061	$4,127	$4,906	$4,361
Total assets	29,790	24,449	22,690	20,609	18,203
Long-term debt, net of current portion	16	20	22	24	26
Accenture plc shareholders’ equity	14,409	10,365	8,949	7,555	6,134

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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2019” means the 12-month period that ended on August 31, 2019. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Revenues are driven by the ability of our executives to secure new contracts, to renew and extend existing contracts, and to deliver services and solutions that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading services and solutions and to deploy skilled teams of professionals quickly and on a global basis.
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
Summary of Results
Revenues for fiscal 2019 increased 5% in U.S. dollars and 8.5% in local currency compared to fiscal 2018. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During fiscal 2019, revenue growth in local currency was very strong in Resources, strong in Communications, Media & Technology, Products, and Health & Public Service and modest in Financial Services. We experienced local currency revenue growth that was very strong in Growth Markets, strong in North America and solid in Europe. Revenue growth in local currency was strong in both outsourcing and consulting during fiscal 2019. While the business environment remained competitive, we experienced pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for fiscal 2019 increased 5% in U.S. dollars and 8% in local currency compared to fiscal 2018. Consulting revenue growth in local currency in fiscal 2019 was led by very strong growth in Resources, strong growth in Health & Public Service, Products and Communications, Media & Technology and modest growth in Financial Services. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for fiscal 2019 increased 6% in U.S. dollars and 9% in local currency compared to fiscal 2018. Outsourcing revenue growth in local currency in fiscal 2019 was led by very strong growth in Resources, Communications, Media & Technology and Products, solid growth in Financial Services and modest growth in Health & Public Service. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during fiscal 2019, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 3% lower than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our full fiscal 2020 revenue growth in U.S. dollars will be approximately 1% lower in U.S. dollars than our revenue growth in local currency.
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
Utilization for fiscal 2019 was 91%, consistent with fiscal 2018. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 492,000 as of August 31, 2019, compared to approximately 459,000 as of August 31, 2018. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for fiscal 2019 was 17%, up from 15% in fiscal 2018. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for fiscal 2019 was 30.8%, compared with 30.5% for fiscal 2018. The increase in gross margin for fiscal 2019 was primarily due to lower non-payroll and labor costs as a percentage of revenues compared to fiscal 2018.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.2% for fiscal 2019, compared with 16.1% for fiscal 2018. For fiscal 2019 compared to fiscal 2018, Sales and marketing costs as a percentage of revenues increased 10 basis points and General and administrative costs as a percentage of revenues were flat. We continuously monitor these costs and implement cost-management actions, as appropriate.
Operating margin (Operating income as a percentage of revenues) for fiscal 2019 was 14.6%, compared with 14.4% for fiscal 2018.
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

The effective tax rate for fiscal 2019 was 22.5%, compared with 27.4% for fiscal 2018. During fiscal 2018, we recorded a $258 million charge associated with tax law changes. Absent this charge, our effective tax rate for fiscal 2018 would have been 23.0%. For additional information, see Note 10 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Diluted earnings per share were $7.36 for fiscal 2019, compared with $6.34 for fiscal 2018. The impact of tax law changes decreased diluted earnings per share by $0.40 in fiscal 2018. Excluding the impact of these changes, diluted earnings per share would have been $6.74 for fiscal 2018.
We have presented our effective tax rate and diluted earnings per share excluding the impacts of the tax law changes in fiscal 2018, as we believe doing so facilitates understanding as to both the impact of these changes and our financial performance when comparing these periods.
Our operating income and diluted earnings per share are affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related revenues. Where practical, we seek to manage foreign currency exposure for costs not incurred in the same currency as the related revenues, such as the costs associated with our global delivery model, by using currency protection provisions in our customer contracts and through our hedging programs. For more information on our hedging programs, see Note 8 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings
New bookings for fiscal 2019 were $45.5 billion, with consulting bookings of $24.7 billion and outsourcing bookings of $20.8 billion.
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
The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Accordingly, a significant portion of what we consider contract bookings is not included in our remaining performance obligations.

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
Revenue Recognition
Determining the method and amount of revenue to recognize requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are distinct performance obligations and should be accounted for separately. Other judgments include determining whether performance obligations are satisfied over-time or at a point-in-time and the selection of the method to measure progress towards completion.
We measure progress towards completion for technology integration consulting services using costs incurred to date relative to total estimated costs at completion. Revenues, including estimated fees, are recorded proportionally as costs are incurred. The amount of revenue recognized for these contracts in a period is dependent on our ability to estimate total contract costs. We continually evaluate our estimates of total contract costs based on available information and experience.
Additionally, the nature of our contracts gives rise to several types of variable consideration, including incentive fees. Many contracts include incentives or penalties related to costs incurred, benefits produced or adherence to schedules that may increase the variability in revenues and margins earned on such contracts. We conduct reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable. Our estimates are monitored over the lives of our contracts and are based on an assessment of our anticipated performance, historical experience and other information available at the time.
For additional information, see Note 2 (Revenues) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018 and a U.S. statutory federal income tax rate of 21.0% for our fiscal year ended August 31, 2019. The Tax Act’s “base erosion and anti-abuse tax” provision, and regulations issued thereunder, adversely impact our effective tax rate by limiting our ability to deduct certain expenses.
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

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate. We currently do not foresee any event that would require us to distribute these indefinitely reinvested earnings. For additional information, see Note 10 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Revenues by Segment/Operating Group
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. In addition to reporting revenues by operating group, we also report revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting revenues, which include strategy, management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for Fiscal 2019 Compared to Fiscal 2018
Revenues (by operating group, geographic region and type of work) were as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Revenues for Fiscal
	2019	2018 (1)			2019	2018 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$8,757	$8,230	6%	9%	20%	20%
Financial Services	8,494	8,566	(1)	3	20	21
Health & Public Service	7,161	6,878	4	6	17	17
Products	12,005	11,338	6	9	28	28
Resources	6,772	5,942	14	18	16	14
Other	26	39	n/m	n/m	—	—
TOTAL REVENUES	$43,215	$40,993	5%	8.5%	100%	100%
GEOGRAPHIC REGIONS
North America	$19,986	$18,460	8%	9%	46%	45%
Europe	14,681	14,626	—	5	34	36
Growth Markets	8,548	7,906	8	14	20	19
TOTAL REVENUES	$43,215	$40,993	5%	8.5%	100%	100%
TYPE OF WORK
Consulting	$24,177	$22,979	5%	8%	56%	56%
Outsourcing	19,038	18,014	6	9	44	44
TOTAL REVENUES	$43,215	$40,993	5%	8.5%	100%	100%
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

Our business in the United States represented 44%, 43% and 45% of our consolidated revenues during fiscal 2019, 2018 and 2017, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods.
Revenues
The following revenues commentary discusses local currency revenue changes for fiscal 2019 compared to fiscal 2018:
Operating Groups

•	Communications, Media & Technology revenues increased 9% in local currency, driven by growth in Software & Platforms across all geographic regions, led by North America.

•
Financial Services revenues increased 3% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets, partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 6% in local currency, driven by growth in Public Service in North America and Europe.

•
Products revenues increased 9% in local currency, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services in Europe and Growth Markets and Life Sciences in North America.

•	Resources revenues increased 18% in local currency, driven by growth across all industry groups and geographic regions.
Geographic Regions

•	North America revenues increased 9% in local currency, driven by the United States.

•	Europe revenues increased 5% in local currency, led by Italy, the United Kingdom and Ireland.

•	Growth Markets revenues increased 14% in local currency, driven by Japan, as well as Brazil and China.
Operating Expenses
Operating expenses for fiscal 2019 increased $1,816 million, or 5%, over fiscal 2018, and decreased as a percentage of revenues to 85.4% from 85.6% during this period.
Cost of Services
Cost of services for fiscal 2019 increased $1,401 million, or 5%, over fiscal 2018, and decreased as a percentage of revenues to 69.2% from 69.5% during this period. Gross margin for fiscal 2019 increased to 30.8% from 30.5% in fiscal 2018. The increase in gross margin for fiscal 2019 was primarily due to lower non-payroll and labor costs as a percentage of revenues compared to fiscal 2018.
Sales and Marketing
Sales and marketing expense for fiscal 2019 increased $251 million, or 6%, over fiscal 2018, and increased as a percentage of revenues to 10.3% from 10.2% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2019 increased $164 million, or 7%, over fiscal 2018, and remained flat as a percentage of revenues at 5.9% during this period.
Operating Income and Operating Margin
Operating income for fiscal 2019 increased $406 million, or 7%, over fiscal 2018.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2019		2018 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$1,555	18%	$1,380	17%	$175
Financial Services	1,238	15	1,365	16	(128)
Health & Public Service	739	10	766	11	(27)
Products	1,720	14	1,664	15	56
Resources	1,053	16	724	12	330
TOTAL	$6,305	14.6%	$5,899	14.4%	$406
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

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2019 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2019 compared with fiscal 2018:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and higher contract profitability.

•	Financial Services operating income decreased as higher consulting contract profitability and revenue growth were offset by higher operating expenses as a percentage of revenues.

•	Health & Public Service operating income decreased as revenue growth was offset by lower consulting contract profitability and higher operating expenses as a percentage of revenues.

•	Products operating income increased primarily due to revenue growth and higher contract profitability, partially offset by higher operating expenses as a percentage of revenues.

•	Resources operating income increased primarily due to revenue growth and higher contract profitability.
Provision for Income Taxes
The effective tax rate for fiscal 2019 was 22.5%, compared with 27.4% for fiscal 2018. In fiscal 2018, we recorded a $258 million charge associated with tax law changes. Absent this charge, our effective tax rate for fiscal 2018 would have been 23.0%. The lower effective tax rate for fiscal 2019 was primarily due to changes in the geographic distribution of earnings, higher benefits from final determinations of prior year taxes and lower expense for adjustments to prior year tax liabilities. These decreases were partially offset by higher expense from the adoption of FASB ASU No. 2016-16 and lower tax benefits from share-based payments. For additional information, see Note 10 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests reflects the income earned or expense incurred attributable to the equity interest that some current and former members of Accenture Leadership and their permitted transferees have in our Accenture Canada Holdings Inc. subsidiary. See “Business—Organizational Structure.” Noncontrolling interests also includes amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary. Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc.
Net income attributable to noncontrolling interests for fiscal 2019 decreased $88 million, or 57%, from fiscal 2018, due to the decrease in the non-controlling ownership percentage in March 2018 from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. driven by the Accenture Holdings plc merger with and into Accenture plc. For additional information on the merger, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8,“Financial Statements and Supplementary Data.”
Earnings Per Share
Diluted earnings per share were $7.36 for fiscal 2019, compared with $6.34 for fiscal 2018. The $1.02 increase in our diluted earnings per share included the impact of tax law changes, which decreased diluted earnings per share for fiscal 2018 by $0.40. Excluding the impact of these changes, diluted earnings per share for fiscal 2019 increased $0.62 compared with fiscal 2018, due to increases of $0.48 from higher revenues and operating results, $0.05 from a lower effective tax rate, $0.05 from lower weighted average shares outstanding, and $0.04 from lower non-operating expense. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Results of Operations for Fiscal 2018 Compared to Fiscal 2017
Revenues (by operating group, geographic region and type of work) were as follows:

	Fiscal		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Revenues for Fiscal
	2018 (1)	2017 (1)			2018 (1)	2017 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$8,230	$7,097	16%	14%	20%	20%
Financial Services	8,566	7,654	12	8	21	21
Health & Public Service	6,878	6,361	8	7	17	18
Products	11,338	9,922	14	11	28	27
Resources	5,942	5,096	17	13	14	14
Other	39	46	n/m	n/m	—	—
TOTAL REVENUES	$40,993	$36,177	13%	10%	100%	100%
GEOGRAPHIC REGIONS (2)
North America	$18,460	$16,889	9%	9%	45%	47%
Europe	14,626	12,471	17	9	36	34
Growth Markets	7,906	6,816	16	16	19	19
TOTAL REVENUES	$40,993	$36,177	13%	10%	100%	100%
TYPE OF WORK
Consulting	$22,979	$20,080	14%	11%	56%	56%
Outsourcing	18,014	16,096	12	9	44	44
TOTAL REVENUES	$40,993	$36,177	13%	10%	100%	100%
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

(2)
Effective September 1, 2017, we revised the reporting of our geographic regions as follows: North America (the United States and Canada), Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Four countries, including Russia, were previously in Growth Markets, but are now included in Europe. Fiscal 2017 amounts have been reclassified to conform to the current period presentation.

Revenues
The following revenues commentary discusses local currency revenue changes for fiscal 2018 compared to fiscal 2017:
Operating Groups

•
Communications, Media & Technology revenues increased 14%  in local currency, driven by growth across all geographic regions in Software & Platforms and Communications & Media, led by Software & Platforms in North America.

•	Financial Services revenues increased 8% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe and Growth Markets.

•	Health & Public Service revenues increased 7% in local currency, driven by growth in Public Service across all geographic regions and Health in North America.

•	Products revenues increased 11% in local currency, driven by growth across all geographic regions, in Consumer Goods, Retail & Travel Services and Industrial.

•	Resources revenues increased 13% in local currency, driven by growth across all industry groups and geographic regions led by Chemicals & Natural Resources and Energy.
Geographic Regions

•	North America revenues increased 9% in local currency, driven by the United States.

•	Europe revenues increased 9% in local currency, driven by Germany, Italy, France, Ireland and Spain.

•	Growth Markets revenues increased 16% in local currency, led by Japan, as well as Australia, Brazil, and Singapore.
Operating Expenses
Operating expenses for fiscal 2018 increased $4,108 million, or 13%, over fiscal 2017, and remained flat as a percentage of revenues at 85.6% during this period.
Cost of Services
Cost of services for fiscal 2018 increased $3,394 million, or 14%, over fiscal 2017, and increased as a percentage of revenues to 69.5% from 69.4% during this period. Gross margin for fiscal 2018 decreased to 30.5% from 30.6% in fiscal 2017. The decrease in gross margin for fiscal 2018 was principally due to higher labor costs compared to fiscal 2017, partially offset by other cost efficiencies in fiscal 2018.
Sales and Marketing
Sales and marketing expense for fiscal 2018 increased $444 million, or 12%, over fiscal 2017, and decreased as a percentage of revenues to 10.2% from 10.4% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2018 increased $271 million, or 13%, over fiscal 2017, and remained flat as a percentage of revenues at 5.9% during this period.
Operating Income and Operating Margin
Operating income for fiscal 2018 increased $707 million, or 14%, over fiscal 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2018 (1)		2017 (1)
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$1,380	17%	$1,057	15%	$323
Financial Services	1,365	16	1,256	16	109
Health & Public Service	766	11	715	11	51
Products	1,664	15	1,573	16	90
Resources	724	12	589	12	134
TOTAL	$5,899	14.4%	$5,191	14.4%	$707
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

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2018 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2018 compared with fiscal 2017:

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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments in privately held companies. During fiscal 2018, other expense increased $40 million over fiscal 2017, primarily due to higher net foreign exchange losses.
Pension Settlement Charge
We recorded a pension settlement charge of $509,793 during fiscal 2017 as a result of the termination of our U.S. pension plan. For additional information, see Note 11 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Provision for Income Taxes
The effective tax rate for fiscal 2018 was 27.4%, compared with 21.3% for fiscal 2017. In fiscal 2018, we recorded a $258 million charge associated with tax law changes. Absent this charge, our effective tax rate for fiscal 2018 would have been 23.0%. Absent the pension settlement charge of $510 million and related tax impact of $198 million, the effective tax rate for fiscal 2017 would have been 23.0%. For additional information, see Note 10 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Net income attributable to noncontrolling interests for fiscal 2018 decreased $35 million, or 18%, from fiscal 2017, primarily due to the Accenture Holdings plc merger with and into Accenture plc on March 13, 2018, which decreased the non-controlling ownership percentage from 4% held by Accenture Holdings plc and Accenture Canada Holdings Inc. to less than 1% held by only Accenture Canada Holdings Inc. For additional information on the merger, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8,“Financial Statements and Supplementary Data.”
Earnings Per Share
Diluted earnings per share were $6.34 for fiscal 2018, compared with $5.44 for fiscal 2017. The $0.90 increase in our diluted earnings per share included the impact of the tax law changes, which decreased diluted earnings per share for fiscal 2018 by $0.40. The impact of the pension settlement charge, net of taxes, decreased diluted earnings per share for fiscal 2017 by $0.47. Excluding these impacts, diluted earnings per share would have been $6.74 and $5.91 for fiscal 2018 and 2017, respectively, an increase of $0.83. This increase was due to increases of $0.82 from higher revenues and operating results and $0.05 from lower weighted average shares outstanding, partially offset by decreases of $0.02 from lower non-operating income and $0.02 from higher net income attributable to non-controlling interest. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
We have presented our effective tax rate and diluted earnings per share excluding the impacts of the tax law changes in fiscal 2018 and the pension settlement charge in fiscal 2017, as we believe doing so facilitates understanding as to both the impact of these changes and our financial performance when comparing these periods.

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
As of August 31, 2019, Cash and cash equivalents were $6.1 billion, compared with $5.1 billion as of August 31, 2018.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2019	2018	2019 to 2018 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$6,627	$6,027	$600
Investing activities	(1,756)	(1,250)	(506)
Financing activities	(3,767)	(3,709)	(58)
Effect of exchange rate changes on cash and cash equivalents	(39)	(134)	95
Net increase (decrease) in cash and cash equivalents	$1,065	$934	$131
Operating activities: The $600 million year-over-year increase in operating cash flow was due to higher net income as well as changes in operating assets and liabilities, including an increase in accounts payable, partially offset by higher tax disbursements.
Investing activities: The $506 million increase in cash used was primarily due to higher spending on business acquisitions and investments. For additional information, see Note 6 (Business Combinations) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $58 million increase in cash used was primarily due to an increase in cash dividends paid as well as an increase in purchases of shares, partially offset by an increase in proceeds from share issuances and a decrease in the purchase of additional interests in consolidated subsidiaries. For additional information, see Note 14 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Borrowing Facilities
See Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2020. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Events
See Note 14 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2019, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$23	$6	$11	$6	$—
Operating leases	3,840	688	1,114	792	1,246
Retirement obligations (2)	95	10	20	20	44
Purchase obligations and other commitments (3)	286	206	61	12	6
Total	$4,244	$910	$1,206	$830	$1,296
_______________
Amounts in table may not total due to rounding.

(1)
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash outflows from future tax settlements cannot be determined. For additional information, see Note 10 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/Indian rupee, U.S. dollar/Swiss franc, U.S. dollar/Philippine peso, U.S. dollar/Australian dollar, U.S. dollar/U.K. pound, and U.S. dollar/Chinese yuan—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee, Euro/Indian rupee, Australian dollar/Indian rupee and Japanese yen/Chinese yuan, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 8 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2019, it was anticipated that approximately $34 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $509 million and $483 million as of August 31, 2019 and 2018, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2019 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Other Market Risk
The privately held companies in which we invest are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2019.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2019 Annual General Meeting of Shareholders filed with the SEC on December 7, 2018.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Re-Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2020 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2020 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2020 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2020 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2019, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	68,253	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	19,468,188	(2)	48.105	16,684,906
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	30,454,275
Equity compensation plans not approved by shareholders	—		N/A	—
Total	19,536,441			47,139,181
_______________

(1)	Consists of 68,253 restricted share units.

(2)	Consists of 19,464,437 restricted share units, with performance-based awards assuming maximum performance, and 3,751 stock options.

(3)	Does not reflect restricted stock units because these awards have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2020 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2020 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2020 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2020 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2020 Annual General Meeting of Shareholders of Accenture plc to be held on January 30, 2020 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2019 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2019 and August 31, 2018 and for the three years ended August 31, 2019—Included in Part II of this Form 10-K:
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statements of Comprehensive Income
Consolidated Shareholders’ Equity Statements
Consolidated Cash Flows Statements
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
None
3.    Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
4.1	Description of Accenture plc’s Securities (filed herewith)
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
10.3*
Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the Accenture Ltd Registration Statement on Form S-1 (File No. 333-59194) filed on April 19, 2001)

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

10.10*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)
10.11*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the August 31, 2013 10-K)
10.12*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the August 31, 2015 10-K)
10.13	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.14	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)

10.15
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.16
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.17*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2018 10-Q)

10.18*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2019 10-Q)

10.19*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2017 10-Q)

10.20*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2018 10-Q)

10.21*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2019 10-Q)

10.22*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2018 10-Q)

10.23*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2019 10-Q)

10.24*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2018 10-Q)

10.25*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2019 10-Q)

10.26*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2019 10-Q)
10.27*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.30 to the August 31, 2017 10-K)
10.28*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.31 to the August 31, 2017 10-K)
10.29*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

101
The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2019 and August 31, 2018, (ii) Consolidated Income Statements for the years ended August 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2019, 2018 and 2017, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2019, 2018 and 2017, (v) Consolidated Cash Flows Statements for the years ended August 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements

104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2019, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 29, 2019 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, KC McClure and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 29, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer and Director
Julie Sweet	(principal executive officer)

/s/ KC MCCLURE	Chief Financial Officer
KC McClure	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

/s/ DAVID P. ROWLAND	Executive Chairman of the Board and Director
David P. Rowland

/s/ MARJORIE MAGNER	Lead Director
Marjorie Magner

/s/ JAIME ARDILA	Director
Jaime Ardila

/s/ HERBERT HAINER	Director
Herbert Hainer

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ GILLES C. PÉLISSON	Director
Gilles C. Pélisson

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ FRANK K. TANG	Director
Frank K. Tang

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc (and subsidiaries) (the Company) as of August 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue and certain costs effective September 1, 2018 due to the adoption of Accounting Standard Update (ASU) No. 2014-09, which established Accounting Standard Codification Topic 606, Revenue from Contracts with Customers and its method of accounting for income taxes related to intra-entity transfers of assets effective September 1, 2018 due to the adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of estimated costs to complete certain technology integration consulting services contracts
As discussed in Notes 1 and 2 to the consolidated financial statements, revenues from contracts for technology integration consulting services where the Company designs, builds, and implements new or enhanced system applications and related processes for its clients are recognized over time since control of the system is transferred continuously to the client. Generally, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations, which typically occurs over time periods ranging from six months to two years.
We identified the evaluation of estimated costs to complete certain technology integration consulting services contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions used to develop the estimate of costs to complete the contracts.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for estimating costs to complete technology integration consulting services contracts, including controls over the assumptions used to develop the estimate of costs to complete the contracts. We tested the estimated costs to complete for certain technology integration consulting services contracts by evaluating:

•	The scope of the work and timing of delivery for consistency with the underlying contractual terms;

•	The estimate for consistency with the status of delivery, based on internal and customer-facing information;

•	Changes to estimated costs, if any, including the amount and timing of the change; and

•	Actual costs incurred subsequent to the balance sheet date to assess if they were consistent with the estimate for that time period.
We evaluated the Company’s ability to estimate costs by comparing estimates developed at contract inception to actual costs ultimately incurred to satisfy the performance obligation.
Evaluation of unrecognized tax benefits
As discussed in Note 10 to the consolidated financial statements, the Company has $1,233 million of unrecognized tax benefits as of August 31, 2019. The Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.
We identified the evaluation of the Company’s unrecognized tax benefits related to transfer pricing and certain other intercompany transactions as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its analysis of the recognition and measurement of its tax positions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefits process, including controls over transfer pricing and certain other intercompany transactions. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions, including internal restructurings and intra-entity transfers of assets;

•	Assessing transfer pricing studies for compliance with applicable laws and regulations;

•	Analyzing the Company’s tax positions, including the methodology over the measurement of unrecognized tax benefits related to transfer pricing;

•	Evaluating the Company’s determination of unrecognized tax benefits, including the associated effect in other jurisdictions; and

•	Inspecting settlements with applicable taxing authorities.
In addition, we evaluated the Company’s ability to estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon the conclusion of examinations by applicable taxing authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Chicago, Illinois
October 29, 2019

ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2019 and 2018
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2019	August 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,126,853	$5,061,360
Short-term investments	3,313	3,192
Receivables and contract assets	8,095,071	7,496,368
Other current assets	1,225,364	1,024,639
Total current assets	15,450,601	13,585,559
NON-CURRENT ASSETS:
Contract assets	71,002	23,036
Investments	240,313	215,532
Property and equipment, net	1,391,166	1,264,020
Goodwill	6,205,550	5,383,012
Deferred contract costs	681,492	705,124
Deferred income taxes, net	4,349,464	2,086,807
Other non-current assets	1,400,292	1,185,993
Total non-current assets	14,339,279	10,863,524
TOTAL ASSETS	$29,789,880	$24,449,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$6,411	$5,337
Accounts payable	1,646,641	1,348,802
Deferred revenues	3,188,835	2,837,682
Accrued payroll and related benefits	4,890,542	4,569,172
Income taxes payable	378,017	497,885
Other accrued liabilities	951,450	892,873
Total current liabilities	11,061,896	10,151,751
NON-CURRENT LIABILITIES:
Long-term debt	16,247	19,676
Deferred revenues	565,224	618,124
Retirement obligation	1,765,914	1,410,656
Deferred income taxes, net	133,232	125,729
Income taxes payable	892,688	956,836
Other non-current liabilities	526,988	441,723
Total non-current liabilities	3,900,293	3,572,744
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2019 and August 31, 2018	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 654,739,267 and 663,327,677 shares issued as of August 31, 2019 and August 31, 2018, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 609,404 and 655,521 shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	—	—
Restricted share units	1,411,903	1,234,623
Additional paid-in capital	5,804,448	4,870,764
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2019 and August 31, 2018; Class A ordinary, 18,964,863 and 24,293,199 shares as of August 31, 2019 and August 31, 2018, respectively	(1,388,376)	(2,116,948)
Retained earnings	10,421,538	7,952,413
Accumulated other comprehensive loss	(1,840,577)	(1,576,171)
Total Accenture plc shareholders’ equity	14,409,008	10,364,753
Noncontrolling interests	418,683	359,835
Total shareholders’ equity	14,827,691	10,724,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,789,880	$24,449,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2019, 2018 and 2017
(In thousands of U.S. dollars, except share and per share amounts)

	2019	2018	2017
REVENUES:
Revenues	$43,215,013	$40,992,534	$36,176,841
OPERATING EXPENSES:
Cost of services	29,900,325	28,499,170	25,105,349
Sales and marketing	4,447,456	4,196,201	3,752,313
General and administrative costs	2,562,158	2,398,384	2,127,777
Total operating expenses	36,909,939	35,093,755	30,985,439
OPERATING INCOME	6,305,074	5,898,779	5,191,402
Interest income	87,508	56,337	37,940
Interest expense	(22,963)	(19,539)	(15,545)
Other income (expense), net	(117,822)	(127,484)	(87,720)
Pension settlement charge	—	—	(509,793)
Gain (loss) on sale of businesses	—	—	(252)
INCOME BEFORE INCOME TAXES	6,251,797	5,808,093	4,616,032
Provision for income taxes	1,405,556	1,593,499	981,100
NET INCOME	4,846,241	4,214,594	3,634,932
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(6,694)	(95,063)	(149,131)
Net income attributable to noncontrolling interests – other	(60,435)	(59,624)	(40,652)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$4,779,112	$4,059,907	$3,445,149
Weighted average Class A ordinary shares:
Basic	638,098,125	628,451,742	620,104,250
Diluted	650,204,873	655,296,150	660,463,227
Earnings per Class A ordinary share:
Basic	$7.49	$6.46	$5.56
Diluted	$7.36	$6.34	$5.44
Cash dividends per share	$2.92	$2.66	$2.42
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2019, 2018 and 2017
(In thousands of U.S. dollars)

	2019	2018	2017
NET INCOME	$4,846,241	$4,214,594	$3,634,932
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(132,707)	(305,225)	149,920
Defined benefit plans	(253,039)	21,335	368,885
Cash flow hedges	123,003	(198,645)	46,624
Investments	(1,663)	1,148	1,507
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(264,406)	(481,387)	566,936
Other comprehensive income (loss) attributable to noncontrolling interests	(6,749)	(2,233)	31,724
COMPREHENSIVE INCOME	$4,575,086	$3,730,974	$4,233,592

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$4,514,706	$3,578,520	$4,012,085
Comprehensive income attributable to noncontrolling interests	60,380	152,454	221,507
COMPREHENSIVE INCOME	$4,575,086	$3,730,974	$4,233,592

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS For the Years Ended August 31, 2019, 2018 and 2017 (In thousands of U.S. dollars and share amounts)

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

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS — (continued) For the Years Ended August 31, 2019, 2018, and 2017 (In thousands of U.S. dollars and share amounts)

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

ACCENTURE PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS — (continued) For the Years Ended August 31, 2019, 2018, and 2017 (In thousands of U.S. dollars and share amounts)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											4,779,112		4,779,112	67,129	4,846,241
Other comprehensive income (loss)												(264,406)	(264,406)	(6,749)	(271,155)
Purchases of Class A shares								3,302	(2,669,336)	(16,431)			(2,666,034)	(3,302)	(2,669,336)
Cancellation of treasury shares				(17,599)				(326,092)	2,745,321	17,599	(2,419,229)		—		—
Share-based compensation expense							1,023,794	69,459					1,093,253		1,093,253
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(47)		(21,768)					(21,768)	(10)	(21,778)
Issuances of Class A shares for employee share programs				9,010			(903,526)	1,219,600	652,587	4,160	(121,250)		847,411	1,034	848,445
Dividends							57,012				(1,918,737)		(1,861,725)	(2,628)	(1,864,353)
Other, net								(10,817)			14,411		3,594	216	3,810
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2019, 2018 and 2017
(In thousands of U.S. dollars)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,846,241	$4,214,594	$3,634,932
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and asset impairments	892,760	926,776	801,789
Share-based compensation expense	1,093,253	976,908	795,235
Pension settlement charge	—	—	460,908
(Gain) loss on sale of businesses	—	—	252
Deferred income taxes, net	(96,360)	94,000	(364,133)
Other, net	(87,522)	7,609	88,123
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	(526,297)	(710,804)	(73,322)
Other current and non-current assets	(489,817)	(510,102)	(415,568)
Accounts payable	177,186	(167,971)	173,712
Deferred revenues, current and non-current	258,067	176,853	(38,954)
Accrued payroll and related benefits	386,930	646,416	(117,725)
Income taxes payable, current and non-current	(162,916)	183,933	15,721
Other current and non-current liabilities	335,428	188,479	12,069
Net cash provided by (used in) operating activities	6,626,953	6,026,691	4,973,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(599,009)	(619,187)	(515,919)
Purchases of businesses and investments, net of cash acquired	(1,193,071)	(657,546)	(1,704,188)
Proceeds from the sale of businesses and investments, net of cash transferred	27,951	20,197	(24,035)
Other investing, net	8,553	6,932	10,263
Net cash provided by (used in) investing activities	(1,755,576)	(1,249,604)	(2,233,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	848,445	753,146	676,045
Purchases of shares	(2,691,114)	(2,639,094)	(2,649,051)
Proceeds from (repayments of) long-term debt, net	(4,772)	(4,195)	(2,120)
Cash dividends paid	(1,864,353)	(1,708,724)	(1,567,578)
Other, net	(55,377)	(110,161)	(17,531)
Net cash provided by (used in) financing activities	(3,767,171)	(3,709,028)	(3,560,235)
Effect of exchange rate changes on cash and cash equivalents	(38,713)	(133,559)	42,326
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,065,493	934,500	(778,749)
CASH AND CASH EQUIVALENTS, beginning of period	5,061,360	4,126,860	4,905,609
CASH AND CASH EQUIVALENTS, end of period	$6,126,853	$5,061,360	$4,126,860
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,624	$19,673	$15,751
Income taxes paid, net	$1,587,273	$1,373,244	$1,288,788
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Accenture plc is one of the world’s leading organizations providing consulting, technology and outsourcing services and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry and functional expertise, technology and innovation capabilities, alliance relationships and global delivery resources, Accenture plc seeks to provide differentiated innovative services that help clients measurably improve their business performance and create sustainable value for their customers and stakeholders. Accenture plc’s global delivery model enables it to assemble integrated teams to provide high-quality, cost-effective solutions to clients.
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
The shares of Accenture Holdings plc (for applicable periods) and Accenture Canada Holdings Inc. held by persons other than us are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interest percentage was less than 1% as of August 31, 2019 and 2018, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2019” means the 12-month period that ended on August 31, 2019. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Revenue Recognition
We account for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on September 1, 2018 using the modified retrospective method.
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
Contract Estimates
Estimates of total contract revenues and costs are continuously monitored over the lives of our contracts, and recorded revenues and cost estimates are subject to revision as the contract progresses. If at any time the estimate

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

of contract profitability indicates an anticipated loss on a technology integration consulting contract, we recognize the loss in the quarter it first becomes probable and reasonably estimable.
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
For some outsourcing contracts, we receive payments for transition or set-up activities, which are deferred and recognized as revenue as the services are provided. These advance payments are typically not a significant financing component because they are used to meet working capital demands in the early stages of a contract and to protect us from the other party failing to complete its obligations under the contract. We elected the practical expedient to report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including certificates of deposit and time deposits. Cash and cash equivalents also include restricted cash of $159 and $45,658 as of August 31, 2019 and 2018, respectively, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Allowances for Client Receivables
We record our client receivables at their face amounts less allowances. On a periodic basis, we evaluate our receivables and establish allowances based on historical experience and other currently available information. As of August 31, 2019 and 2018, total allowances recorded for client receivables were $45,538 and $49,913, respectively. The allowance reflects our best estimate of collectibility risks on outstanding receivables. In limited circumstances, we

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

agree to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
Concentrations of Credit Risk
Our financial instruments, consisting primarily of cash and cash equivalents, foreign currency exchange rate instruments and client receivables, are exposed to concentrations of credit risk. We place our cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.
Investments
All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Non-current investments are primarily non-marketable equity securities of privately held companies and are accounted for using either the equity or fair value measurement alternative method of accounting. For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Investments are periodically assessed for other-than-temporary impairment. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its estimated fair value.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years

Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2019 or 2018, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.
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
Intangible assets with finite lives are generally amortized using the straight-line method over their estimated economic useful lives, ranging from one to sixteen years.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2019	2018	2017
Research and development costs	$799,734	$790,779	$704,317
Advertising costs (1)	85,521	78,464	79,883
Provision for (release of) doubtful accounts (2)	974	(1,060)	10,117
_______________

(1)	Advertising costs are expensed as incurred.

(2)	For additional information, see “Allowances for Client Receivables”.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 (“Topic 606”)
On September 1, 2018, we adopted Topic 606, which replaced most existing revenue recognition guidance. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 has been applied to contracts that were not completed as of September 1, 2018. Results for reporting periods beginning after September 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. See Note 2 (Revenues) to these Consolidated Financial Statements for further details.
In connection with the adoption of Topic 606, we are now presenting total revenues and no longer reporting revenues before reimbursements. Prior period results have been revised to reflect this change in presentation. Additionally, revisions were made to decrease both revenues and cost of services by $610,894,and $588,637 in fiscal 2018 and 2017, respectively, for hardware/software resale previously included in reimbursements. These revisions had no impact on operating income.
The impact of adopting the new standard was not material to our Consolidated Financial Statements. The primary impacts included additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from client contracts, including judgments and changes in estimates. Upon adoption, we recorded a decrease to retained earnings of $6,451, net of an income tax impact of $3,071, as of September 1, 2018.
The impact of adopting the new standard for fiscal 2019 was an increase to revenues of approximately $51.1 million. The impact on our balance sheet as of August 31, 2019 was not material with the exception of the classification of $2.2 billion of receivables and $627.7 million of contract assets, which were classified as Unbilled services, net prior to fiscal 2019.
FASB ASU No. 2016-16
On September 1, 2018, we adopted FASB ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. Upon adoption, we recorded deferred tax assets and an increase in retained earnings of $2,144,427, and we will recognize incremental income tax expense as these deferred tax assets are utilized. Our fiscal 2019 annual effective tax rate was 3.3% higher due to the adoption. The adoption had no impact on cash flows.

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

FASB ASU No. 2017-07
On September 1, 2018, we adopted FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance amends certain presentation and disclosure requirements for employers with defined benefit pension and post-retirement medical plans. The standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. Upon adoption, we reclassified $58 million and $558 million (including fiscal 2017 pension settlement charge of $510 million) of operating expenses to non-operating expense for fiscal 2018 and fiscal 2017, respectively, to conform with the fiscal 2019 treatment of these expenses.
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
FASB ASU No. 2018-02
On August 31, 2019, we early adopted FASB ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Act on items within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments in this update only relate to the reclassification of the income tax effects of the Tax  Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income is not affected by this update. Upon adoption we elected not to reclassify immaterial stranded tax effects. We release stranded tax effects from AOCI using the specific identification approach for our defined benefit plans and the portfolio approach for other items.

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
September 1, 2019
We adopted the ASU on September 1, 2019, using the effective date method. We expect to recognize approximately $3 billion of operating lease assets and liabilities on our Consolidated Balance Sheets, primarily relating to real estate. We do not expect the ASU to have a material impact on our other Consolidated Financial Statements or footnotes. We elected the package of practical expedients which does not require reassessment of prior conclusions related to contracts containing leases, lease classification or initial direct costs. We also elected to combine lease and non-lease components for our real estate and automobile leases.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2. REVENUES
Disaggregation of Revenue
See Note 17 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
On August 31, 2019, we had approximately $20 billion of remaining performance obligations. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 66% of our remaining performance obligations as revenue in fiscal 2020, an additional 14% in fiscal 2021, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods decreased our revenues by approximately $4 million for fiscal 2019. No adjustment on any one contract was material to our Consolidated Financial Statements during fiscal 2019.
Contract Balances
Deferred transition revenues were $563,245 and $581,395 as of August 31, 2019 and 2018, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $681,492 and $690,868 as of August 31, 2019 and 2018, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2019, 2018 and 2017 was $274,814, $333,118 and $289,555, respectively.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	August 31, 2019	As of September 1, 2018 (as adjusted)
Receivables, net of allowance	$7,467,338	$7,096,856
Contract assets (current)	627,733	547,809
Receivables and contract assets (current)	8,095,071	7,644,665
Contract assets (non-current)	71,002	23,036
Deferred revenues (current)	3,188,835	2,992,634
Deferred revenues (non-current)	565,224	618,124

Changes in the contract asset and liability balances during fiscal 2019, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2019 that were included in Deferred revenues as of September 1, 2018 were $2.9 billion.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.    EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Fiscal
	2019	2018	2017
Basic Earnings per share
Net income attributable to Accenture plc	$4,779,112	$4,059,907	$3,445,149
Basic weighted average Class A ordinary shares	638,098,125	628,451,742	620,104,250
Basic earnings per share	$7.49	$6.46	$5.56
Diluted Earnings per share
Net income attributable to Accenture plc	$4,779,112	$4,059,907	$3,445,149
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	6,694	95,063	149,131
Net income for diluted earnings per share calculation	$4,785,806	$4,154,970	$3,594,280
Basic weighted average Class A ordinary shares	638,098,125	628,451,742	620,104,250
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	892,654	14,716,884	28,107,510
Diluted effect of employee compensation related to Class A ordinary shares	11,111,679	11,948,075	12,082,241
Diluted effect of share purchase plans related to Class A ordinary shares	102,415	179,449	169,226
Diluted weighted average Class A ordinary shares	650,204,873	655,296,150	660,463,227
Diluted earnings per share	$7.36	$6.34	$5.44
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2019	2018	2017
Foreign currency translation
Beginning balance	$(1,075,268)	$(770,043)	$(919,963)
Foreign currency translation	(138,680)	(310,548)	164,073
Income tax benefit (expense)	(607)	3,354	(988)
Portion attributable to noncontrolling interests	6,580	1,969	(13,165)
Foreign currency translation, net of tax	(132,707)	(305,225)	149,920
Ending balance	(1,207,975)	(1,075,268)	(770,043)

Defined benefit plans
Beginning balance	(419,284)	(440,619)	(809,504)
Actuarial gains (losses)	(379,090)	19,862	49,565
Pension settlement	793	3,030	509,793
Prior service costs arising during the period	(2,105)	(28,696)	847
Reclassifications into net periodic pension and post-retirement expense (1)	32,985	34,972	44,913
Income tax benefit (expense)	94,052	(7,799)	(219,817)
Portion attributable to noncontrolling interests	326	(34)	(16,416)
Defined benefit plans, net of tax	(253,039)	21,335	368,885
Ending balance	(672,323)	(419,284)	(440,619)

Cash flow hedges
Beginning balance	(84,010)	114,635	68,011
Unrealized gain (loss)	209,017	(169,958)	195,848
Reclassification adjustments into Cost of services	(48,333)	(93,105)	(118,840)
Income tax benefit (expense)	(37,522)	64,118	(28,309)
Portion attributable to noncontrolling interests	(159)	300	(2,075)
Cash flow hedges, net of tax	123,003	(198,645)	46,624
Ending balance (2)	38,993	(84,010)	114,635

Investments
Beginning balance	2,391	1,243	(264)
Unrealized gain (loss)	(1,970)	1,455	1,758
Income tax benefit (expense)	305	(305)	(183)
Portion attributable to noncontrolling interests	2	(2)	(68)
Investments, net of tax	(1,663)	1,148	1,507
Ending balance	728	2,391	1,243

Accumulated other comprehensive loss	$(1,840,577)	$(1,576,171)	$(1,094,784)

 _______________

(1)
As of August 31, 2019, $54,799 of net losses is expected to be reclassified into net periodic pension and post-retirement expense recognized in cost of services, sales and marketing, general and administrative costs and non-operating expenses in the next twelve months.

(2)	As of August 31, 2019, $34,207 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

5.    PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31, 2019	August 31, 2018
Buildings and land	$56	$60
Computers, related equipment and software	1,723,623	1,625,950
Furniture and fixtures	394,671	374,294
Leasehold improvements	1,228,845	1,125,814
Property and equipment, gross	3,347,195	3,126,118
Total accumulated depreciation	(1,956,029)	(1,862,098)
Property and equipment, net	$1,391,166	$1,264,020

Depreciation expense for fiscal 2019, 2018 and 2017 was $440,796, $423,471 and $362,817, respectively.
6.    BUSINESS COMBINATIONS
We completed a number of individually immaterial acquisitions during fiscal years 2019, 2018 and 2017. These acquisitions were completed primarily to expand our services and solutions offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2019	2018	2017
Total consideration	$1,170,044	$596,148	$1,643,205
Goodwill	920,696	431,087	1,350,969
Intangible assets	282,144	140,403	328,776

The intangible assets primarily consist of customer-related intangibles, which are being amortized over one to twelve years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2017	Additions/ Adjustments	Foreign Currency Translation	August 31, 2018	Additions/ Adjustments	Foreign Currency Translation	August 31, 2019
Communications, Media & Technology	$775,802	$98,223	$(8,516)	$865,509	$146,632	$(19,398)	$992,743
Financial Services	1,151,024	32,390	(21,348)	1,162,066	252,870	(21,308)	1,393,628
Health & Public Service	934,374	27,816	(3,142)	959,048	54,441	(8,061)	1,005,428
Products	1,698,140	270,701	(20,440)	1,948,401	423,525	(43,609)	2,328,317
Resources	443,012	13,163	(8,187)	447,988	47,274	(9,828)	485,434
Total	$5,002,352	$442,293	$(61,633)	$5,383,012	$924,742	$(102,204)	$6,205,550
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2018			August 31, 2019
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$862,418	$(299,702)	$562,716	$1,013,976	$(358,130)	$655,846
Technology	94,844	(55,690)	39,154	119,686	(45,851)	73,835
Patents	128,179	(66,659)	61,520	127,796	(66,167)	61,629
Other	50,490	(26,770)	23,720	78,344	(28,875)	49,469
Total	$1,135,931	$(448,821)	$687,110	$1,339,802	$(499,023)	$840,779

Total amortization related to our intangible assets was $177,150, $170,187 and $149,417 for fiscal 2019, 2018 and 2017, respectively. Estimated future amortization related to intangible assets held at August 31, 2019 is as follows:

Fiscal Year	Estimated Amortization
2020	$189,490
2021	155,186
2022	134,594
2023	117,959
2024	94,022
Thereafter	149,528
Total	$840,779

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $110,617 as of August 31, 2019.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2019 was $59,791.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2019 and 2018, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net gain of $48,333, $93,105 and $118,840 during fiscal 2019, 2018 and 2017, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense),

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

net in the Consolidated Income Statements and for fiscal 2019, 2018 and 2017, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2019, 2018 or 2017.
Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net losses of $112,113 and $114,076 for fiscal 2019 and 2018, respectively, and a net gain of $66,748 for fiscal 2017. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31, 2019	August 31, 2018
Assets
Cash Flow Hedges
Other current assets	$53,033	$29,380
Other non-current assets	49,525	1,065
Other Derivatives
Other current assets	8,059	28,700
Total assets	$110,617	$59,145
Liabilities
Cash Flow Hedges
Other accrued liabilities	$18,826	$50,870
Other non-current liabilities	8,770	64,365
Other Derivatives
Other accrued liabilities	32,195	25,455
Total liabilities	$59,791	$140,690
Total fair value	$50,826	$(81,545)
Total notional value	$8,709,917	$8,783,014

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

	August 31, 2019	August 31, 2018
Net derivative assets	$88,811	$23,599
Net derivative liabilities	37,985	105,144
Total fair value	$50,826	$(81,545)

Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $131,675 as of August 31, 2019. Prior to the adoption

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

of FASB ASU No. 2016-01, these investments were accounted for under the cost method. For additional information, see Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.
9.    BORROWINGS AND INDEBTEDNESS
As of August 31, 2019, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	790,191	—
Local guaranteed and non-guaranteed lines of credit (3)	220,355	2,458
Total	$2,010,546	$2,458
_______________

(1)
This facility, which matures on December 22, 2020, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate, plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2019 and 2018, we had no borrowings under the facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2019 and 2018, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2019 and 2018, we had borrowings under these various facilities of $2,458 and $0, respectively.

Under the borrowing facilities described above, we had an aggregate of $390,295 and $324,602 of letters of credit outstanding as of August 31, 2019 and 2018, respectively. In addition, we had total outstanding debt of $22,658 and $25,013 as of August 31, 2019 and 2018, respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.    INCOME TAXES

	Fiscal
	2019	2018	2017
Current taxes
U.S. federal	$159,578	$70,050	$152,002
U.S. state and local	86,113	3,574	17,269
Non-U.S.	1,256,225	1,425,875	1,175,962
Total current tax expense	1,501,916	1,499,499	1,345,233
Deferred taxes
U.S. federal	(143,217)	219,034	(200,483)
U.S. state and local	(39,588)	57,044	(26,069)
Non-U.S.	86,445	(182,078)	(137,581)
Total deferred tax (benefit) expense	(96,360)	94,000	(364,133)
Total	$1,405,556	$1,593,499	$981,100

The components of Income before income taxes were as follows:

	Fiscal
	2019	2018	2017
U.S. sources (1)	$853,173	$645,943	$251,456
Non-U.S. sources	5,398,624	5,162,150	4,364,576
Total	$6,251,797	$5,808,093	$4,616,032

_______________

(1)	Includes U.S. pension settlement charge of 509,793 for fiscal 2017.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the U.S. statutory federal income tax rate from 35% to 21%, effective January 1, 2018, resulting in a blended U.S. statutory federal income tax rate of 25.7% for our fiscal year ended August 31, 2018 and a U.S. statutory federal income tax rate of 21.0% for our fiscal year ended August 31, 2019. During fiscal 2018, we recognized tax expense of $177,651 due primarily to the remeasurement of our net deferred tax assets at the new, lower rates. Our analysis and decisions around accounting for the Tax Act are complete.
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	Fiscal
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	25.7%	35.0%
U.S. state and local taxes, net	1.5	1.1	1.3
Non-U.S. operations taxed at other rates	1.1	(6.1)	(16.3)
Final determinations (1)	(3.4)	(1.9)	(3.6)
Other net activity in unrecognized tax benefits	3.2	5.8	8.4
Excess tax benefits from share based payments	(1.2)	(2.3)	(2.7)
Changes in tax laws and rates	—	4.4	(1.5)
Other, net	0.3	0.7	0.7
Effective income tax rate	22.5%	27.4%	21.3%

_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
As of August 31, 2019, we had not recognized a deferred tax liability on $425,028 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $54,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2020 and 2023. Some of the holidays are renewable at reduced levels, under certain conditions, with possible renewal periods through 2033. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $95,000, $103,000 and $95,000 in fiscal 2019, 2018 and 2017, respectively.
The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2019. Changes in tax laws and tax rates decreased our net deferred tax assets by $247,216 in fiscal 2018.
The components of our deferred tax assets and liabilities included the following:

	August 31, 2019	August 31, 2018
Deferred tax assets
Pensions	$446,920	$343,415
Revenue recognition	116,518	110,424
Compensation and benefits	623,986	428,703
Share-based compensation	292,045	259,276
Tax credit carryforwards	527,748	400,253
Net operating loss carryforwards	175,196	122,821
Deferred amortization deductions	793,084	728,564
Indirect effects of unrecognized tax benefits	302,093	355,152
Licenses and other intangibles	1,964,506	31,798
Other	213,496	212,710
Total deferred tax assets	5,455,592	2,993,116
Valuation allowance	(606,765)	(451,775)
Deferred tax assets, net of valuation allowance	4,848,827	2,541,341
Deferred tax liabilities
Revenue recognition	(43,124)	(66,128)
Investments in subsidiaries	(182,186)	(138,417)
Intangibles	(234,098)	(205,741)
Other	(173,187)	(169,977)
Total deferred tax liabilities	(632,595)	(580,263)
Net deferred tax assets	$4,216,232	$1,961,078

We recorded valuation allowances of $606,765 and $451,775 as of August 31, 2019 and 2018, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2019, we recorded a net increase of $154,990 in the valuation allowance. The majority of this change related to valuation allowances on certain tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. During fiscal 2018, we recorded a net decrease of $1,112,779 in the valuation allowance. Substantially all of this change related to the write-off of certain tax credit carryforwards for which we had a full valuation allowance.
We had tax credit carryforwards as of August 31, 2019 of $527,748, of which $24,958 will expire between 2020 and 2029, $113 will expire between 2030 and 2039, and $502,677 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2019 of $832,118. Of this amount, $206,741 expires between 2020 and 2029, $28,216 expires between 2030 and 2039, and $597,161 has an indefinite carryforward period.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2019, we had $1,233,014 of unrecognized tax benefits, of which $908,522, if recognized, would favorably affect our effective tax rate. As of August 31, 2018, we had $1,210,520 of unrecognized tax benefits, of which $818,638, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2019 and 2018 of $324,492 and $391,882, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2019	2018
Balance, beginning of year	$1,210,520	$945,850
Additions for tax positions related to the current year	211,671	349,343
Additions for tax positions related to prior years	354,890	317,215
Reductions for tax positions related to prior years	(262,055)	(284,711)
Statute of limitations expirations	(146,732)	(37,050)
Settlements with tax authorities	(103,384)	(68,605)
Foreign currency translation	(31,896)	(11,522)
Balance, end of year	$1,233,014	$1,210,520

For the year ended August 31, 2019, most of the additions for tax positions related to prior years are for items that had no net impact to the consolidated financial statements.
We recognize interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2019, 2018 and 2017, we recognized expense of $8,645, $37,230 and $37,350 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $114,566 ($105,852, net of tax benefits) and $125,886 ($114,631, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2019 and 2018, respectively.
We are currently under audit by the U.S. Internal Revenue Service for fiscal 2016. We are also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. With limited exceptions, we are no longer subject to income tax audits by taxing authorities for the years before 2010. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $291,000 or increase by approximately $397,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense were as follows:

	Pension Plans						Postretirement Plans
	August 31, 2019		August 31, 2018		August 31, 2017		August 31, 2019	August 31, 2018	August 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	3.00%	2.24%	4.00%	3.29%	3.75%	2.83%	3.00%	3.98%	3.73%
Discount rate for determining net periodic pension expense	4.00%	3.29%	3.75%	2.83%	3.50%	2.40%	3.98%	3.73%	3.51%
Long term rate of return on plan assets	4.25%	3.02%	4.25%	3.56%	4.25%	3.52%	3.18%	3.64%	4.13%
Rate of increase in future compensation for determining projected benefit obligation	2.23%	4.02%	2.23%	3.67%	2.25%	3.63%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.23%	3.67%	2.25%	3.63%	2.57%	3.47%	N/A	N/A	N/A

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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.6% for the plan year ending June 30, 2020. The rate is assumed to decrease on a straight-line basis to 4.5% for the plan year ending June 30, 2038 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rates would increase the benefit obligation by $93,643, while a one percentage point decrease would reduce the benefit obligation by $72,873.
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
Pension and Postretirement Expense
Pension expense for fiscal 2019, 2018 and 2017 was $137,030, $125,320 and $622,302 (including the above noted settlement charge), respectively. Postretirement expense for fiscal 2019, 2018 and 2017 was not material to our Consolidated Financial Statements. Starting in fiscal 2019, the service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net. Prior period amounts have been revised to conform with the current period presentation.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2019 and 2018 were as follows:

	Pension Plans				Postretirement Plans
	August 31, 2019		August 31, 2018		August 31, 2019	August 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$331,916	$1,772,712	$342,863	$1,816,462	$535,632	$529,680
Service cost	3,100	88,913	4,233	81,840	18,056	20,929
Interest cost	12,364	52,466	10,626	46,993	20,498	17,537
Participant contributions	—	11,989	—	12,189	—	—
Acquisitions/divestitures/transfers	—	28,510	—	(121)	—	—
Amendments	—	2,105	—	28,696	—	—
Curtailment	—	(6,477)	—	(4,946)	—	(2,782)
Pension settlement	—	(9,343)	4,289	(70,124)	—	—
Actuarial (gain) loss	50,002	379,173	(16,149)	(25,942)	16,880	(18,001)
Benefits paid	(13,825)	(85,624)	(13,946)	(69,841)	(13,637)	(10,499)
Exchange rate impact	—	(68,047)	—	(42,494)	(833)	(1,232)
Benefit obligation, end of year	$383,557	$2,166,377	$331,916	$1,772,712	$576,596	$535,632
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$210,576	$1,127,376	$204,629	$1,154,128	$28,713	$26,541
Actual return on plan assets	50,397	97,845	(5,278)	6,792	4,924	(505)
Acquisitions/divestitures/transfers	—	25,347	—	—	—	—
Employer contributions	10,131	81,531	20,882	109,292	11,920	13,176
Participant contributions	—	11,989	—	12,189	—	—
Pension settlement	—	(8,801)	4,289	(71,562)	—	—
Benefits paid	(13,824)	(85,624)	(13,946)	(69,841)	(13,637)	(10,499)
Exchange rate impact	—	(35,601)	—	(13,622)	—	—
Fair value of plan assets, end of year	$257,280	$1,214,062	$210,576	$1,127,376	$31,920	$28,713
Funded status, end of year	$(126,277)	$(952,315)	$(121,340)	$(645,336)	$(544,676)	$(506,919)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$6,707	$67,396	$6,757	$106,621	$—	$—
Current liabilities	(10,473)	(33,981)	(10,854)	(27,306)	(1,257)	(1,856)
Non-current liabilities	(122,511)	(985,730)	(117,243)	(724,651)	(543,419)	(505,063)
Funded status, end of year	$(126,277)	$(952,315)	$(121,340)	$(645,336)	$(544,676)	$(506,919)

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2019 and 2018 was as follows:

	Pension Plans				Postretirement Plans
	August 31, 2019		August 31, 2018		August 31, 2019	August 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$106,328	$633,619	$105,580	$357,250	$121,798	$114,827
Prior service (credit) cost	—	21,954	—	22,293	19,427	23,671
Accumulated other comprehensive loss, pre-tax	$106,328	$655,573	$105,580	$379,543	$141,225	$138,498

Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2019 and 2018 was as follows:

	August 31, 2019		August 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$376,886	$1,964,148	$325,152	$1,614,649

The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2019 and 2018:

	Pension Plans				Postretirement Plans
	August 31, 2019		August 31, 2018		August 31, 2019	August 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$132,984	$1,514,448	$128,097	$1,009,762	$576,596	$535,632
Fair value of plan assets	—	494,065	—	257,805	31,920	28,713

	August 31, 2019		August 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$132,984	$1,300,082	$128,097	$848,217
Fair value of plan assets	—	465,935	—	220,220

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
Plan Assets
Our target allocation for fiscal 2020 and weighted-average plan assets allocations as of August 31, 2019 and 2018 by asset category for defined benefit pension plans were as follows:

	2020 Target Allocation		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	27%	—%	19%	—%	20%
Debt securities	100	53	95	59	94	57
Cash and short-term investments	—	1	5	2	6	2
Insurance contracts	—	16	—	17	—	17
Other	—	3	—	3	—	4
Total	100%	100%	100%	100%	100%	100%

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2019 were as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$226,386	$—	$226,386
Fixed Income
Non-U.S. government debt securities	125,332	—	—	125,332
Non-U.S. corporate debt securities	19,562	—	—	19,562
Mutual fund debt securities	—	569,712	—	569,712
Cash and short-term investments	9,799	9,426	—	19,225
Insurance contracts	—	76,219	133,421	209,640
Other	—	44,205	—	44,205
Total	$154,693	$925,948	$133,421	$1,214,062

There were no transfers between Levels 1 and 2 during fiscal 2019. The level 3 assets are invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $289,200 in Level 2 assets, primarily made up of U.S. corporate debt securities of $166,756 and U.S. government, state and local debt securities of $71,745.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2019:

Level 3 Assets	Fiscal 2019
Beginning balance	$114,960
Purchases, sales and settlements	17,428
Changes in fair value	1,033
Ending Balance	$133,421

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
Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $93,292 in fiscal 2020 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2020 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2020	$14,097	$73,946	$11,727
2021	14,870	80,978	13,378
2022	15,638	87,353	15,144
2023	16,425	101,844	17,065
2024	17,144	102,642	19,224
2025-2029	95,831	559,093	131,206

Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $530,501, $485,736 and $454,124 in fiscal 2019, 2018 and 2017, respectively.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

12.    SHARE-BASED COMPENSATION
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by our shareholders in 2018 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 99,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2019, there were 16,684,906 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2019	2018	2017
Total share-based compensation expense included in Net income	$1,093,253	$976,908	$795,235
Income tax benefit related to share-based compensation included in Net income	356,062	404,124	349,114

Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2019 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2018	19,078,607	$125.59
Granted (1)	8,942,952	144.52
Vested (2)	(7,625,120)	119.89
Forfeited	(1,394,324)	127.32
Nonvested balance as of August 31, 2019	19,002,115	$136.66

 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2019, 2018 and 2017 was $144.52, $153.33 and $117.72, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2019, 2018 and 2017 was $914,206, $842,002 and $726,324, respectively.
As of August 31, 2019, there was $967,811 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.2 years. As of August 31, 2019, there were 530,575 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.
Stock Options
There were no stock options granted during fiscal 2019, 2018 or 2017. As of August 31, 2019 we had 3,751 stock options outstanding and exercisable at a weighted average exercise price of $48.11 and a weighted average remaining contractual term of 1.4 years.

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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2019, we had issued 59,545,725 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 5,433,817, 5,428,356 and 6,103,977 shares to employees in fiscal 2019, 2018 and 2017, respectively, under the 2010 ESPP.

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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

14.    MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2019, our aggregate available authorization was $3,674,089 for our publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during fiscal 2019 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	13,686,253	$2,254,576	—	$—
Other share purchase programs	—	—	128,282	21,778
Other purchases (2)	2,744,554	414,760	—	—
Total	16,430,807	$2,669,336	128,282	$21,778
 _______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During fiscal 2019, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

Cancellation of Treasury Shares
During fiscal 2019, we cancelled 17,599,481 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $2,745,321. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during fiscal 2019 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2018	$1.46	October 18, 2018	$931,460	October 16, 2018	$1,378	$932,838
May 15, 2019	1.46	April 11, 2019	930,265	April 9, 2019	1,250	931,515
Total Dividends			$1,861,725		$2,628	$1,864,353

The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Events
On September 23, 2019, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.80 per share on our Class A ordinary shares for shareholders of record at the close of business on October 17, 2019 payable on November 15, 2019. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
15.    LEASE COMMITMENTS
We have operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes, and sublease income from third parties during fiscal 2019, 2018 and 2017 was as follows:

	Fiscal
	2019	2018	2017
Rental expense	$666,461	$653,531	$617,014
Sublease income from third parties	(26,863)	(28,219)	(28,992)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2019 were as follows:

	Operating Lease Payments	Operating Sublease Income
2020	$688,020	$(24,884)
2021	597,307	(17,908)
2022	516,544	(8,535)
2023	428,481	(7,541)
2024	363,107	(7,184)
Thereafter	1,246,097	(30,708)
	$3,839,556	$(96,760)

16.    COMMITMENTS AND CONTINGENCIES
Commitments
We have either the right to purchase at fair value or, if certain events occur, may be required to purchase at fair value outstanding shares of our SinnerSchrader AG subsidiary. As of August 31, 2019 and 2018, we have reflected the fair value of approximately $10,000 and $47,000, respectively, related to redeemable common stock of the subsidiary in Other accrued liabilities in the Consolidated Balance Sheets.
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
As of August 31, 2019 and 2018, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $794,000 and $782,000, respectively, of which all but approximately $128,000 and $130,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
To date, we have not been required to make any significant payment under any of the arrangements described above. We have assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations and/or indemnification provisions and believe that any potential payments would be immaterial to the Consolidated Financial Statements.
Legal Contingencies
As of August 31, 2019, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. We believe the lawsuit is without merit and we will vigorously defend it. We cannot reasonably estimate a range of loss, if any, at this time.

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
 Our reportable operating segments are our five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding our reportable operating segments is as follows:

Fiscal
2019	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other	Total
Revenues	$8,757,250	$8,493,819	$7,160,787	$12,004,934	$6,771,976	$26,247	$43,215,013
Depreciation and amortization (2)	146,607	150,451	154,177	282,772	158,753	—	892,760
Operating income	1,554,820	1,237,918	738,974	1,719,881	1,053,481	—	6,305,074
Net assets (liabilities) as of August 31 (3)	1,202,697	(46,302)	1,092,836	1,736,031	1,016,019	92,224	5,093,505
2018
Revenues (1)	$8,229,842	$8,565,695	$6,877,779	$11,337,863	$5,942,012	$39,343	$40,992,534
Depreciation and amortization (2)	176,232	161,451	171,084	271,853	146,156	—	926,776
Operating income (1)	1,379,914	1,365,427	765,838	1,663,852	723,748	—	5,898,779
Net assets as of August 31 (3)	984,345	23,666	989,150	1,571,620	1,046,216	153,725	4,768,722
2017
Revenues (1)	$7,097,353	$7,654,465	$6,360,695	$9,921,960	$5,096,324	$46,044	$36,176,841
Depreciation and amortization (2)	148,690	147,343	143,659	228,400	133,697	—	801,789
Operating income (1)	1,057,334	1,256,125	715,136	1,573,477	589,330	—	5,191,402
Net assets as of August 31 (3)	916,325	155,386	911,605	1,299,898	953,820	112,264	4,349,298
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

(2)	Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each operating segment, as well as an allocation for amounts they do not directly control.

(3)
We do not allocate total assets by operating segment. Operating segment assets directly attributed to an operating segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.

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

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	North America	Europe	Growth Markets	Total
2019
Revenues	$19,986,136	$14,680,739	$8,548,138	$43,215,013
Property and equipment, net as of August 31	395,782	354,362	641,022	1,391,166
2018
Revenues (1)	$18,460,395	$14,625,769	$7,906,370	$40,992,534
Property and equipment, net as of August 31	375,237	319,487	569,296	1,264,020
2017
Revenues (1)	$16,889,272	$12,471,454	$6,816,115	$36,176,841
Property and equipment, net as of August 31	274,463	294,154	571,981	1,140,598

_______________

(1)	Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Prior period amounts have been revised to conform with the current period presentation.
Our business in the United States represented 44%, 43% and 45% of our consolidated revenues during fiscal 2019, 2018 and 2017, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated revenues during each of fiscal 2019, 2018 and 2017.
We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2019	August 31, 2018	August 31, 2017
United States	26%	27%	23%
India	18	19	25
Ireland	7	7	5

Revenues by type of work were as follows:

	Fiscal
	2019	2018 (1)	2017 (1)
Consulting	$24,177,428	$22,978,798	$20,080,455
Outsourcing	19,037,585	18,013,736	16,096,386
Total Revenues	43,215,013	40,992,534	36,176,841

_______________

(1)	Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Prior period amounts have been revised to conform with the current period presentation.

ACCENTURE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

18.    QUARTERLY DATA (unaudited)

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$10,605,546	$10,454,129	$11,099,688	$11,055,650	$43,215,013
Cost of services	7,308,121	7,399,780	7,571,390	7,621,034	29,900,325
Operating income	1,629,012	1,386,626	1,717,943	1,571,493	6,305,074
Net income	1,291,324	1,140,720	1,268,649	1,145,548	4,846,241
Net income attributable to Accenture plc	1,274,720	1,124,449	1,249,516	1,130,427	4,779,112
Weighted average Class A ordinary shares:
—Basic	638,877,445	638,639,729	637,831,341	637,049,388	638,098,125
—Diluted	652,151,450	649,170,699	649,297,717	650,523,417	650,204,873
Earnings per Class A ordinary share:
—Basic	$2.00	$1.76	$1.96	$1.77	$7.49
—Diluted	$1.96	$1.73	$1.93	$1.74	$7.36

Fiscal 2018 (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$9,884,313	$9,909,238	$10,694,996	$10,503,987	$40,992,534
Cost of services	6,820,160	7,049,698	7,362,981	7,266,331	28,499,170
Operating income	1,498,176	1,296,044	1,634,875	1,469,684	5,898,779
Net income	1,188,542	919,540	1,058,141	1,048,371	4,214,594
Net income attributable to Accenture plc	1,123,660	863,703	1,043,020	1,029,524	4,059,907
Weighted average Class A ordinary shares:
—Basic	615,835,525	617,854,667	639,217,344	640,575,241	628,451,742
—Diluted	656,671,417	656,118,796	654,600,026	653,960,751	655,296,150
Earnings per Class A ordinary share:
—Basic	$1.82	$1.40	$1.63	$1.61	$6.46
—Diluted	$1.79	$1.37	$1.60	$1.58	$6.34

_______________

(1)
Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior period amounts have been revised to conform with the current period presentation.