Form 10-Q
period 2019-11-30
Accenture plc
filed 2019-12-19
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 2, 2019 was 656,946,050 (which number includes 21,902,507 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 2, 2019 was 593,689.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2019 and August 31, 2019
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2019	August 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,810,537	$6,126,853
Short-term investments	3,303	3,313
Receivables and contract assets	8,577,386	8,095,071
Other current assets	1,214,878	1,225,364
Total current assets	15,606,104	15,450,601
NON-CURRENT ASSETS:
Contract assets	58,071	71,002
Investments	278,765	240,313
Property and equipment, net	1,386,440	1,391,166
Lease assets	3,154,501	—
Goodwill	6,300,004	6,205,550
Deferred contract costs	691,727	681,492
Deferred tax assets	4,300,909	4,349,464
Other non-current assets	1,394,191	1,400,292
Total non-current assets	17,564,608	14,339,279
TOTAL ASSETS	$33,170,712	$29,789,880
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$3,698	$6,411
Accounts payable	1,581,112	1,646,641
Deferred revenues	2,986,524	3,188,835
Accrued payroll and related benefits	4,652,038	4,890,542
Income taxes payable	448,010	378,017
Lease liabilities	710,787	—
Other accrued liabilities	817,239	951,450
Total current liabilities	11,199,408	11,061,896
NON-CURRENT LIABILITIES:
Long-term debt	15,935	16,247
Deferred revenues	585,301	565,224
Retirement obligation	1,784,347	1,765,914
Deferred tax liabilities	144,659	133,232
Income taxes payable	905,952	892,688
Lease liabilities	2,651,651	—
Other non-current liabilities	282,251	526,988
Total non-current liabilities	6,370,096	3,900,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2019 and August 31, 2019	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 656,946,050 and 654,739,267 shares issued as of November 30, 2019 and August 31, 2019, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 593,689 and 609,404 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	—	—
Restricted share units	1,525,898	1,411,903
Additional paid-in capital	6,162,252	5,804,448
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2019 and August 31, 2019; Class A ordinary, 21,950,289 and 18,964,863 shares as of November 30, 2019 and August 31, 2019, respectively	(1,977,391)	(1,388,376)
Retained earnings	11,236,275	10,421,538
Accumulated other comprehensive loss	(1,779,968)	(1,840,577)
Total Accenture plc shareholders’ equity	15,167,138	14,409,008
Noncontrolling interests	434,070	418,683
Total shareholders’ equity	15,601,208	14,827,691
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,170,712	$29,789,880

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2019 and 2018
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2019	2018
REVENUES:
Revenues	$11,358,958	$10,605,546
OPERATING EXPENSES:
Cost of services	7,711,199	7,308,121
Sales and marketing	1,191,123	1,070,016
General and administrative costs	689,373	598,397
Total operating expenses	9,591,695	8,976,534
OPERATING INCOME	1,767,263	1,629,012
Interest income	27,419	19,631
Interest expense	(5,474)	(4,505)
Other income (expense), net	11,439	(33,654)
INCOME BEFORE INCOME TAXES	1,800,647	1,610,484
Income tax expense	425,479	319,160
NET INCOME	1,375,168	1,291,324
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc.	(1,741)	(1,888)
Net income attributable to noncontrolling interests – other	(16,459)	(14,716)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,356,968	$1,274,720
Weighted average Class A ordinary shares:
Basic	635,722,309	638,877,445
Diluted	649,389,444	652,151,450
Earnings per Class A ordinary share:
Basic	$2.13	$2.00
Diluted	$2.09	$1.96
Cash dividends per share	$0.80	$1.46

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2019 and 2018
(In thousands of U.S. dollars)
(Unaudited)

	2019	2018
NET INCOME	$1,375,168	$1,291,324
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	37,730	(8,617)
Defined benefit plans	8,752	20,413
Cash flow hedges	14,127	88,344
Investments	—	(515)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	60,609	99,625
Other comprehensive income (loss) attributable to noncontrolling interests	1,180	(2,296)
COMPREHENSIVE INCOME	$1,436,957	$1,388,653

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,417,577	$1,374,345
Comprehensive income attributable to noncontrolling interests	19,380	14,308
COMPREHENSIVE INCOME	$1,436,957	$1,388,653

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2019
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											1,356,968		1,356,968	18,200	1,375,168
Other comprehensive income (loss)												60,609	60,609	1,180	61,789
Purchases of Class A shares								811	(724,618)	(3,821)			(723,807)	(811)	(724,618)
Share-based compensation expense							238,677	36,252					274,929		274,929
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(15)		(4,593)					(4,593)		(4,593)
Issuances of Class A shares for employee share programs				2,207			(142,925)	323,660	135,603	836	(16,263)		300,075	325	300,400
Dividends							18,243				(525,968)		(507,725)	(656)	(508,381)
Other, net								1,674					1,674	(2,851)	(1,177)
Balance as of November 30, 2019	$57	40	$15	656,946	$—	594	$1,525,898	$6,162,252	$(1,977,391)	(21,990)	$11,236,275	$(1,779,968)	$15,167,138	$434,070	$15,601,208

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2018
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											1,274,720		1,274,720	16,604	1,291,324
Other comprehensive income (loss)												99,625	99,625	(2,296)	97,329
Purchases of Class A shares								1,026	(787,508)	(4,861)			(786,482)	(1,026)	(787,508)
Share-based compensation expense							214,713	31,803					246,516		246,516
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(819)					(819)		(819)
Issuances of Class A shares for employee share programs				2,213			(133,965)	277,039	156,008	988	(33,244)		265,838	344	266,182
Dividends							27,594				(959,054)		(931,460)	(1,378)	(932,838)
Other, net								(3,064)			14,411		$11,347	$1,471	$12,818
Balance as of November 30, 2018	$57	40	$15	665,541	$—	651	$1,342,965	$5,176,749	$(2,748,448)	(28,206)	$10,384,064	$(1,476,546)	$12,678,856	$376,712	$13,055,568

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2019 and 2018
(In thousands of U.S. dollars)
(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,375,168	$1,291,324
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	399,458	211,685
Share-based compensation expense	274,929	246,516
Deferred tax expense (benefit)	36,591	(2,634)
Other, net	(120,927)	(42,244)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(436,872)	(536,882)
Other current and non-current assets	(101,096)	(155,787)
Accounts payable	(61,929)	(14,487)
Deferred revenues, current and non-current	(185,313)	13,280
Accrued payroll and related benefits	(261,592)	81,117
Income taxes payable, current and non-current	84,840	(47,554)
Other current and non-current liabilities	(216,346)	(16,826)
Net cash provided by (used in) operating activities	786,911	1,027,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(95,063)	(77,691)
Purchases of businesses and investments, net of cash acquired	(109,848)	(200,417)
Proceeds from sales of businesses and investments	39,200	441
Other investing, net	(182)	4,799
Net cash provided by (used in) investing activities	(165,893)	(272,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	300,400	266,182
Purchases of shares	(729,211)	(788,327)
Proceeds from (repayments of) long-term debt, net	(570)	(369)
Cash dividends paid	(508,381)	(932,838)
Other, net	(10,462)	(6,816)
Net cash provided by (used in) financing activities	(948,224)	(1,462,168)
Effect of exchange rate changes on cash and cash equivalents	10,890	9,958
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(316,316)	(697,570)
CASH AND CASH EQUIVALENTS, beginning of period	6,126,853	5,061,360
CASH AND CASH EQUIVALENTS, end of period	$5,810,537	$4,363,790
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$292,787	$297,166
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on October 29, 2019.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2020.
Allowances for Client Receivables
As of November 30, 2019 and August 31, 2019, total allowances recorded for client receivables were $45,016 and $45,538, respectively.
Depreciation and Amortization
Depreciation expense was $97,090 and $102,713 for the three months ended November 30, 2019 and 2018, respectively. As of November 30, 2019 and August 31, 2019, total accumulated depreciation was $2,096,462 and $1,956,029, respectively. Deferred transition amortization expense was $67,914 and $68,879 for the three months ended November 30, 2019 and 2018, respectively. See Note 6 (Goodwill and Intangible Assets) to these Consolidated Financial Statements for intangible asset amortization balances.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 and related updates (“Topic 842”)
On September 1, 2019, we adopted FASB ASU No. 2016-02, Leases, and related updates (“Topic 842”) using the effective date method. Prior period amounts were not adjusted. The primary impact of adoption is the requirement for lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by both operating and finance leases. Enhanced quantitative and qualitative disclosures about leasing arrangements are also required. We elected the package of practical expedients which does not require reassessment of prior conclusions related to identifying leases, lease classification or initial direct costs. We also elected the practical expedient to combine lease and nonlease components, accounting for the combined components as a single lease component, for our office real estate and automobile leases. The standard did not have a material impact on our Consolidated Income Statement.
The impact of adopting Topic 842 on our Consolidated Balance Sheets was as follows:

Balance Sheet	Balance as of August 31, 2019	Adjustments due to ASU 2016-02 (Topic 842)	Balance as of September 1, 2019
CURRENT ASSETS
Other current assets	$1,225,364	$(38,666)	$1,186,698
NON-CURRENT ASSETS
Lease assets	—	3,169,608	3,169,608
Other non-current assets	1,400,292	(10,333)	1,389,959
CURRENT LIABILITIES
Lease liabilities	—	699,399	699,399
Other accrued liabilities	951,450	(703)	950,747
NON-CURRENT LIABILITIES
Lease liabilities	—	2,666,344	2,666,344
Other non-current liabilities	526,988	(244,431)	282,557

See Note 7 (Leases) to these Consolidated Financial Statements for further details.
FASB ASU No. 2018-09 (“Subtopic 350-40”)
On September 1, 2019, we prospectively adopted FASB ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies and aligns the accounting and capitalization of implementation costs in cloud computing arrangements that are service arrangements with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC No. 350-40. Implementation costs that are currently capitalized in software licensing arrangements (e.g. costs to configure the software) will be capitalized in cloud computing arrangements, and costs expensed in software license arrangements (e.g. data conversion, training, and business process re-engineering) will be expensed in cloud computing arrangements. The adoption did not have a material impact on our Consolidated Financial Statements.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. REVENUES
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $19 billion and $20 billion as of November 30, 2019 and August 31, 2019, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 61% of our remaining performance obligations as of November 30, 2019 as revenue in fiscal 2020, an additional 19% in fiscal 2021, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2019 and 2018, respectively.
Contract Balances
Deferred transition revenues were $583,531 and $563,245 as of November 30, 2019 and August 31, 2019, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $691,727 and $681,492 as of November 30, 2019 and August 31, 2019, respectively, and are included in Deferred contract costs.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	As of November 30, 2019	As of August 31, 2019
Receivables, net of allowance	$7,908,781	$7,467,338
Contract assets (current)	668,605	627,733
Receivables and contract assets (current)	8,577,386	8,095,071
Contract assets (non-current)	58,071	71,002
Deferred revenues (current)	2,986,524	3,188,835
Deferred revenues (non-current)	585,301	565,224

Changes in the contract asset and liability balances during the three months ended November 30, 2019, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2019 that were included in Deferred revenues as of August 31, 2019 were $1.8 billion. Revenues recognized during the three months ended November 30, 2018 that were included in Deferred revenues as of September 1, 2018 were $1.8 billion.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	November 30, 2019	November 30, 2018
Basic earnings per share
Net income attributable to Accenture plc	$1,356,968	$1,274,720
Basic weighted average Class A ordinary shares	635,722,309	638,877,445
Basic earnings per share	$2.13	$2.00
Diluted earnings per share
Net income attributable to Accenture plc	$1,356,968	$1,274,720
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc. (1)	1,741	1,888
Net income for diluted earnings per share calculation	$1,358,709	$1,276,608
Basic weighted average Class A ordinary shares	635,722,309	638,877,445
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interest (1)	815,515	945,336
Diluted effect of employee compensation related to Class A ordinary shares	12,626,225	12,093,353
Diluted effect of share purchase plans related to Class A ordinary shares	225,395	235,316
Diluted weighted average Class A ordinary shares	649,389,444	652,151,450
Diluted earnings per share	$2.09	$1.96
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2019	November 30, 2018
Foreign currency translation
Beginning balance	$(1,207,975)	$(1,075,268)
Foreign currency translation	40,145	(12,396)
Income tax benefit (expense)	(1,264)	1,324
Portion attributable to noncontrolling interests	(1,151)	2,455
Foreign currency translation, net of tax	37,730	(8,617)
Ending balance	(1,170,245)	(1,083,885)

Defined benefit plans
Beginning balance	(672,323)	(419,284)
Reclassifications into net periodic pension and post-retirement expense (1)	12,784	22,894
Income tax benefit (expense)	(4,021)	(2,451)
Portion attributable to noncontrolling interests	(11)	(30)
Defined benefit plans, net of tax	8,752	20,413
Ending balance	(663,571)	(398,871)

Cash flow hedges
Beginning balance	38,993	(84,010)
Unrealized gain (loss)	38,408	115,678
Reclassification adjustments into Cost of services	(20,019)	1,878
Income tax benefit (expense)	(4,244)	(29,082)
Portion attributable to noncontrolling interests	(18)	(130)
Cash flow hedges, net of tax	14,127	88,344
Ending balance (2)	53,120	4,334

Investments
Beginning balance	728	2,391
Unrealized gain (loss)	—	(516)
Portion attributable to noncontrolling interests	—	1
Investments, net of tax	—	(515)
Ending balance	728	1,876

Accumulated other comprehensive loss	$(1,779,968)	$(1,476,546)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.

(2)	As of November 30, 2019, $49,723 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS
During the three months ended November 30, 2019, we completed individually immaterial acquisitions for total consideration of $97,028, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2019	Additions/ Adjustments	Foreign Currency Translation	November 30, 2019
Communications, Media & Technology	$992,743	$19,381	$4,577	$1,016,701
Financial Services	1,393,628	(1,027)	8,736	1,401,337
Health & Public Service	1,005,428	27,076	3,014	1,035,518
Products	2,328,317	19,355	10,526	2,358,198
Resources	485,434	381	2,435	488,250
Total	$6,205,550	$65,166	$29,288	$6,300,004

Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2019			November 30, 2019
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,013,976	$(358,130)	$655,846	$1,053,237	$(398,751)	$654,486
Technology	119,686	(45,851)	73,835	111,510	(42,838)	68,672
Patents	127,796	(66,167)	61,629	127,552	(65,833)	61,719
Other	78,344	(28,875)	49,469	76,985	(32,555)	44,430
Total	$1,339,802	$(499,023)	$840,779	$1,369,284	$(539,977)	$829,307

Total amortization related to our intangible assets was $53,372 and $40,093 for the three months ended November 30, 2019 and 2018, respectively. Estimated future amortization related to intangible assets held as of November 30, 2019 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2020	$145,127
2021	158,646
2022	137,918
2023	123,029
2024	98,037
Thereafter	166,550
Total	$829,307

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. LEASES
We account for leases in accordance with Topic 842. See Note 1 (Basis of Presentation) to these Consolidated Financial Statements for further information on our adoption.
As a lessee, substantially all of our lease obligation is for office real estate. Our significant judgments used in determining our lease obligation include whether a contract is or contains a lease and the determination of the discount rate used to calculate the lease liability.
Our leases may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancelable only by the payment of penalties. Our lease assets and liabilities include these options in the lease term when it is reasonably certain that they will be exercised. In certain cases, we sublease excess office real estate to third-party tenants.
Lease assets and liabilities recognized at the lease commencement date are determined predominantly as the present value of the payments due over the lease term. Unless the implicit rate can be determined, we use our incremental borrowing rate on that date to calculate the present value. Our incremental borrowing rate approximates the rate at which we could borrow, on a secured basis for a similar term, an amount equal to our lease payments in a similar economic environment.
Effective September 1, 2019, when we are the lessee, all leases are recognized as lease liabilities and associated lease assets on the Consolidated Balance Sheet. Lease liabilities represent our obligation to make payments arising from the lease. Lease assets represent our right to use an underlying asset for the lease term and may also include advance payments, initial direct costs or lease incentives. Fixed and variable payments that depend upon an index or rate, such as the Consumer Price Index (CPI), are included in the recognition of lease assets and liabilities at the commencement-date rate. Other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost, are recognized in the Consolidated Income Statement in the period incurred.
As of November 30, 2019, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs were as follows:

Three Months Ended November 30, 2019
Operating lease cost	$181,082
Variable lease cost	48,159
Sublease income	(6,538)
Total net lease cost	$222,703

Supplemental information related to operating lease transactions was as follows:

Three Months Ended November 30, 2019
Lease liability payments	$174,857
Lease assets obtained in exchange for liabilities	$111,949

As of November 30, 2019, our operating leases had a weighted average remaining lease term of 7.4 years and a weighted average discount rate of 4.2%.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The following maturity analysis presents future undiscounted cash outflows for operating leases as of November 30, 2019:

	Lease Payments	Sublease Receipts
2020 (Remainder)	$545,128	$(15,789)
2021	668,309	(15,975)
2022	567,493	(7,616)
2023	463,033	(7,493)
2024	388,902	(7,459)
Thereafter	1,255,478	(32,479)
Total lease payments (receipts)	3,888,343	$(86,811)
Less interest	(525,905)
Total lease liabilities	$3,362,438

As of November 30, 2019, we have entered into operating leases that have not yet commenced with future lease payments of $430 million that are not reflected in the table above. These leases are primarily related to office real estate and will commence in or before fiscal year 2022 with lease terms of up to 17 years.
Future minimum rental commitments under non-cancelable operating leases as of August 31, 2019, which were accounted for in accordance with Topic 840, were as follows:

	Lease Payments	Sublease Receipts
2020	$688,020	$(24,884)
2021	597,307	(17,908)
2022	516,544	(8,535)
2023	428,481	(7,541)
2024	363,107	(7,184)
Thereafter	1,246,097	(30,708)
	$3,839,556	$(96,760)

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the three months ended November 30, 2019 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2019	$0.80	October 17, 2019	$507,725	October 15, 2019	$656	$508,381

The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On December 16, 2019, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.80 per share on its Class A ordinary shares for shareholders of record at the close of business on January 16, 2020 payable on February 14, 2020. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
9. FINANCIAL INSTRUMENTS
Derivatives
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2019 and 2018, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $56,619 and $48,983 for the three months ended November 30, 2019 and 2018, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2019	August 31, 2019
Assets
Cash Flow Hedges
Other current assets	$59,675	$53,033
Other non-current assets	50,686	49,525
Other Derivatives
Other current assets	7,126	8,059
Total assets	$117,487	$110,617
Liabilities
Cash Flow Hedges
Other accrued liabilities	$9,952	$18,826
Other non-current liabilities	6,390	8,770
Other Derivatives
Other accrued liabilities	14,292	32,195
Total liabilities	$30,634	$59,791
Total fair value	$86,853	$50,826
Total notional value	$8,953,147	$8,709,917

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

	November 30, 2019	August 31, 2019
Net derivative assets	$98,125	$88,811
Net derivative liabilities	11,272	37,985
Total fair value	$86,853	$50,826

Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $149,525 and $131,675 as of November 30, 2019 and August 31, 2019, respectively.
10. INCOME TAXES
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2019 and 2018 were 23.6% and 19.8%, respectively. The effective tax rate for the three months ended November 30, 2019 was higher primarily due to lower benefits from final determinations of prior year taxes and the phased-in effects of US tax reform.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2019 and August 31, 2019, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $730,000 and $794,000, respectively, of which all but approximately $144,000 and $128,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2019, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

12. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments, geographic regions and type of work is as follows:

	Revenues
	Three Months Ended
	November 30, 2019	November 30, 2018
OPERATING GROUPS
Communications, Media & Technology	$2,245,448	$2,134,576
Financial Services	2,189,913	2,120,162
Health & Public Service	1,968,837	1,754,490
Products	3,216,705	2,928,510
Resources	1,733,533	1,651,539
Other	4,522	16,269
TOTAL REVENUES	$11,358,958	$10,605,546
GEOGRAPHIC REGIONS (1)
North America	$5,287,812	$4,856,302
Europe	3,789,657	3,713,832
Growth Markets	2,281,489	2,035,412
TOTAL REVENUES	$11,358,958	$10,605,546
TYPE OF WORK
Consulting	$6,377,251	$5,967,372
Outsourcing	4,981,707	4,638,174
TOTAL REVENUES	$11,358,958	$10,605,546

_______________

(1)
Effective September 1, 2019 we revised the reporting of our geographic regions for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

	Operating Income
	Three Months Ended
	November 30, 2019	November 30, 2018
OPERATING GROUPS
Communications, Media & Technology	$391,157	$387,021
Financial Services	316,232	360,848
Health & Public Service	251,992	197,435
Products	521,978	437,585
Resources	285,904	246,123
TOTAL OPERATING INCOME	$1,767,263	$1,629,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2019, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2019.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2020” means the 12-month period that will end on August 31, 2020. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•	Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.

•	Changes to accounting standards or in the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.

•	Many of our contracts include fees subject to the attainment of targets or specific service levels. This could increase the variability of our revenues and impact our margins.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There also continues to be volatility in foreign currency exchange rates. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results.
Summary of Results
Revenues for the first quarter of fiscal 2020 increased 7% in U.S. dollars and 9% in local currency compared to the first quarter of fiscal 2019. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the first quarter of fiscal 2020, revenue growth in local currency was very strong in Health & Public Service and Products and strong in Resources, Communications, Media & Technology and Financial Services. We experienced local currency revenue growth that was very strong in Growth Markets and strong in North America and Europe. Revenue growth in local currency was strong in both outsourcing and consulting during the first quarter of fiscal 2020. While the business environment remained competitive, we experienced pricing improvement in some areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the first quarter of fiscal 2020 increased 7% in U.S. dollars and 9% in local currency compared to the first quarter of fiscal 2019. Consulting revenue growth in local currency in the first quarter of fiscal 2020 was led by very strong growth in Health & Public Service and Products and strong growth in Communications, Media & Technology and Resources, while Financial Services was flat. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for the first quarter of fiscal 2020 increased 7% in U.S. dollars and 9% in local currency compared to the first quarter of fiscal 2019. Outsourcing revenue growth in local currency in the first quarter of fiscal 2020 was led by very strong growth in Financial Services and Resources and strong growth in Health & Public Service, Products and Communications, Media & Technology. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2020, we estimate that our full fiscal 2020 revenue growth in U.S. dollars will be approximately 1% lower in U.S. dollars than our revenue growth in local currency.
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

Utilization for the first quarter of fiscal 2020 was 91%, down from 92% in the first quarter of fiscal 2019. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 505,000 as of November 30, 2019, compared to approximately 469,000 as of November 30, 2018. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the first quarter of fiscal 2020 was 14%, down from 15% in the first quarter of fiscal 2019. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the first quarter of fiscal 2020 was 32.1%, compared with 31.1% for the first quarter of fiscal 2019. The increase in gross margin for the first quarter of fiscal 2020 was primarily due to lower labor costs as a percentage of revenues compared to the same period in fiscal 2019.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.6% for the first quarter of fiscal 2020, compared with 15.7% for the first quarter of fiscal 2019. For the first quarter of fiscal 2020 compared to the same period in fiscal 2019, Sales and marketing costs as a percentage of revenues increased 40 basis points, primarily due to higher selling and other business development costs, and General and administrative costs as a percentage of revenues increased 50 basis points, primarily due to higher technology and facilities costs. We continuously monitor these costs and implement cost-management actions, as appropriate.
Operating margin (Operating income as a percentage of revenues) for the first quarter of fiscal 2020 was 15.6%, compared with 15.4% for the first quarter of fiscal 2019.
New Bookings
New bookings for the first quarter of fiscal 2020 were $10.3 billion, with consulting bookings of $6.0 billion and outsourcing bookings of $4.3 billion.

Results of Operations for the Three Months Ended November 30, 2019 Compared to the Three Months Ended November 30, 2018
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Revenues (by operating group, geographic region and type of work) were as follows:

	Three Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Three Months Ended
	November 30, 2019	November 30, 2018			November 30, 2019	November 30, 2018
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,245	$2,135	5%	7%	20%	20%
Financial Services	2,190	2,120	3	6	19	20
Health & Public Service	1,969	1,754	12	13	18	16
Products	3,217	2,929	10	12	28	28
Resources	1,734	1,652	5	7	15	16
Other	5	16	n/m	n/m	—	—
TOTAL REVENUES	$11,359	$10,606	7%	9%	100%	100%
GEOGRAPHIC REGIONS (1)
North America	$5,288	$4,856	9%	9%	47%	46%
Europe	3,790	3,714	2	7	33	35
Growth Markets	2,281	2,035	12	13	20	19
TOTAL REVENUES	$11,359	$10,606	7%	9%	100%	100%
TYPE OF WORK
Consulting	$6,377	$5,967	7%	9%	56%	56%
Outsourcing	4,982	4,638	7	9	44	44
TOTAL REVENUES	$11,359	$10,606	7%	9%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2019 we revised the reporting of our geographic regions for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

Revenues
The following revenues commentary discusses local currency revenue changes for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019:
Operating Groups

•
Communications, Media & Technology revenues increased 7% in local currency, driven by growth in Software & Platforms across all geographic regions and Communications & Media in Europe, partially offset by a decline in High Tech in North America.

•
Financial Services revenues increased 6% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets and North America. These increases were partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 13% in local currency, led by Public Service and Health in North America.

•
Products revenues increased 12% in local currency, driven by growth in Consumer Goods, Retail & Travel Services and Life Sciences across all geographic regions, led by North America. These increases were partially offset by a decline in Industrial in North America.

•
Resources revenues increased 7% in local currency, driven by growth in Energy and Utilities across all geographic regions and Chemicals & Natural Resources in Europe and Growth Markets. These increases were partially offset by a decline in Chemicals & Natural Resources in North America.

Geographic Regions

•	North America revenues increased 9% in local currency, driven by the United States.

•	Europe revenues increased 7% in local currency, led by Italy, Germany, France and Ireland.

•	Growth Markets revenues increased 13% in local currency, driven by Japan, as well as Brazil and Singapore.
Operating Expenses
Operating expenses for the first quarter of fiscal 2020 increased $615 million, or 7%, over the first quarter of fiscal 2019, and decreased as a percentage of revenues to 84.4% from 84.6% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2020 increased $403 million, or 6%, over the first quarter of fiscal 2019, and decreased as a percentage of revenues to 67.9% from 68.9% during this period. Gross margin for the first quarter of fiscal 2020 increased to 32.1% from 31.1% during the first quarter of fiscal 2019. The increase in gross margin was primarily due to lower labor costs as a percentage of revenues compared to the same period in fiscal 2019.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2020 increased $121 million, or 11%, over the first quarter of fiscal 2019, and increased as a percentage of revenues to 10.5% from 10.1% during this period. The increase as a percentage of revenues was primarily due to higher selling and other business development costs compared to the same period in fiscal 2019.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2020 increased $91 million, or 15%, over the first quarter of fiscal 2019, and increased as a percentage of revenues to 6.1% from 5.6% during this period. The increase as a percentage of revenues was primarily due to higher technology and facilities costs compared to the same period in fiscal 2019.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2020 increased $138 million, or 8%, over the first quarter of fiscal 2019.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	November 30, 2019		November 30, 2018
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$391	17%	$387	18%	$4
Financial Services	316	14	361	17	(45)
Health & Public Service	252	13	197	11	55
Products	522	16	438	15	84
Resources	286	16	246	15	40
TOTAL	$1,767	15.6%	$1,629	15.4%	$138

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2020 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019:

•
Communications, Media & Technology operating income was flat year-over-year as revenue growth was partially offset by lower contract profitability and higher sales and marketing costs as a percentage of revenues.

•	Financial Services operating income decreased as revenue growth was offset by lower contract profitability and higher sales and marketing costs as a percentage of revenues.

•	Health & Public Service operating income increased primarily due to revenue growth and higher consulting contract profitability.

•	Products operating income increased primarily due to revenue growth and higher consulting contract profitability.

•	Resources operating income increased primarily due to revenue growth and higher outsourcing contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. For the first quarter of fiscal 2020, other income (expense) increased $45 million over the first quarter of fiscal 2019, primarily due to gains on investments, partially offset by foreign exchange losses.
Income Tax Expense
The effective tax rate for the first quarter of fiscal 2020 was 23.6%, compared with 19.8% for the first quarter of fiscal 2019. The higher effective tax rate for the three months ended November 30, 2019 was primarily due to lower benefits from final determinations of prior year taxes and the phased-in effects of US tax reform. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2020 annual effective tax rate to be in the range of 23.5% to 25.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $2.09 for the first quarter of fiscal 2020, compared with $1.96 for the first quarter of fiscal 2019. The $0.13 increase in our diluted earnings per share was due to an increase of $0.17 from higher revenues and operating results, $0.06 from higher non-operating income, and $0.01 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.11 from a higher effective tax rate. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of November 30, 2019, Cash and cash equivalents was $5.8 billion, compared with $6.1 billion as of August 31, 2019.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
	November 30, 2019	November 30, 2018	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$787	$1,028	$(241)
Investing activities	(166)	(273)	107
Financing activities	(948)	(1,462)	514
Effect of exchange rate changes on cash and cash equivalents	11	10	1
Net increase (decrease) in cash and cash equivalents	$(316)	$(698)	$381
_______________
Amounts in table may not total due to rounding.
Operating activities: The $241 million year-over-year decrease in operating cash flow was due to changes in operating assets and liabilities, including a change in timing of certain compensation payments, partially offset by higher net income.
Investing activities: The $107 million decrease in cash used was primarily due to lower spending on business acquisitions and investments and increased proceeds from investments. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $514 million decrease in cash used was primarily due to a decrease in cash dividends paid due to a change in the frequency of payments from semi-annually to quarterly. For additional information, see Note 8 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2019, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	803	—
Local guaranteed and non-guaranteed lines of credit	217	—
Total	$2,020	$—
Under the borrowing facilities described above, we had an aggregate of $414 million of letters of credit outstanding as of November 30, 2019.

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
Our share purchase activity during the three months ended November 30, 2019 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	3,293,069	$626	—	$—
Other share purchase programs	—	—	23,715	5
Other purchases (2)	528,311	99	—	—
Total	3,821,380	$725	23,715	$5
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the three months ended November 30, 2019, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2020. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Off-Balance Sheet Arrangements
In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Significant Accounting Policies
See Note 1 (Basis of Presentation) and Note 7 (Leases) to our Consolidated Financial Statements under Item 1, “Financial Statements.” Note 7 includes updates to our leases policy as a result of the implementation of FASB ASU No. 2016-02.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended November 30, 2019, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2019, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2019.

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
Changes in Internal Control Over Financial Reporting
While we updated certain internal controls and supporting processes related to leases in connection with our adoption of FASB ASU No. 2016-02 (Topic 842), there has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2019 — September 30, 2019	913,483	$194.10	874,734	$3,504
October 1, 2019 — October 31, 2019	1,829,298	$185.69	1,453,201	$3,230
November 1, 2019 — November 30, 2019	1,078,599	$192.49	965,134	$3,044
Total (4)	3,821,380	$189.62	3,293,069
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2020, we purchased 3,293,069 Accenture plc Class A ordinary shares under this program for an aggregate price of $626 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2019, our aggregate available authorization for share purchases and redemptions was $3,044 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2019, the Board of Directors of Accenture plc has authorized an aggregate of $35.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the first quarter of fiscal 2020, Accenture purchased 528,311 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*+	Agreement between Accenture (UK) Limited and Richard Lumb, dated as of June 26, 2019 (filed herewith)

10.2*+	Agreement between Accenture plc and Alexander van ’t Noordende, dated as of September 21, 2019 (filed herewith)

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2019 (Unaudited) and August 31, 2019, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2019 and 2018, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2019 and 2018, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019, formatted in Inline XBRL (included as Exhibit 101)

(*)     Indicates management contract or compensatory plan or arrangement.

(+)	Certain identified information has been excluded from these exhibits because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 19, 2019

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)