Form 10-Q
period 2020-02-29
Accenture plc
filed 2020-03-19
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 29, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 5, 2020 was 661,808,381 (which number includes 24,780,986 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 5, 2020 was 588,089.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
February 29, 2020 and August 31, 2019
(In thousands of U.S. dollars, except share and per share amounts)

	February 29, 2020	August 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,436,456	$6,126,853
Short-term investments	3,643	3,313
Receivables and contract assets	8,517,949	8,095,071
Other current assets	1,447,245	1,225,364
Total current assets	15,405,293	15,450,601
NON-CURRENT ASSETS:
Contract assets	56,503	71,002
Investments	284,261	240,313
Property and equipment, net	1,425,432	1,391,166
Lease assets	3,181,659	—
Goodwill	6,698,690	6,205,550
Deferred contract costs	690,483	681,492
Deferred tax assets	4,254,782	4,349,464
Other non-current assets	1,506,327	1,400,292
Total non-current assets	18,098,137	14,339,279
TOTAL ASSETS	$33,503,430	$29,789,880
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$6,697	$6,411
Accounts payable	1,526,135	1,646,641
Deferred revenues	3,594,142	3,188,835
Accrued payroll and related benefits	4,101,115	4,890,542
Income taxes payable	371,462	378,017
Lease liabilities	737,781	—
Other accrued liabilities	840,243	951,450
Total current liabilities	11,177,575	11,061,896
NON-CURRENT LIABILITIES:
Long-term debt	13,183	16,247
Deferred revenues	629,505	565,224
Retirement obligation	1,810,338	1,765,914
Deferred tax liabilities	167,467	133,232
Income taxes payable	866,392	892,688
Lease liabilities	2,652,548	—
Other non-current liabilities	265,616	526,988
Total non-current liabilities	6,405,049	3,900,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 29, 2020 and August 31, 2019	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 661,741,555 and 654,739,267 shares issued as of February 29, 2020 and August 31, 2019, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 588,089 and 609,404 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	—	—
Restricted share units	1,095,560	1,411,903
Additional paid-in capital	6,884,963	5,804,448
Treasury shares, at cost: Ordinary, 40,000 shares as of February 29, 2020 and August 31, 2019; Class A ordinary, 24,510,940 and 18,964,863 shares as of February 29, 2020 and August 31, 2019, respectively	(2,571,256)	(1,388,376)
Retained earnings	11,867,507	10,421,538
Accumulated other comprehensive loss	(1,802,257)	(1,840,577)
Total Accenture plc shareholders’ equity	15,474,589	14,409,008
Noncontrolling interests	446,217	418,683
Total shareholders’ equity	15,920,806	14,827,691
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,503,430	$29,789,880

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 29, 2020 and February 28, 2019
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
REVENUES:
Revenues	$11,141,505	$10,454,129	$22,500,463	$21,059,675
OPERATING EXPENSES:
Cost of services	7,782,334	7,399,780	15,493,533	14,707,901
Sales and marketing	1,162,653	1,020,036	2,353,776	2,090,052
General and administrative costs	707,573	647,687	1,396,946	1,246,084
Total operating expenses	9,652,560	9,067,503	19,244,255	18,044,037
OPERATING INCOME	1,488,945	1,386,626	3,256,208	3,015,638
Interest income	21,386	19,081	48,805	38,712
Interest expense	(8,567)	(5,619)	(14,041)	(10,124)
Other income (expense), net	7,792	(23,834)	19,231	(57,488)
INCOME BEFORE INCOME TAXES	1,509,556	1,376,254	3,310,203	2,986,738
Income tax expense	257,474	235,534	682,953	554,694
NET INCOME	1,252,082	1,140,720	2,627,250	2,432,044
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc.	(1,532)	(1,649)	(3,273)	(3,537)
Net income attributable to noncontrolling interests – other	(15,810)	(14,622)	(32,269)	(29,338)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,234,740	$1,124,449	$2,591,708	$2,399,169
Weighted average Class A ordinary shares:
Basic	637,485,626	638,639,729	636,594,169	638,750,881
Diluted	648,833,880	649,170,699	649,210,807	650,732,700
Earnings per Class A ordinary share:
Basic	$1.94	$1.76	$4.07	$3.76
Diluted	$1.91	$1.73	$4.00	$3.69
Cash dividends per share	$0.80	$—	$1.60	$1.46

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 29, 2020 and February 28, 2019
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
NET INCOME	$1,252,082	$1,140,720	$2,627,250	$2,432,044
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(47,448)	41,645	(9,718)	33,028
Defined benefit plans	9,805	6,578	18,557	26,991
Cash flow hedges	15,354	(36,690)	29,481	51,654
Investments	—	—	—	(515)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(22,289)	11,533	38,320	111,158
Other comprehensive income (loss) attributable to noncontrolling interests	(1,157)	1,625	23	(671)
COMPREHENSIVE INCOME	$1,228,636	$1,153,878	$2,665,593	$2,542,531

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,212,451	$1,135,982	$2,630,028	$2,510,327
Comprehensive income attributable to noncontrolling interests	16,185	17,896	35,565	32,204
COMPREHENSIVE INCOME	$1,228,636	$1,153,878	$2,665,593	$2,542,531

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended February 29, 2020
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2019	$57	40	$15	656,946	$—	594	$1,525,898	$6,162,252	$(1,977,391)	(21,990)	$11,236,275	$(1,779,968)	$15,167,138	$434,070	$15,601,208
Net income											1,234,740		1,234,740	17,342	1,252,082
Other comprehensive income (loss)												(22,289)	(22,289)	(1,157)	(23,446)
Purchases of Class A shares								1,055	(968,034)	(4,683)			(966,979)	(1,055)	(968,034)
Share-based compensation expense							371,846	459					372,305		372,305
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(2,022)					(2,022)		(2,022)
Issuances of Class A shares for employee share programs				4,796			(822,243)	720,701	374,169	2,122	(72,845)		199,782	218	200,000
Dividends							20,059				(530,663)		(510,604)	(634)	(511,238)
Other, net								2,518					2,518	(2,567)	(49)
Balance as of February 29, 2020	$57	40	$15	661,742	$—	588	$1,095,560	$6,884,963	$(2,571,256)	(24,551)	$11,867,507	$(1,802,257)	$15,474,589	$446,217	$15,920,806

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

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 29, 2020
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											2,591,708		2,591,708	35,542	2,627,250
Other comprehensive income (loss)												38,320	38,320	23	38,343
Purchases of Class A shares								1,866	(1,692,652)	(8,504)			(1,690,786)	(1,866)	(1,692,652)
Share-based compensation expense							610,523	36,711					647,234		647,234
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(21)		(6,615)					(6,615)		(6,615)
Issuances of Class A shares for employee share programs				7,003			(965,168)	1,044,361	509,772	2,958	(89,108)		499,857	543	500,400
Dividends							38,302				(1,056,631)		(1,018,329)	(1,290)	(1,019,619)
Other, net								4,192					4,192	(5,418)	(1,226)
Balance as of February 29, 2020	$57	40	$15	661,742	$—	588	$1,095,560	$6,884,963	$(2,571,256)	(24,551)	$11,867,507	$(1,802,257)	$15,474,589	$446,217	$15,920,806

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

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 29, 2020 and February 28, 2019
(In thousands of U.S. dollars)
(Unaudited)

	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,627,250	$2,432,044
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	841,574	431,283
Share-based compensation expense	647,234	593,278
Deferred tax expense (benefit)	86,989	(49,624)
Other, net	(169,286)	(79,425)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(320,707)	(481,936)
Other current and non-current assets	(438,456)	(282,588)
Accounts payable	(120,997)	28,730
Deferred revenues, current and non-current	423,056	438,293
Accrued payroll and related benefits	(831,611)	(555,875)
Income taxes payable, current and non-current	(37,266)	(77,969)
Other current and non-current liabilities	(390,228)	(9,053)
Net cash provided by (used in) operating activities	2,317,552	2,387,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(260,433)	(217,488)
Purchases of businesses and investments, net of cash acquired	(584,304)	(515,082)
Proceeds from sales of businesses and investments	79,200	1,809
Other investing, net	2,355	6,218
Net cash provided by (used in) investing activities	(763,182)	(724,543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	500,400	446,277
Purchases of shares	(1,699,267)	(1,796,134)
Proceeds from (repayments of) long-term debt, net	(366)	(872)
Cash dividends paid	(1,019,619)	(932,838)
Other, net	(18,648)	(10,524)
Net cash provided by (used in) financing activities	(2,237,500)	(2,294,091)
Effect of exchange rate changes on cash and cash equivalents	(7,267)	35,005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(690,397)	(596,471)
CASH AND CASH EQUIVALENTS, beginning of period	6,126,853	5,061,360
CASH AND CASH EQUIVALENTS, end of period	$5,436,456	$4,464,889
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$796,248	$645,379
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2020.
Allowances for Client Receivables
As of February 29, 2020 and August 31, 2019, total allowances recorded for client receivables were $35,875 and $45,538, respectively.
Depreciation and Amortization
Depreciation expense was $122,592 and $219,682 for the three and six months ended February 29, 2020, respectively, and $110,635 and $213,348 for the three and six months ended February 28, 2019, respectively. As of February 29, 2020 and August 31, 2019, total accumulated depreciation was $2,191,823 and $1,956,029, respectively. Deferred transition amortization expense was $78,754 and $146,668 for the three and six months ended February 29, 2020, respectively, and $68,209 and $137,088 for the three and six months ended February 28, 2019, respectively. See Note 6 (Goodwill and Intangible Assets) to these Consolidated Financial Statements for intangible asset amortization balances.

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
FASB ASU No. 2018-15 (“Subtopic 350-40”)
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
(Unaudited)

2. REVENUES
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $19 billion and $20 billion as of February 29, 2020 and August 31, 2019, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 53% of our remaining performance obligations as of February 29, 2020 as revenue in fiscal 2020, an additional 24% in fiscal 2021, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 29, 2020 and February 28, 2019, respectively.
Contract Balances
Deferred transition revenues were $629,505 and $563,245 as of February 29, 2020 and August 31, 2019, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $690,483 and $681,492 as of February 29, 2020 and August 31, 2019, respectively, and are included in Deferred contract costs.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	As of February 29, 2020	As of August 31, 2019
Receivables, net of allowance	$7,785,957	$7,467,338
Contract assets (current)	731,992	627,733
Receivables and contract assets (current)	8,517,949	8,095,071
Contract assets (non-current)	56,503	71,002
Deferred revenues (current)	3,594,142	3,188,835
Deferred revenues (non-current)	629,505	565,224

Changes in the contract asset and liability balances during the six months ended February 29, 2020, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 29, 2020 that were included in Deferred revenues as of November 30, 2019 and August 31, 2019 were $1.7 billion and $2.4 billion, respectively. Revenues recognized during the three and six months ended February 28, 2019 that were included in Deferred revenues as of November 30, 2018 and September 1, 2018 were $1.5 billion and $2.4 billion, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Basic earnings per share
Net income attributable to Accenture plc	$1,234,740	$1,124,449	$2,591,708	$2,399,169
Basic weighted average Class A ordinary shares	637,485,626	638,639,729	636,594,169	638,750,881
Basic earnings per share	$1.94	$1.76	$4.07	$3.76
Diluted earnings per share
Net income attributable to Accenture plc	$1,234,740	$1,124,449	$2,591,708	$2,399,169
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc. (1)	1,532	1,649	3,273	3,537
Net income for diluted earnings per share calculation	$1,236,272	$1,126,098	$2,594,981	$2,402,706
Basic weighted average Class A ordinary shares	637,485,626	638,639,729	636,594,169	638,750,881
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interest (1)	791,272	936,572	803,393	940,978
Diluted effect of employee compensation related to Class A ordinary shares	10,100,253	9,405,244	11,363,241	10,756,722
Diluted effect of share purchase plans related to Class A ordinary shares	456,729	189,154	450,004	284,119
Diluted weighted average Class A ordinary shares	648,833,880	649,170,699	649,210,807	650,732,700
Diluted earnings per share	$1.91	$1.73	$4.00	$3.69
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Foreign currency translation
Beginning balance	$(1,170,245)	$(1,083,885)	$(1,207,975)	$(1,075,268)
Foreign currency translation	(48,678)	46,008	(8,533)	33,612
Income tax benefit (expense)	43	(2,685)	(1,221)	(1,361)
Portion attributable to noncontrolling interests	1,187	(1,678)	36	777
Foreign currency translation, net of tax	(47,448)	41,645	(9,718)	33,028
Ending balance	(1,217,693)	(1,042,240)	(1,217,693)	(1,042,240)

Defined benefit plans
Beginning balance	(663,571)	(398,871)	(672,323)	(419,284)
Reclassifications into net periodic pension and post-retirement expense (1)	13,828	8,435	26,612	31,329
Income tax benefit (expense)	(4,011)	(1,850)	(8,032)	(4,301)
Portion attributable to noncontrolling interests	(12)	(7)	(23)	(37)
Defined benefit plans, net of tax	9,805	6,578	18,557	26,991
Ending balance	(653,766)	(392,293)	(653,766)	(392,293)

Cash flow hedges
Beginning balance	53,120	4,334	38,993	(84,010)
Unrealized gain (loss)	38,155	(38,653)	76,563	77,025
Reclassification adjustments into Cost of services	(18,796)	(8,138)	(38,815)	(6,260)
Income tax benefit (expense)	(3,987)	10,041	(8,231)	(19,041)
Portion attributable to noncontrolling interests	(18)	60	(36)	(70)
Cash flow hedges, net of tax	15,354	(36,690)	29,481	51,654
Ending balance (2)	68,474	(32,356)	68,474	(32,356)

Investments
Beginning balance	728	1,876	728	2,391
Unrealized gain (loss)	—	—	—	(516)
Portion attributable to noncontrolling interests	—	—	—	1
Investments, net of tax	—	—	—	(515)
Ending balance	728	1,876	728	1,876

Accumulated other comprehensive loss	$(1,802,257)	$(1,465,013)	$(1,802,257)	$(1,465,013)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.

(2)	As of February 29, 2020, $61,160 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS
During the six months ended February 29, 2020, we completed individually immaterial acquisitions for total consideration of $568,531, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2019	Additions/ Adjustments	Foreign Currency Translation	February 29, 2020
Communications, Media & Technology	$992,743	$47,490	$2,758	$1,042,991
Financial Services	1,393,628	77,383	3,437	1,474,448
Health & Public Service	1,005,428	197,785	176	1,203,389
Products	2,328,317	150,959	7,924	2,487,200
Resources	485,434	5,443	(215)	490,662
Total	$6,205,550	$479,060	$14,080	$6,698,690

Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2019			February 29, 2020
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,013,976	$(358,130)	$655,846	$1,148,725	$(418,391)	$730,334
Technology	119,686	(45,851)	73,835	108,988	(44,946)	64,042
Patents	127,796	(66,167)	61,629	129,051	(67,249)	61,802
Other	78,344	(28,875)	49,469	84,616	(32,673)	51,943
Total	$1,339,802	$(499,023)	$840,779	$1,471,380	$(563,259)	$908,121

Total amortization related to our intangible assets was $55,799 and $109,171 for the three and six months ended February 29, 2020, respectively. Total amortization related to our intangible assets was $40,754 and $80,847 for the three and six months ended February 28, 2019, respectively. Estimated future amortization related to intangible assets held as of February 29, 2020 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2020	$113,243
2021	179,963
2022	156,088
2023	137,474
2024	111,134
Thereafter	210,219
Total	$908,121

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
Lease assets and liabilities recognized at the lease commencement date are determined predominantly as the present value of the payments due over the lease term. Since we cannot determine the implicit rate in our leases, we use our incremental borrowing rate on that date to calculate the present value. Our incremental borrowing rate approximates the rate at which we could borrow, on a secured basis for a similar term, an amount equal to our lease payments in a similar economic environment.
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
As of February 29, 2020, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs were as follows:

	Three Months Ended February 29, 2020	Six Months Ended February 29, 2020
Operating lease cost	$184,971	$366,053
Variable lease cost	47,244	95,403
Sublease income	(6,022)	(12,560)
Total net lease cost	$226,193	$448,896

Supplemental information related to operating lease transactions was as follows:

Six Months Ended February 29, 2020
Lease liability payments	$357,731
Lease assets obtained in exchange for liabilities	$267,174

As of February 29, 2020, our operating leases had a weighted average remaining lease term of 7.2 years and a weighted average discount rate of 4.3%.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The following maturity analysis presents future undiscounted cash outflows for operating leases as of February 29, 2020:

	Lease Payments	Sublease Receipts
2020 (Remainder)	$376,637	$(13,550)
2021	709,370	(13,234)
2022	599,669	(7,991)
2023	494,367	(7,803)
2024	414,652	(7,457)
Thereafter	1,318,907	(32,391)
Total lease payments (receipts)	3,913,602	$(82,426)
Less interest	(523,273)
Total lease liabilities	$3,390,329

As of February 29, 2020, we have entered into operating leases that have not yet commenced with future lease payments of $447 million that are not reflected in the table above. These leases are primarily related to office real estate and will commence in or before fiscal year 2022 with lease terms of up to 17 years.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the six months ended February 29, 2020 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2019	$0.80	October 17, 2019	$507,725	October 15, 2019	$656	$508,381
February 14, 2020	$0.80	January 16, 2020	$510,604	January 14, 2020	$634	$511,238
Total Dividends			$1,018,329		$1,290	$1,019,619

The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On March 18, 2020, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.80 per share on its Class A ordinary shares for shareholders of record at the close of business on April 16, 2020 payable on May 15, 2020. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
9. FINANCIAL INSTRUMENTS
Derivatives
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 29, 2020 and February 28, 2019, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net gains of $1,461 and net losses $55,158 for the three and six months ended February 29, 2020, respectively, and net losses of $28,945 and $77,928 for the three and six months ended February 28, 2019, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 29, 2020	August 31, 2019
Assets
Cash Flow Hedges
Other current assets	$68,715	$53,033
Other non-current assets	55,969	49,525
Other Derivatives
Other current assets	30,535	8,059
Total assets	$155,219	$110,617
Liabilities
Cash Flow Hedges
Other accrued liabilities	$7,555	$18,826
Other non-current liabilities	4,148	8,770
Other Derivatives
Other accrued liabilities	14,205	32,195
Total liabilities	$25,908	$59,791
Total fair value	$129,311	$50,826
Total notional value	$8,088,876	$8,709,917

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

	February 29, 2020	August 31, 2019
Net derivative assets	$140,169	$88,811
Net derivative liabilities	10,858	37,985
Total fair value	$129,311	$50,826

Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $144,846 and $131,675 as of February 29, 2020 and August 31, 2019, respectively.

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
Our effective tax rate for both the three months ended February 29, 2020 and February 28, 2019 was 17.1%. The effective tax rate for the three months ended February 29, 2020 included higher tax benefits from share-based payments offset by the phased-in effects of U.S. tax reform and lower benefits from adjustments to prior year tax liabilities compared to the same period in fiscal 2019. Our effective tax rates for the six months ended February 29, 2020 and February 28, 2019 were 20.6% and 18.6%, respectively. The effective tax rate for the six months ended February 29, 2020 was higher due to lower benefits from adjustments to prior year tax liabilities and the phased-in effects of U.S. tax reform, partially offset by higher tax benefits from share-based payments compared to the same period in fiscal 2019.
11. COMMITMENTS AND CONTINGENCIES
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of February 29, 2020 and August 31, 2019, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $699,000 and $794,000, respectively, of which all but approximately $117,000 and $128,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of February 29, 2020, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

12. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. As announced on January 13, 2020, effective March 1, we began managing our business under a new growth model through our three geographic markets, which will become our reportable segments in the third quarter of fiscal 2020.
Information regarding our reportable operating segments, geographic regions and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019 (1)	February 29, 2020	February 28, 2019 (1)
OPERATING GROUPS
Communications, Media & Technology	$2,239,368	$2,145,607	$4,484,816	$4,280,183
Financial Services	2,086,448	2,052,720	4,276,361	4,172,882
Health & Public Service	1,947,982	1,709,099	3,916,819	3,463,589
Products	3,161,376	2,906,851	6,378,081	5,835,361
Resources	1,701,311	1,640,627	3,434,844	3,292,166
Other	5,020	(775)	9,542	15,494
TOTAL REVENUES	$11,141,505	$10,454,129	$22,500,463	$21,059,675
GEOGRAPHIC REGIONS
North America	$5,257,431	$4,753,796	$10,545,243	$9,610,098
Europe	3,628,625	3,638,332	7,418,282	7,352,164
Growth Markets	2,255,449	2,062,001	4,536,938	4,097,413
TOTAL REVENUES	$11,141,505	$10,454,129	$22,500,463	$21,059,675
TYPE OF WORK
Consulting	$6,171,303	$5,786,965	$12,548,554	$11,754,337
Outsourcing	4,970,202	4,667,164	9,951,909	9,305,338
TOTAL REVENUES	$11,141,505	$10,454,129	$22,500,463	$21,059,675

_______________

(1)
Effective September 1, 2019 we revised the reporting of our geographic regions for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

	Operating Income
	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
OPERATING GROUPS (1)
Communications, Media & Technology	$375,375	$368,338	$766,532	$755,359
Financial Services	230,100	269,214	546,332	630,062
Health & Public Service	200,633	145,649	452,625	343,085
Products	414,047	375,179	936,025	812,763
Resources	268,790	228,246	554,694	474,369
TOTAL OPERATING INCOME	$1,488,945	$1,386,626	$3,256,208	$3,015,638
_______________

(1)	In connection with the change in our reportable segments, Accenture will begin reporting Operating income by geographic market, rather than operating group, in the third quarter of fiscal 2020.

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below. For a discussion of risks and actions taken in response to the coronavirus pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).” under Item 1A, “Risk Factors.” Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by the coronavirus pandemic (COVID-19).

•	Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world. The current coronavirus (COVID-19) pandemic has increased that level of volatility and uncertainty globally and has created economic disruption. We are actively managing our business to respond to the impact.
There also continues to be volatility in foreign currency exchange rates. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results.
As announced on January 13, 2020, effective March 1, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which will become our reportable segments in the third quarter of fiscal 2020. For additional information, see our Form 8-K filed on January 13, 2020.
Summary of Results
Revenues for the second quarter of fiscal 2020 increased 7% in U.S. dollars and 8% in local currency compared to the second quarter of fiscal 2019. Revenues for the six months ended February 29, 2020 increased 7% in U.S. dollars and 8% in local currency compared to the six months ended February 28, 2019. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the second quarter of fiscal 2020, revenue growth in local currency was very strong in Health & Public Service and Products, solid in Communications, Media & Technology and Resources and modest in Financial Services. We experienced local currency revenue growth that was very strong in Growth Markets and North America and modest in Europe. Revenue growth in local currency was strong in both outsourcing and consulting during the second quarter of fiscal 2020. While the business environment remained competitive, pricing was relatively stable. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2020 increased 7% in U.S. dollars and 8% in local currency compared to the second quarter of fiscal 2019. Consulting revenues for the six months ended February 29, 2020 increased 7% in U.S. dollars and 8% in local currency compared to the six months ended February 28, 2019. Consulting revenue growth in local currency in the second quarter of fiscal 2020 was led by very strong growth in Health & Public Service and Products, modest growth in Resources and Communications, Media & Technology and slight growth in Financial Services. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for the second quarter of fiscal 2020 increased 6% in U.S. dollars and 8% in local currency compared to the second quarter of fiscal 2019. Outsourcing revenues for the six months ended February 29, 2020 increased 7% in U.S. dollars and 9% in local currency compared to the six months ended February 28, 2019. Outsourcing revenue growth in local currency in the second quarter of fiscal 2020 was led by very strong growth in Resources and strong growth in Health & Public Service, Communications, Media & Technology, Products and Financial Services. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and six months ended February 29, 2020 compared to the three and six months ended February 28, 2019, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1.0% and 1.4% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2020, we estimate that our full fiscal 2020 revenue growth in U.S. dollars will be approximately 1.5% lower in U.S. dollars than our revenue growth in local currency.
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
Utilization for the second quarter of fiscal 2020 was 91%, consistent with the second quarter of fiscal 2019. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 509,000 as of February 29, 2020, compared to approximately 477,000 as of February 28, 2019. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the second quarter of fiscal 2020 was 14%, down from 15% in the second quarter of fiscal 2019. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the second quarter of fiscal 2020 was 30.2%, compared with 29.2% for the second quarter of fiscal 2019. Gross margin for the six months ended February 29, 2020 was 31.1% compared with 30.2% for the six months ended February 28, 2019. The increase in gross margin for the second quarter and first half of fiscal 2020 was primarily due to lower labor and non-payroll costs as a percentage of revenues compared to the same periods in fiscal 2019.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.8% for the second quarter of fiscal 2020 and 16.7% for the six months ended February 29, 2020, compared with 16.0% for the second quarter of fiscal 2019 and 15.8% for the six months ended February 28, 2019. For both the second quarter and six months ended February 29, 2020, compared to the same periods in fiscal 2019, Sales and marketing costs as a percentage of revenues increased 60 basis points, primarily due to higher selling and other business development costs. For the second quarter and six months ended February 29, 2020, compared to the same periods in fiscal 2019, General and administrative costs as a percentage of revenues increased 20 and 30 basis points, respectively, primarily due to higher technology and facilities costs.
Operating margin (Operating income as a percentage of revenues) for the second quarter of fiscal 2020 was 13.4%, compared with 13.3% for the second quarter of fiscal 2019. Operating margin for the six months ended February 29, 2020 was 14.5%, compared with 14.3% for the six months ended February 28, 2019.
New Bookings
New bookings for the second quarter of fiscal 2020 were $14.2 billion, with consulting bookings of $7.2 billion and outsourcing bookings of $7.0 billion. New bookings for the six months ended February 29, 2020 were $24.5 billion, with consulting bookings of $13.2 billion and outsourcing bookings of $11.4 billion.

Results of Operations for the Three Months Ended February 29, 2020 Compared to the Three Months Ended February 28, 2019
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. As announced on January 13, 2020, effective March 1, we began managing our business under a new growth model through our three geographic markets, which will become our reportable segments in the third quarter of fiscal 2020.
Revenues (by operating group, geographic region and type of work) were as follows:

	Three Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Three Months Ended
	February 29, 2020	February 28, 2019 (1)			February 29, 2020	February 28, 2019 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$2,239	$2,146	4%	5%	20%	20%
Financial Services	2,086	2,053	2	3	19	20
Health & Public Service	1,948	1,709	14	15	18	16
Products	3,161	2,907	9	10	28	28
Resources	1,701	1,641	4	5	15	16
Other	5	(1)	n/m	n/m	—	—
TOTAL REVENUES	$11,142	$10,454	7%	8%	100%	100%
GEOGRAPHIC REGIONS
North America	$5,257	$4,754	11%	11%	47%	45%
Europe	3,629	3,638	—	2	33	35
Growth Markets	2,255	2,062	9	11	20	20
TOTAL REVENUES	$11,142	$10,454	7%	8%	100%	100%
TYPE OF WORK
Consulting	$6,171	$5,787	7%	8%	55%	55%
Outsourcing	4,970	4,667	6	8	45	45
TOTAL REVENUES	$11,142	$10,454	7%	8%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2019 we revised the reporting of our geographic regions for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

Revenues
The following revenues commentary discusses local currency revenue changes for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019:
Operating Groups

•
Communications, Media & Technology revenues increased 5% in local currency, driven by growth in Software & Platforms across all geographic regions and Communications & Media in North America, partially offset by a decline in High Tech in North America.

•
Financial Services revenues increased 3% in local currency, driven by growth in Banking & Capital Markets and Insurance in both Growth Markets and North America, partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 15% in local currency, led by Public Service and Health in North America.

•
Products revenues increased 10% in local currency, driven by growth in Life Sciences across all geographic regions and Consumer Goods, Retail & Travel Services in North America and Growth Markets, as well as Industrial in Growth Markets.

•
Resources revenues increased 5% in local currency, driven by growth in Energy across all geographic regions, Chemicals & Natural Resources in Europe and Growth Markets and Utilities in North America. These increases were partially offset by a decline in Chemicals & Natural Resources in North America.

Geographic Regions

•	North America revenues increased 11% in local currency, driven by the United States.

•	Europe revenues increased 2% in local currency, led by Germany, Italy and Ireland, partially offset by a decline in the United Kingdom.

•	Growth Markets revenues increased 11% in local currency, driven by Japan.
Operating Expenses
Operating expenses for the second quarter of fiscal 2020 increased $585 million, or 6%, over the second quarter of fiscal 2019, and decreased as a percentage of revenues to 86.6% from 86.7% during this period.
Cost of Services
Cost of services for the second quarter of fiscal 2020 increased $383 million, or 5%, over the second quarter of fiscal 2019, and decreased as a percentage of revenues to 69.8% from 70.8% during this period. Gross margin for the second quarter of fiscal 2020 increased to 30.2% from 29.2% during the second quarter of fiscal 2019. The increase in gross margin was primarily due to lower labor and non-payroll costs as a percentage of revenues compared to the same period in fiscal 2019.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2020 increased $143 million, or 14%, over the second quarter of fiscal 2019, and increased as a percentage of revenues to 10.4% from 9.8% during this period. The increase as a percentage of revenues was primarily due to higher selling and other business development costs compared to the same period in fiscal 2019.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2020 increased $60 million, or 9%, over the second quarter of fiscal 2019, and increased as a percentage of revenues to 6.4% from 6.2% during this period.
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2020 increased $102 million, or 7%, over the second quarter of fiscal 2019.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	February 29, 2020		February 28, 2019
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
OPERATING GROUPS (1)
Communications, Media & Technology	$375	17%	$368	17%	$7
Financial Services	230	11	269	13	(39)
Health & Public Service	201	10	146	9	55
Products	414	13	375	13	39
Resources	269	16	228	14	41
TOTAL	$1,489	13.4%	$1,387	13.3%	$102
_______________
Amounts in table may not total due to rounding.

(1)	In connection with the change in our reportable segments, Accenture will begin reporting Operating income by geographic market, rather than operating group, in the third quarter of fiscal 2020.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2020 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019:

•	Communications, Media & Technology operating income increased primarily due to revenue growth, partially offset by lower consulting contract profitability.

•	Financial Services operating income decreased as revenue growth was offset by lower outsourcing contract profitability and higher sales and marketing costs as a percentage of revenues.

•	Health & Public Service operating income increased primarily due to revenue growth and higher consulting contract profitability.

•	Products operating income increased primarily due to revenue growth, partially offset by higher sales and marketing costs as a percentage of revenues.

•	Resources operating income increased primarily due to revenue growth and higher contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. For the second quarter of fiscal 2020, other income (expense) increased $32 million over the second quarter of fiscal 2019, primarily due to gains on investments.
Income Tax Expense
The effective tax rate for the second quarter of both fiscal 2020 and 2019 was 17.1%. The effective tax rate for the three months ended February 29, 2020 included higher tax benefits from share-based payments offset by the phased-in effects of U.S. tax reform and lower benefits from adjustments to prior year tax liabilities compared to the same period in fiscal 2019.
Earnings Per Share
Diluted earnings per share were $1.91 for the second quarter of fiscal 2020, compared with $1.73 for the second quarter of fiscal 2019. The $0.18 increase in our diluted earnings per share was due to an increase of $0.14 from higher revenues and operating results and $0.04 from higher non-operating income. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Six Months Ended February 29, 2020 Compared to the Six Months Ended February 28, 2019
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. As announced on January 13, 2020, effective March 1, we began managing our business under a new growth model through our three geographic markets, which will become our reportable segments in the third quarter of fiscal 2020.
Revenues (by operating group, geographic region and type of work) were as follows:

	Six Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Six Months Ended
	February 29, 2020	February 28, 2019 (1)			February 29, 2020	February 28, 2019 (1)
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$4,485	$4,280	5%	6%	20%	20%
Financial Services	4,276	4,173	2	4	19	20
Health & Public Service	3,917	3,464	13	14	18	16
Products	6,378	5,835	9	11	28	28
Resources	3,435	3,292	4	6	15	16
Other	10	15	n/m	n/m	—	—
TOTAL REVENUES	$22,500	$21,060	7%	8%	100%	100%
GEOGRAPHIC REGIONS
North America	$10,545	$9,610	10%	10%	47%	46%
Europe	7,418	7,352	1	4	33	35
Growth Markets	4,537	4,097	11	12	20	19
TOTAL REVENUES	$22,500	$21,060	7%	8%	100%	100%
TYPE OF WORK
Consulting	$12,549	$11,754	7%	8%	56%	56%
Outsourcing	9,952	9,305	7	9	44	44
TOTAL REVENUES	$22,500	$21,060	7%	8%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2019 we revised the reporting of our geographic regions for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

Revenues
The following revenues commentary discusses local currency revenue changes for the six months ended February 29, 2020 compared to the six months ended February 28, 2019:
Operating Groups

•
Communications, Media & Technology revenues increased 6% in local currency, driven by growth in Software & Platforms across all geographic regions and Communications & Media in Europe and North America, partially offset by a decline in High Tech in North America.

•
Financial Services revenues increased 4% in local currency, driven by growth in Insurance across all geographic regions and Banking & Capital Markets in Growth Markets and North America. These increases were partially offset by a decline in Banking & Capital Markets in Europe.

•	Health & Public Service revenues increased 14% in local currency, led by Public Service and Health in North America.

•
Products revenues increased 11% in local currency, driven by growth in Consumer Goods, Retail & Travel Services and Life Sciences across all geographic regions, led by North America, as well as Industrial in Growth Markets.

•
Resources revenues increased 6% in local currency, driven by growth in Energy and Utilities across all geographic regions and Chemicals & Natural Resources in Europe and Growth Markets. These increases were partially offset by a decline in Chemicals & Natural Resources in North America.

Geographic Regions

•	North America revenues increased 10% in local currency, driven by the United States.

•	Europe revenues increased 4% in local currency, led by Italy, Germany and Ireland, partially offset by a decline in the United Kingdom.

•	Growth Markets revenues increased 12% in local currency, driven by Japan, as well as Brazil.
Operating Expenses
Operating expenses for the six months ended February 29, 2020 increased $1,200 million, or 7%, over the six months ended February 28, 2019, and decreased as a percentage of revenues to 85.5% from 85.7% during this period.
Cost of Services
Cost of services for the six months ended February 29, 2020 increased $786 million, or 5%, over the six months ended February 28, 2019, and decreased as a percentage of revenues to 68.9% from 69.8% during this period. Gross margin for the six months ended February 29, 2020 increased to 31.1% from 30.2% during the six months ended February 28, 2019. The increase in gross margin was primarily due to lower labor and non-payroll costs as a percentage of revenues compared to the same period in fiscal 2019.
Sales and Marketing
Sales and marketing expense for the six months ended February 29, 2020 increased $264 million, or 13%, over the six months ended February 28, 2019, and increased as a percentage of revenues to 10.5% from 9.9% during this period. The increase as a percentage of revenues was primarily due to higher selling and other business development costs compared to the same period in fiscal 2019.
General and Administrative Costs
General and administrative costs for the six months ended February 29, 2020 increased $151 million, or 12%, over the six months ended February 28, 2019, and increased as a percentage of revenues to 6.2% from 5.9% during this period. The increase as a percentage of revenues was primarily due to higher technology and facilities costs compared to the same period in fiscal 2019.
Operating Income and Operating Margin
Operating income for the six months ended February 29, 2020 increased $241 million, or 8%, over the six months ended February 28, 2019.
Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended
	February 29, 2020		February 28, 2019
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
OPERATING GROUPS (1)
Communications, Media & Technology	$767	17%	$755	18%	$11
Financial Services	546	13	630	15	(84)
Health & Public Service	453	12	343	10	110
Products	936	15	813	14	123
Resources	555	16	474	14	80
TOTAL	$3,256	14.5%	$3,016	14.3%	$241
_______________
Amounts in table may not total due to rounding.

(1)	In connection with the change in our reportable segments, Accenture will begin reporting Operating income by geographic market, rather than operating group, in the third quarter of fiscal 2020.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 29, 2020 was similar to that disclosed for revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the six months ended February 29, 2020 compared with the six months ended February 28, 2019:

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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. For the six months ended February 29, 2020, other income (expense) increased $77 million over the six months ended February 28, 2019, primarily due to gains on investments, partially offset by foreign exchange losses.
Income Tax Expense
The effective tax rate for the six months ended February 29, 2020 was 20.6%, compared with 18.6% for the six months ended February 28, 2019. The higher effective tax rate for the six months ended February 29, 2020 was primarily due to lower benefits from adjustments to prior year tax liabilities and the phased-in effects of U.S. tax reform, partially offset by higher tax benefits from share-based payments compared to the same period in fiscal 2019.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2020 annual effective tax rate to be in the range of 23.5% to 25.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $4.00 for the six months ended February 29, 2020, compared with $3.69 for the six months ended February 28, 2019. The $0.31 increase in our diluted earnings per share was due to an increase of $0.30 from higher revenues and operating results, $0.10 from higher non-operating income and $0.01 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.10 from a higher effective tax rate. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of February 29, 2020, Cash and cash equivalents was $5.4 billion, compared with $6.1 billion as of August 31, 2019.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 29, 2020	February 28, 2019	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,318	$2,387	$(70)
Investing activities	(763)	(725)	(39)
Financing activities	(2,238)	(2,294)	57
Effect of exchange rate changes on cash and cash equivalents	(7)	35	(42)
Net increase (decrease) in cash and cash equivalents	$(690)	$(596)	$(94)
_______________
Amounts in table may not total due to rounding.
Operating activities: The $70 million year-over-year decrease in operating cash flow was due to higher net income, which was offset by changes in operating assets and liabilities.
Investing activities: The $39 million increase in cash used was primarily due to higher spending on business acquisitions and property and equipment, partially offset by increased proceeds from investments. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $57 million decrease in cash used was primarily due to a decrease in the net purchase of shares as well as an increase in net proceeds from share issuances, partially offset by an increase in cash dividends paid. For additional information, see Note 8 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 29, 2020, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	830	—
Local guaranteed and non-guaranteed lines of credit	222	—
Total	$2,052	$—
Under the borrowing facilities described above, we had an aggregate of $430 million of letters of credit outstanding as of February 29, 2020.

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
Our share purchase activity during the six months ended February 29, 2020 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	6,025,001	$1,187	—	$—
Other share purchase programs	—	—	33,315	7
Other purchases (2)	2,479,052	505	—	—
Total	8,504,053	$1,693	33,315	$7
_______________
Amounts in table may not total due to rounding.

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the six months ended February 29, 2020, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 29, 2020, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2019, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2019.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019 (the “Annual Report”).
Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).
The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. For example, in India and the Philippines, we have large concentrations of employees performing critical operations. The closure of those facilities, or restrictions inhibiting our employees’ ability to access those facilities, has disrupted, and could in the future disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts and losses of revenue. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2019 — December 31, 2019	1,014,546	$204.20	778,200	$2,883
January 1, 2020 — January 31, 2020	2,349,052	$209.31	853,418	$2,704
February 1, 2020 — February 29, 2020	1,319,075	$204.07	1,100,314	$2,480
Total (4)	4,682,673	$206.73	2,731,932
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2020, we purchased 2,731,932 Accenture plc Class A ordinary shares under this program for an aggregate price of $561 million. The open-market purchase program does not have an expiration date.

(3)
As of February 29, 2020, our aggregate available authorization for share purchases and redemptions was $2,480 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 29, 2020, the Board of Directors of Accenture plc has authorized an aggregate of $35.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the second quarter of fiscal 2020, Accenture purchased 1,950,741 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 30, 2020)

10.2*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 29, 2020 (Unaudited) and August 31, 2019, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 29, 2020 and February 28, 2019, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 29, 2020 and February 28, 2019, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 29, 2020 and February 28, 2019, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 29, 2020 and February 28, 2019 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, formatted in Inline XBRL (included as Exhibit 101)

(*)     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 19, 2020

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)