Form 10-Q
period 2020-05-31
Accenture plc
filed 2020-06-25
CIK 1467373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	May 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 11, 2020 was 663,704,786 (which number includes 27,508,152 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 11, 2020 was 585,059.

ACCENTURE PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE PLC
CONSOLIDATED BALANCE SHEETS
May 31, 2020 and August 31, 2019
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2020	August 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,442,261	$6,126,853
Short-term investments	3,676	3,313
Receivables and contract assets	8,345,601	8,095,071
Other current assets	1,354,698	1,225,364
Total current assets	16,146,236	15,450,601
NON-CURRENT ASSETS:
Contract assets	52,701	71,002
Investments	270,984	240,313
Property and equipment, net	1,445,183	1,391,166
Lease assets	3,222,787	—
Goodwill	7,334,594	6,205,550
Deferred contract costs	704,282	681,492
Deferred tax assets	4,242,528	4,349,464
Other non-current assets	1,638,024	1,400,292
Total non-current assets	18,911,083	14,339,279
TOTAL ASSETS	$35,057,319	$29,789,880
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$8,697	$6,411
Accounts payable	1,405,977	1,646,641
Deferred revenues	3,536,521	3,188,835
Accrued payroll and related benefits	4,426,829	4,890,542
Income taxes payable	443,881	378,017
Lease liabilities	738,642	—
Accrued consumption taxes	663,697	446,699
Other accrued liabilities	604,037	504,751
Total current liabilities	11,828,281	11,061,896
NON-CURRENT LIABILITIES:
Long-term debt	60,342	16,247
Deferred revenues	638,821	565,224
Retirement obligation	1,820,410	1,765,914
Deferred tax liabilities	208,146	133,232
Income taxes payable	907,590	892,688
Lease liabilities	2,704,540	—
Other non-current liabilities	405,544	526,988
Total non-current liabilities	6,745,393	3,900,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2020 and August 31, 2019	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 663,533,025 and 654,739,267 shares issued as of May 31, 2020 and August 31, 2019, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 585,059 and 609,404 shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	—	—
Restricted share units	1,337,761	1,411,903
Additional paid-in capital	7,190,179	5,804,448
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2020 and August 31, 2019; Class A ordinary, 27,565,988 and 18,964,863 shares as of May 31, 2020 and August 31, 2019, respectively	(3,085,444)	(1,388,376)
Retained earnings	12,565,857	10,421,538
Accumulated other comprehensive loss	(1,993,819)	(1,840,577)
Total Accenture plc shareholders’ equity	16,014,606	14,409,008
Noncontrolling interests	469,039	418,683
Total shareholders’ equity	16,483,645	14,827,691
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,057,319	$29,789,880

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2020 and 2019
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
REVENUES:
Revenues	$10,991,305	$11,099,688	$33,491,768	$32,159,363
OPERATING EXPENSES:
Cost of services	7,462,617	7,571,390	22,956,150	22,279,291
Sales and marketing	1,118,204	1,184,164	3,471,980	3,274,216
General and administrative costs	697,751	626,191	2,094,697	1,872,275
Total operating expenses	9,278,572	9,381,745	28,522,827	27,425,782
OPERATING INCOME	1,712,733	1,717,943	4,968,941	4,733,581
Interest income	12,671	21,402	61,476	60,114
Interest expense	(4,961)	(5,348)	(19,002)	(15,472)
Other income (expense), net	(39,670)	(29,690)	(20,439)	(87,178)
INCOME BEFORE INCOME TAXES	1,680,773	1,704,307	4,990,976	4,691,045
Income tax expense	428,134	435,658	1,111,087	990,352
NET INCOME	1,252,639	1,268,649	3,879,889	3,700,693
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc.	(1,518)	(1,676)	(4,791)	(5,213)
Net income attributable to noncontrolling interests – other	(22,919)	(17,457)	(55,188)	(46,795)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,228,202	$1,249,516	$3,819,910	$3,648,685
Weighted average Class A ordinary shares:
Basic	636,146,240	637,831,341	636,445,172	638,439,707
Diluted	645,607,914	649,297,717	648,025,669	650,144,931
Earnings per Class A ordinary share:
Basic	$1.93	$1.96	$6.00	$5.72
Diluted	$1.90	$1.93	$5.90	$5.62
Cash dividends per share	$0.80	$1.46	$2.40	$2.92

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2020 and 2019
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
NET INCOME	$1,252,639	$1,268,649	$3,879,889	$3,700,693
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(100,750)	(102,620)	(110,468)	(69,592)
Defined benefit plans	10,704	5,890	29,261	32,881
Cash flow hedges	(101,516)	96,382	(72,035)	148,036
Investments	—	(1,148)	—	(1,663)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(191,562)	(1,496)	(153,242)	109,662
Other comprehensive income (loss) attributable to noncontrolling interests	(2,285)	(4,188)	(2,262)	(4,859)
COMPREHENSIVE INCOME	$1,058,792	$1,262,965	$3,724,385	$3,805,496

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,036,640	$1,248,020	$3,666,668	$3,758,347
Comprehensive income attributable to noncontrolling interests	22,152	14,945	57,717	47,149
COMPREHENSIVE INCOME	$1,058,792	$1,262,965	$3,724,385	$3,805,496

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended May 31, 2020
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 29, 2020	$57	40	$15	661,742	$—	588	$1,095,560	$6,884,963	$(2,571,256)	(24,551)	$11,867,507	$(1,802,257)	$15,474,589	$446,217	$15,920,806
Net income											1,228,202		1,228,202	24,437	1,252,639
Other comprehensive income (loss)												(191,562)	(191,562)	(2,285)	(193,847)
Purchases of Class A shares								661	(626,116)	(3,672)			(625,455)	(661)	(626,116)
Share-based compensation expense							248,055	42,811					290,866		290,866
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(3)		(572)					(572)		(572)
Issuances of Class A shares for employee share programs				1,791			(24,614)	264,298	111,928	617	(2,809)		348,803	362	349,165
Dividends							18,760				(527,043)		(508,283)	(630)	(508,913)
Other, net								(1,982)					(1,982)	1,599	(383)
Balance as of May 31, 2020	$57	40	$15	663,533	$—	585	$1,337,761	$7,190,179	$(3,085,444)	(27,606)	$12,565,857	$(1,993,819)	$16,014,606	$469,039	$16,483,645

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

ACCENTURE PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2020
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											3,819,910		3,819,910	59,979	3,879,889
Other comprehensive income (loss)												(153,242)	(153,242)	(2,262)	(155,504)
Purchases of Class A shares								2,527	(2,318,768)	(12,176)			(2,316,241)	(2,527)	(2,318,768)
Share-based compensation expense							858,578	79,522					938,100		938,100
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(24)		(7,187)					(7,187)		(7,187)
Issuances of Class A shares for employee share programs				8,794			(989,782)	1,308,659	621,700	3,575	(91,917)		848,660	905	849,565
Dividends							57,062				(1,583,674)		(1,526,612)	(1,920)	(1,528,532)
Other, net								2,210					2,210	(3,819)	(1,609)
Balance as of May 31, 2020	$57	40	$15	663,533	$—	585	$1,337,761	$7,190,179	$(3,085,444)	(27,606)	$12,565,857	$(1,993,819)	$16,014,606	$469,039	$16,483,645

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

ACCENTURE PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2020 and 2019
(In thousands of U.S. dollars)
(Unaudited)

	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,879,889	$3,700,693
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,286,234	652,592
Share-based compensation expense	938,100	856,952
Deferred tax expense (benefit)	128,245	(47,130)
Other, net	(142,943)	(85,725)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(96,365)	(493,733)
Other current and non-current assets	(483,825)	(373,142)
Accounts payable	(245,718)	94,144
Deferred revenues, current and non-current	263,274	342,633
Accrued payroll and related benefits	(475,183)	(67,970)
Income taxes payable, current and non-current	74,338	(52,518)
Other current and non-current liabilities	(67,028)	(16,096)
Net cash provided by (used in) operating activities	5,059,018	4,510,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(410,414)	(357,749)
Purchases of businesses and investments, net of cash acquired	(1,326,366)	(1,055,915)
Proceeds from sales of businesses and investments	84,886	27,915
Other investing, net	3,717	6,041
Net cash provided by (used in) investing activities	(1,648,177)	(1,379,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	849,565	754,453
Purchases of shares	(2,325,955)	(2,284,587)
Proceeds from (repayments of) long-term debt, net	(207)	(983)
Cash dividends paid	(1,528,532)	(1,864,353)
Other, net	(30,421)	(20,683)
Net cash provided by (used in) financing activities	(3,035,550)	(3,416,153)
Effect of exchange rate changes on cash and cash equivalents	(59,883)	(7,041)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	315,408	(292,202)
CASH AND CASH EQUIVALENTS, beginning of period	6,126,853	5,061,360
CASH AND CASH EQUIVALENTS, end of period	$6,442,261	$4,769,158
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$993,848	$1,052,517
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2020.
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. See Note 6 (Goodwill and Intangible Assets) and Note 12 (Segment Reporting) to these Consolidated Financial Statements for further details regarding the change in our reportable segments.
Allowance for Client Receivables
As of May 31, 2020 and August 31, 2019, total allowance recorded for client receivables was $37,468 and $45,538, respectively.
Depreciation and Amortization
Depreciation expense was $119,148 and $338,830 for the three and nine months ended May 31, 2020, respectively, and $109,398 and $322,746 for the three and nine months ended May 31, 2019, respectively. As of May 31, 2020 and August 31, 2019, total accumulated depreciation was $2,238,805 and $1,956,029, respectively. Deferred transition amortization expense was $71,278 and $217,946 for the three and nine months ended May 31, 2020, respectively, and $67,225 and $204,313 for the three and nine months ended May 31, 2019, respectively. See Note 6 (Goodwill and Intangible Assets) to these Consolidated Financial Statements for intangible asset amortization balances.

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
(Unaudited)

2. REVENUES
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $19 billion and $20 billion as of May 31, 2020 and August 31, 2019, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 36% of our remaining performance obligations as of May 31, 2020 as revenue in fiscal 2020, an additional 36% in fiscal 2021, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2020 and May 31, 2019, respectively.
Contract Balances
Deferred transition revenues were $638,821 and $563,245 as of May 31, 2020 and August 31, 2019, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $704,282 and $681,492 as of May 31, 2020 and August 31, 2019, respectively, and are included in Deferred contract costs.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	As of May 31, 2020	As of August 31, 2019
Receivables, net of allowance	$7,677,366	$7,467,338
Contract assets (current)	668,235	627,733
Receivables and contract assets (current)	8,345,601	8,095,071
Contract assets (non-current)	52,701	71,002
Deferred revenues (current)	3,536,521	3,188,835
Deferred revenues (non-current)	638,821	565,224

Changes in the contract asset and liability balances during the nine months ended May 31, 2020, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2020 that were included in Deferred revenues as of February 29, 2020 and August 31, 2019 were $1.9 billion and $2.6 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2019 that were included in Deferred revenues as of February 28, 2019 and September 1, 2018 were $1.7 billion and $2.7 billion, respectively.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Basic earnings per share
Net income attributable to Accenture plc	$1,228,202	$1,249,516	$3,819,910	$3,648,685
Basic weighted average Class A ordinary shares	636,146,240	637,831,341	636,445,172	638,439,707
Basic earnings per share	$1.93	$1.96	$6.00	$5.72
Diluted earnings per share
Net income attributable to Accenture plc	$1,228,202	$1,249,516	$3,819,910	$3,648,685
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc. (1)	1,518	1,676	4,791	5,213
Net income for diluted earnings per share calculation	$1,229,720	$1,251,192	$3,824,701	$3,653,898
Basic weighted average Class A ordinary shares	636,146,240	637,831,341	636,445,172	638,439,707
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interest (1)	785,993	855,508	797,551	912,175
Diluted effect of employee compensation related to Class A ordinary shares	8,651,386	10,531,355	10,647,446	10,680,792
Diluted effect of share purchase plans related to Class A ordinary shares	24,295	79,513	135,500	112,257
Diluted weighted average Class A ordinary shares	645,607,914	649,297,717	648,025,669	650,144,931
Diluted earnings per share	$1.90	$1.93	$5.90	$5.62
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Foreign currency translation
Beginning balance	$(1,217,693)	$(1,042,240)	$(1,207,975)	$(1,075,268)
Foreign currency translation	(106,621)	(108,056)	(115,154)	(74,444)
Income tax benefit (expense)	3,698	1,115	2,477	(246)
Portion attributable to noncontrolling interests	2,173	4,321	2,209	5,098
Foreign currency translation, net of tax	(100,750)	(102,620)	(110,468)	(69,592)
Ending balance	(1,318,443)	(1,144,860)	(1,318,443)	(1,144,860)

Defined benefit plans
Beginning balance	(653,766)	(392,293)	(672,323)	(419,284)
Reclassifications into net periodic pension and post-retirement expense (1)	13,718	8,389	40,330	39,718
Income tax benefit (expense)	(3,001)	(2,492)	(11,033)	(6,793)
Portion attributable to noncontrolling interests	(13)	(7)	(36)	(44)
Defined benefit plans, net of tax	10,704	5,890	29,261	32,881
Ending balance	(643,062)	(386,403)	(643,062)	(386,403)

Cash flow hedges
Beginning balance	68,474	(32,356)	38,993	(84,010)
Unrealized gain (loss)	(109,481)	142,416	(32,918)	219,441
Reclassification adjustments into Cost of services	(4,547)	(19,512)	(43,362)	(25,772)
Income tax benefit (expense)	12,387	(26,395)	4,156	(45,436)
Portion attributable to noncontrolling interests	125	(127)	89	(197)
Cash flow hedges, net of tax	(101,516)	96,382	(72,035)	148,036
Ending balance (2)	(33,042)	64,026	(33,042)	64,026

Investments
Beginning balance	728	1,876	728	2,391
Unrealized gain (loss)	—	(1,454)	—	(1,970)
Income tax benefit (expense)	—	305	—	305
Portion attributable to noncontrolling interests	—	1	—	2
Investments, net of tax	—	(1,148)	—	(1,663)
Ending balance	728	728	728	728

Accumulated other comprehensive loss	$(1,993,819)	$(1,466,509)	$(1,993,819)	$(1,466,509)
_______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.

(2)	As of May 31, 2020, $4,372 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. BUSINESS COMBINATIONS
During the nine months ended May 31, 2020, we completed individually immaterial acquisitions for total consideration of $1,303,380, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2019	Additions/ Adjustments	Foreign Currency Translation	May 31, 2020
GEOGRAPHIC MARKETS (1)
North America	3,973,356	529,405	(1,492)	4,501,269
Europe	1,569,223	371,680	2,720	1,943,623
Growth Markets	662,971	250,801	(24,070)	889,702
Total	$6,205,550	$1,151,886	$(22,842)	$7,334,594

_______________

(1)	Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, which became our reportable segments in the third quarter of fiscal 2020.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	August 31, 2019			May 31, 2020
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,013,976	$(358,130)	$655,846	$1,268,841	$(444,315)	$824,526
Technology	119,686	(45,851)	73,835	146,815	(50,697)	96,118
Patents	127,796	(66,167)	61,629	128,070	(66,048)	62,022
Other	78,344	(28,875)	49,469	82,736	(33,396)	49,340
Total	$1,339,802	$(499,023)	$840,779	$1,626,462	$(594,456)	$1,032,006

Total amortization related to our intangible assets was $62,883 and $172,054 for the three and nine months ended May 31, 2020, respectively. Total amortization related to our intangible assets was $44,686 and $125,533 for the three and nine months ended May 31, 2019, respectively. Estimated future amortization related to intangible assets held as of May 31, 2020 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2020	$62,762
2021	220,067
2022	177,937
2023	159,124
2024	132,463
Thereafter	279,653
Total	$1,032,006

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
As of May 31, 2020, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs were as follows:

	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2020
Operating lease cost	$191,351	$557,404
Variable lease cost	42,537	137,940
Sublease income	(6,831)	(19,391)
	$227,057	$675,953

Supplemental information related to operating lease transactions was as follows:

Nine Months Ended May 31, 2020
Lease liability payments	$535,549
Lease assets obtained in exchange for liabilities	$486,739

As of May 31, 2020, our operating leases had a weighted average remaining lease term of 7.5 years and a weighted average discount rate of 4.3%.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The following maturity analysis presents future undiscounted cash outflows for operating leases as of May 31, 2020:

	Lease Payments	Sublease Receipts
2020 (Remainder)	$179,590	$(5,479)
2021	744,328	(16,026)
2022	626,354	(8,061)
2023	523,343	(7,618)
2024	439,048	(7,181)
Thereafter	1,474,890	(31,050)
Total lease payments (receipts)	3,987,553	$(75,415)
Less interest	(544,371)
Total lease liabilities	$3,443,182

As of May 31, 2020, we have entered into leases that have not yet commenced with future lease payments of $474 million that are not reflected in the table above. These leases are primarily related to office real estate and will commence in or before fiscal year 2022 with lease terms of up to 16 years.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
Our dividend activity during the nine months ended May 31, 2020 was as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2019	$0.80	October 17, 2019	$507,725	October 15, 2019	$656	$508,381
February 14, 2020	$0.80	January 16, 2020	$510,604	January 14, 2020	$634	$511,238
May 15, 2020	$0.80	April 16, 2020	$508,283	April 14, 2020	$630	$508,913
Total Dividends			$1,526,612		$1,920	$1,528,532

The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On June 24, 2020, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.80 per share on its Class A ordinary shares for shareholders of record at the close of business on July 16, 2020 payable on August 14, 2020. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
9. FINANCIAL INSTRUMENTS
Derivatives
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2020 and May 31, 2019, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net gains of $17,132 and net losses of $38,026 for the three and nine months ended May 31, 2020, respectively, and net losses of $10,319 and $88,247 for the three and nine months ended May 31, 2019, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2020	August 31, 2019
Assets
Cash Flow Hedges
Other current assets	$42,750	$53,033
Other non-current assets	26,010	49,525
Other Derivatives
Other current assets	26,750	8,059
Total assets	$95,510	$110,617
Liabilities
Cash Flow Hedges
Other accrued liabilities	$38,378	$18,826
Other non-current liabilities	30,568	8,770
Other Derivatives
Other accrued liabilities	9,093	32,195
Total liabilities	$78,039	$59,791
Total fair value	$17,471	$50,826
Total notional value	$8,766,370	$8,709,917

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

	May 31, 2020	August 31, 2019
Net derivative assets	$59,781	$88,811
Net derivative liabilities	42,310	37,985
Total fair value	$17,471	$50,826

Equity Securities Without Readily Determinable Fair Values
We hold investments in equity securities that do not have readily determinable fair values. We record these investments at cost and remeasure them to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $133,222 and $131,675 as of May 31, 2020 and August 31, 2019, respectively.

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
Our effective tax rates for the three months ended May 31, 2020 and 2019 were 25.5% and 25.6%, respectively. The slightly lower effective tax rate for the three months ended May 31, 2020 included benefits from tax law changes offset by the phased-in effects of U.S. tax reform. Our effective tax rates for the nine months ended May 31, 2020 and 2019 were 22.3% and 21.1%, respectively. The effective tax rate for the nine months ended May 31, 2020 was higher primarily due to lower benefits from final determinations of prior year taxes and the phased-in effects of U.S. tax reform, partially offset by higher tax benefits from share-based payments.
11. COMMITMENTS AND CONTINGENCIES
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2020 and August 31, 2019, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $737,000 and $794,000, respectively, of which all but approximately $98,000 and $128,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2020, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

12. SEGMENT REPORTING
Operating segments are components of an enterprise where separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
Our chief operating decision makers are our Chief Executive Officer and Chief Financial Officer. Our operating segments are managed separately because each operating segment represents a strategic business unit providing consulting and outsourcing services to clients across different industries.
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. The change is designed to help us better serve our clients and continue to scale our business. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources, which we now refer to as our industry groups.
Amounts are attributed to geographic markets based on where clients are located. Information regarding our geographic markets is as follows:

Three Months Ended May 31, 2020	North America	Europe	Growth Markets	Total
Revenues	$5,239,275	$3,574,995	$2,177,035	$10,991,305
Depreciation and amortization (2)	91,066	87,895	74,347	253,308
Operating income	720,997	535,463	456,273	1,712,733
Net assets as of May 31 (3)	3,141,914	1,236,004	549,324	4,927,242

Three Months Ended May 31, 2019	North America	Europe	Growth Markets	Total
Revenues (1)	$5,147,948	$3,773,835	$2,177,905	$11,099,688
Depreciation and amortization (2)	74,759	73,994	72,556	221,309
Operating income	881,557	551,665	284,721	1,717,943
Net assets as of May 31 (3)	2,907,951	1,332,909	771,078	5,011,938

Nine Months Ended May 31, 2020	North America	Europe	Growth Markets	Total
Revenues	$15,784,518	$10,993,277	$6,713,973	$33,491,768
Depreciation and amortization (2)	253,018	248,448	227,364	728,830
Operating income	2,281,648	1,477,338	1,209,955	4,968,941
Net assets as of May 31 (3)	3,141,914	1,236,004	549,324	4,927,242

Nine Months Ended May 31, 2019	North America	Europe	Growth Markets	Total
Revenues (1)	$14,758,046	$11,125,999	$6,275,318	$32,159,363
Depreciation and amortization (2)	221,896	213,789	216,907	652,592
Operating income	2,266,963	1,596,776	869,842	4,733,581
Net assets as of May 31 (3)	2,907,951	1,332,909	771,078	5,011,938

_______________

(1)
Effective September 1, 2019 we revised the reporting of our geographic markets for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

(2)	Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each reportable segment, as well as an allocation for amounts they do not directly control.

(3)
We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.

ACCENTURE PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Revenues by industry group and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
INDUSTRY GROUPS
Communications, Media & Technology	$2,197,152	$2,253,136	$6,681,968	$6,533,319
Financial Services	2,137,850	2,196,595	6,414,211	6,369,477
Health & Public Service	2,015,874	1,819,775	5,932,693	5,283,364
Products	2,998,903	3,077,227	9,376,984	8,912,588
Resources	1,636,606	1,747,977	5,071,450	5,040,143
Other	4,920	4,978	14,462	20,472
Total	$10,991,305	$11,099,688	$33,491,768	$32,159,363
TYPE OF WORK
Consulting	$5,997,894	$6,236,630	$18,546,448	$17,990,967
Outsourcing	4,993,411	4,863,058	14,945,320	14,168,396
Total	$10,991,305	$11,099,688	$33,491,768	$32,159,363

13. SUBSEQUENT EVENT
On June 17, 2020, we entered into a $1 billion 364-day syndicated loan facility, which expires in June 2021. This facility is in addition to our existing $1 billion syndicated loan facility, which expires in December 2024. No balances were outstanding under either credit facility at any time during fiscal 2020. In the event of a loan drawn against the new facility, the lenders have the option to require us to repay the loan by issuing public debt within 45 days of their request.

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below. For a discussion of risks and actions taken in response to the coronavirus (COVID-19) pandemic, see the “Overview” below and “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under Item 1A, “Risk Factors.” Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.

•	Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.

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
For a more detailed discussion of these factors, see the information under Item 1A, “Risk Factors” in this report and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

Change in Reportable Segments
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. For additional information, see our Form 8-K filed on January 13, 2020.

Overview
The COVID-19 pandemic has caused a significant loss of life, disrupted businesses and restricted travel worldwide, causing significant economic disruption and uncertainty. This disruption and uncertainty has had and continues to have a significant adverse impact on our business, operations and financial results. For our third quarter ended May 31, 2020, our revenues declined 1% in U.S. dollars and grew 1% in local currency, a significant decrease when compared to the revenue growth experienced in the first half of this fiscal year. The pandemic impacted almost all aspects of our business and forced us to quickly adapt the way we operate. As described below, we took actions to shift the majority of our workforce to a remote working environment, to ensure the continuity of our business, including the sales and delivery of services to our clients, and to respond to a rapidly changing demand environment from our clients.
During the third quarter, we enabled our global workforce to work from home and suspended substantially all business travel. During the quarter, approximately 95% of our people were enabled to work remotely, while a small number of our people providing essential services continued to work from our and our clients’ offices. As governments ease their restrictions, we continue to develop and implement our comprehensive plan to return to our offices. As of June 22, 2020, approximately 35% of our offices were partially open with our people’s safety and the needs of our clients guiding how we manage our phased transition.
We experienced reduced demand for our services during the quarter as some clients reprioritized and delayed certain work as a result of the pandemic, particularly in the Travel, Retail, Energy, High Tech and Industrial industries and primarily for our consulting services. We also experienced increased demand in the Public Service, Software & Platforms and Life Sciences industries and from clients across all of our industry groups in connection with their digital transformations, the adoption of cloud technologies and security-related services. In this current market, the level of revenues we achieve is based on our ability to deliver market-leading services while deploying skilled teams of professionals effectively on a remote basis.
For further information on the impact to our results for the third quarter of fiscal 2020, please see “Summary of Results” below. For a discussion of risks related to the COVID-19 pandemic, see “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under Item 1A, “Risk Factors”.
Summary of Results
Revenues for the third quarter of fiscal 2020 decreased 1% in U.S. dollars and increased 1% in local currency compared to the third quarter of fiscal 2019. This included the impact of a decline in reimbursable travel costs, which reduced revenues approximately 2%. Revenues for the nine months ended May 31, 2020 increased 4% in U.S. dollars and 6% in local currency compared to the nine months ended May 31, 2019. During the third quarter of fiscal 2020, revenue growth in local currency was solid in Growth Markets and modest in North America, partially offset by a slight decline in Europe. We experienced local currency revenue growth that was very strong in Health & Public Service and flat in Financial Services and Communications, Media & Technology, partially offset by a modest decline in Resources and slight decline in Products. Revenue growth in local currency was solid in outsourcing, partially offset by a slight decline in consulting during the third quarter of fiscal 2020. The business environment remained competitive and, in some areas, we experienced pricing pressures. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the third quarter of fiscal 2020 decreased 4% in U.S. dollars and 2% in local currency compared to the third quarter of fiscal 2019. This included the impact of a decline in reimbursable travel costs, which reduced consulting revenues approximately 3%. Consulting revenues for the nine months ended May 31, 2020 increased 3% in U.S. dollars and 5% in local currency compared to the nine months ended May 31, 2019. The contraction in our consulting revenue in the third quarter of fiscal 2020 was led by a decline in Europe and a slight decline in North America, partially offset by strong growth in Growth Markets. Our consulting revenue continues to be driven by digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for the third quarter of fiscal 2020 increased 3% in U.S. dollars and 5% in local currency compared to the third quarter of fiscal 2019. Outsourcing revenues for the nine months ended May 31, 2020 increased 5% in U.S. dollars and 7% in local currency compared to the nine months ended May 31, 2019. Outsourcing revenue growth in local currency in the third quarter of fiscal 2020 was led by strong growth in North America, solid growth in Europe and modest growth in Growth Markets. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and nine months ended May 31, 2020 compared to the three and nine months ended May 31, 2019, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2020, we estimate that our full fiscal 2020 revenue growth in U.S. dollars will be approximately 1.5% lower in U.S. dollars than our revenue growth in local currency.
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
Utilization for the third quarter of fiscal 2020 was 88%, down from 91% in the third quarter of fiscal 2019. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our headcount, the majority of which serve our clients, increased to approximately 513,000 as of May 31, 2020, compared to approximately 482,000 as of May 31, 2019. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the third quarter of fiscal 2020 was 11%, down from 18% in the third quarter of fiscal 2019. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the third quarter of fiscal 2020 was 32.1%, compared with 31.8% for the third quarter of fiscal 2019. Gross margin for the nine months ended May 31, 2020 was 31.5%, compared with 30.7% for the nine months ended May 31, 2019. The increase in gross margin for the third quarter and nine months ended May 31, 2020 was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to the same periods in fiscal 2019.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.5% for the third quarter of fiscal 2020 and 16.6% for the nine months ended May 31, 2020, compared with 16.3% for the third quarter of fiscal 2019 and 16.0% for the nine months ended May 31, 2019. For the third quarter, compared to the same period in fiscal 2019, Sales and marketing costs as a percentage of revenues decreased 50 basis points, due to lower selling and other business development costs, primarily for travel. For the nine months ended May 31, 2020 compared to the same period in fiscal 2019, Sales and marketing costs as a percentage of revenues increased 20 basis points. For the third quarter and nine months ended May 31, 2020, compared to the same periods in fiscal 2019, General and administrative costs as a percentage of revenues increased 70 and 50 basis points, respectively, primarily due to higher technology and facilities costs.
Operating margin (Operating income as a percentage of revenues) for the third quarter of fiscal 2020 was 15.6%, compared with 15.5% for the third quarter of fiscal 2019. Operating margin for the nine months ended May 31, 2020 was 14.8%, compared with 14.7% for the nine months ended May 31, 2019.

New Bookings
New bookings for the third quarter of fiscal 2020 were $11.0 billion, with consulting bookings of $6.2 billion and outsourcing bookings of $4.8 billion. New bookings for the nine months ended May 31, 2020 were $35.6 billion, with consulting bookings of $19.4 billion and outsourcing bookings of $16.2 billion.

Results of Operations for the Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources, which we now refer to as our industry groups.
Revenues by geographic market, industry group and type of work were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
	May 31, 2020	May 31, 2019 (1)			May 31, 2020	May 31, 2019
	(in millions of U.S. dollars)
GEOGRAPHIC MARKETS
North America	$5,239	$5,148	2%	2%	48%	46%
Europe	3,575	3,774	(5)	(2)	32	34
Growth Markets	2,177	2,178	—	5	20	20
TOTAL REVENUES	10,991	11,100	(1)%	1%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$2,197	$2,253	(2)%	—	20%	20%
Financial Services	2,138	2,197	(3)	—	20	20
Health & Public Service	2,016	1,820	11	12%	18	16
Products	2,999	3,077	(3)	(1)	27	28
Resources	1,637	1,748	(6)	(3)	15	16
Other	5	5	n/m	n/m	—	—
TOTAL REVENUES	$10,991	$11,100	(1)%	1%	100%	100%
TYPE OF WORK
Consulting	$5,998	$6,237	(4)%	(2)%	55%	56%
Outsourcing	4,993	4,863	3	5	45	44
TOTAL REVENUES	$10,991	$11,100	(1)%	1%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2019 we revised the reporting of our geographic markets for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

Revenues
Revenues were impacted by a decline in reimbursable travel costs across all markets, which reduced revenues by approximately 2%. The following commentary discusses local currency revenue changes for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019:
Geographic Markets

•
North America revenues increased 2% in local currency, led by growth in Public Service, Life Sciences and Software & Platforms. These increases were partially offset by declines in Chemicals & Natural Resources and High Tech. Revenue growth was driven by the United States.

•
Europe revenues decreased 2% in local currency, led by declines in Consumer Goods, Retail & Travel Services and Banking & Capital Markets. These decreases were partially offset by growth in Life Sciences, Chemicals & Natural Resources and Software & Platforms. Revenue decline was led by the United Kingdom, Spain and France, partially offset by growth in Italy and Germany.

•
Growth Markets revenues increased 5% in local currency, led by growth in Public Service, Software & Platforms and Chemicals & Natural Resources. These increases were partially offset by a decline in Consumer Goods, Retail & Travel Services. Revenue growth was driven by Japan.

Operating Expenses
Operating expenses for the third quarter of fiscal 2020 decreased $103 million, or 1%, over the third quarter of fiscal 2019, and decreased as a percentage of revenues to 84.4% from 84.5% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2020 decreased $109 million, or 1%, over the third quarter of fiscal 2019, and decreased as a percentage of revenues to 67.9% from 68.2% during this period. Gross margin for the third quarter of fiscal 2020 increased to 32.1% from 31.8% during the third quarter of fiscal 2019. The increase in gross margin was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to the same period in fiscal 2019.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2020 decreased $66 million, or 6%, over the third quarter of fiscal 2019, and decreased as a percentage of revenues to 10.2% from 10.7% during this period. The decrease as a percentage of revenues was primarily due to lower selling and other business development costs, primarily for travel, compared to the same period in fiscal 2019.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2020 increased $72 million, or 11%, over the third quarter of fiscal 2019, and increased as a percentage of revenues to 6.3% from 5.6% during this period. The increase as a percentage of revenues was primarily due to higher technology and facilities costs compared to the same period in fiscal 2019.
Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2020 decreased $5 million over the third quarter of fiscal 2019. Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources.
Operating income and operating margin for each of the geographic markets were as follows:

	Three Months Ended
	May 31, 2020		May 31, 2019
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
North America	$721	14%	$882	17%	$(161)
Europe	535	15	552	15	(16)
Growth Markets	456	21	285	13	172
TOTAL	$1,713	15.6%	$1,718	15.5%	$(5)
_______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2020 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during the third quarter of fiscal 2020 had a favorable impact on operating income. The commentary below provides insight into other factors affecting geographic market performance and operating income for the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019:

•	North America operating income decreased as revenue growth was more than offset by higher labor costs as a percentage of revenues.

•	Europe operating income decreased primarily due to a decline in revenue.

•	Growth Markets operating income increased primarily due to revenue growth and higher contract profitability.
Income Tax Expense
The effective tax rate for the third quarter of fiscal 2020 was 25.5%, compared with 25.6% for the third quarter of fiscal 2019. The slightly lower effective tax rate for the three months ended May 31, 2020 included benefits from tax law changes offset by the phased-in effects of U.S. tax reform.

Earnings Per Share
Diluted earnings per share were $1.90 for the third quarter of fiscal 2020, compared with $1.93 for the third quarter of fiscal 2019. The $0.03 decrease in our diluted earnings per share was due to a decrease of $0.02 from higher non-operating expense, $0.01 from higher net income attributable to non-controlling interests - other and $0.01 from lower revenues and operating results. These decreases were partially offset by an increase of $0.01 from lower weighted average shares outstanding. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Results of Operations for the Nine Months Ended May 31, 2020 Compared to the Nine Months Ended May 31, 2019
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources, which we now refer to as our industry groups.
Revenues by geographic market, industry group and type of work were as follows:

	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Revenues for the Nine Months Ended
	May 31, 2020	May 31, 2019 (1)			May 31, 2020	May 31, 2019
	(in millions of U.S. dollars)
GEOGRAPHIC MARKETS
North America	$15,785	$14,758	7%	7%	47%	46%
Europe	10,993	11,126	(1)	2	33	34
Growth Markets	6,714	6,275	7	10	20	20
TOTAL REVENUES	$33,492	$32,159	4%	6%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$6,682	$6,533	2%	4%	20%	20%
Financial Services	6,414	6,369	1	3	19	20
Health & Public Service	5,933	5,283	12	13	18	16
Products	9,377	8,913	5	7	28	28
Resources	5,071	5,040	1	3	15	16
Other	14	20	n/m	n/m	—	—
TOTAL REVENUES	$33,492	$32,159	4%	6%	100%	100%
TYPE OF WORK
Consulting	$18,546	$17,991	3%	5%	55%	56%
Outsourcing	14,945	14,168	5	7	45	44
TOTAL REVENUES	$33,492	$32,159	4%	6%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2019 we revised the reporting of our geographic markets for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.

Revenues
Revenues were impacted by a decline during the third quarter in reimbursable travel costs across all markets. The following commentary discusses local currency revenue changes for the nine months ended May 31, 2020 compared to the nine months ended May 31, 2019:
Geographic Markets

•
North America revenues increased 7% in local currency, led by growth in Public Service, Life Sciences, Consumer Goods, Retail & Travel Services, Health and Software & Platforms. These increases were partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by the United States.

•
Europe revenues increased 2% in local currency, led by growth in Chemicals & Natural Resources, Life Sciences, Software & Platforms, Energy, Utilities and Health. These increases were partially offset by a decline in Banking & Capital Markets. Revenue growth was led by Italy and Germany, partially offset by a decline in the United Kingdom.

•
Growth Markets revenues increased 10% in local currency, led by growth in Software & Platforms, Banking & Capital Markets, Public Service, Chemicals & Natural Resources, Industrial, Consumer Goods, Retail & Travel Services and Life Sciences. Revenue growth was driven by Japan, as well as Brazil.

Operating Expenses
Operating expenses for the nine months ended May 31, 2020 increased $1,097 million, or 4%, over the nine months ended May 31, 2019, and decreased as a percentage of revenues to 85.2% from 85.3% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2020 increased $677 million, or 3%, over the nine months ended May 31, 2019, and decreased as a percentage of revenues to 68.5% from 69.3% during this period. Gross margin for the nine months ended May 31, 2020 increased to 31.5% from 30.7% during the nine months ended May 31, 2019. The increase in gross margin was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to the same period in fiscal 2019.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2020 increased $198 million, or 6%, over the nine months ended May 31, 2019, and increased as a percentage of revenues to 10.4% from 10.2% during this period.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2020 increased $222 million, or 12%, over the nine months ended May 31, 2019, and increased as a percentage of revenues to 6.3% from 5.8% during this period. The increase as a percentage of revenues was primarily due to higher technology and facilities costs compared to the same period in fiscal 2019.
Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2020 increased $235 million, or 5%, over the nine months ended May 31, 2019. Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources.
Operating income and operating margin for each of the geographic markets were as follows:

	Nine Months Ended
	May 31, 2020		May 31, 2019
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
North America	$2,282	14%	$2,267	15%	$15
Europe	1,477	13	1,597	14	(119)
Growth Markets	1,210	18	870	14	340
TOTAL	$4,969	14.8%	$4,734	14.7%	$235
_______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2020 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during the third quarter of fiscal 2020 had a favorable impact on operating income. The commentary below provides insight into other factors affecting geographic market performance and operating income for the nine months ended May 31, 2020 compared with the nine months ended May 31, 2019:

•	North America operating income increased primarily due to revenue growth, partially offset by lower outsourcing contract profitability and higher sales and marketing costs as a percentage of revenues.

•	Europe operating income decreased as revenue growth was offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of revenues.

•	Growth Markets operating income increased primarily due to revenue growth and higher contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. For the nine months ended May 31, 2020, other income (expense) increased $67 million over the nine months ended May 31, 2019, primarily due to gains on investments, partially offset by foreign exchange losses.

Income Tax Expense
The effective tax rate for the nine months ended May 31, 2020 was 22.3%, compared with 21.1% for the nine months ended May 31, 2019. The higher effective tax rate for the nine months ended May 31, 2020 was primarily due to lower benefits from final determinations of prior year taxes and the phased-in effects of U.S. tax reform, partially offset by higher tax benefits from share-based payments.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2020 annual effective tax rate to be in the range of 23.5% to 24.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $5.90 for the nine months ended May 31, 2020, compared with $5.62 for the nine months ended May 31, 2019. The $0.28 increase in our diluted earnings per share was due to an increase of $0.28 from higher revenues and operating results, $0.08 from higher non-operating income and $0.02 from lower weighted average shares outstanding. These increases were partially offset by a decrease of $0.09 from a higher effective tax rate and $0.01 from higher net income attributable to non-controlling interests - other. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Liquidity and Capital Resources
As of May 31, 2020, Cash and cash equivalents was $6.4 billion, compared with $6.1 billion as of August 31, 2019.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
	May 31, 2020	May 31, 2019	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$5,059	$4,511	$548
Investing activities	(1,648)	(1,380)	(268)
Financing activities	(3,036)	(3,416)	381
Effect of exchange rate changes on cash and cash equivalents	(60)	(7)	(53)
Net increase (decrease) in cash and cash equivalents	$315	$(292)	$608
_______________
Amounts in table may not total due to rounding.
Operating activities: The $548 million year-over-year increase in operating cash flow was due to higher net income and the deferral of payments for consumption and payroll taxes in several jurisdictions that adopted COVID-19 related deferral provisions.
Investing activities: The $268 million increase in cash used was primarily due to higher spending on business acquisitions and property and equipment, partially offset by increased proceeds from investments. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $381 million decrease in cash used was primarily due to a decrease in cash dividends paid due to a change in the frequency of payments from semi-annually to quarterly and an increase in net proceeds from share issuances, partially offset by an increase in net purchase of shares. For additional information, see Note 8 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2020, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	875	—
Local guaranteed and non-guaranteed lines of credit	229	—
Total	$2,104	$—
Under the borrowing facilities described above, we had an aggregate of $442 million of letters of credit outstanding as of May 31, 2020.

We ended the quarter with a cash balance of $6.4 billion and our cash flows remain very strong. Given the significant economic uncertainty, we supplemented our total available liquidity in June 2020 by adding a $1 billion 364-day syndicated loan facility, which expires in June 2021. This facility is in addition to our existing $1 billion syndicated loan facility, which expires in December 2024. No balances were outstanding under either credit facility at any time during fiscal 2020. In the event of a loan drawn against the new facility, the lenders have the option to require us to repay the loan by issuing public debt within 45 days of their request.
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
Our share purchase activity during the nine months ended May 31, 2020 was as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Open-market share purchases (1)	9,522,567	$1,782	—	$—
Other share purchase programs	—	—	36,345	7
Other purchases (2)	2,653,127	537	—	—
Total	12,175,694	$2,319	36,345	$7
_______________

(1)
We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.

(2)
During the nine months ended May 31, 2020, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2020, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2019, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.
The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, social distancing measures and temporary business closures. The pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a substantial curtailment of business activities, weakened economic conditions, significant economic uncertainty and volatility. The pandemic is significantly adversely impacting and could in the future materially adversely impact our business, operations and financial results.
The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the duration and scope of the pandemic and the potential for additional outbreaks; how quickly and to what extent normal economic activity can resume; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; government, business and individuals’ actions in response to the pandemic; the prolonged effect on our clients and client demand for our services and solutions; the degree to which client demand normalizes in a remote work environment; the reprioritization, delay or termination of existing client engagements; and the ability of our clients to pay for our services and solutions. The closure of our and our clients’ offices, and restrictions inhibiting our people’s ability to access those offices, has disrupted, and will continue to disrupt our ability to sell and provide our services and has resulted in, and may continue to result in, losses of revenue.
In response to governmental directives and recommended safety measures, we have enabled most of our employees to work remotely. As governments ease their restrictions, our employees will likely increase their social interactions, including in certain circumstances in our and our clients’ offices. While governments have largely indicated they will ease these restrictions in consultation with public health officials, this may not be sufficient to mitigate the risk of increased infection and could result in increased illness among our employees and associated business interruption.
Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2020 — March 31, 2020	2,414,033	$165.52	2,388,148	$2,085
April 1, 2020 — April 30, 2020	520,537	$176.41	508,853	$1,995
May 1, 2020 — May 31, 2020	737,071	$182.78	600,565	$1,885
Total (4)	3,671,641	$170.53	3,497,566
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2020, we purchased 3,497,566 Accenture plc Class A ordinary shares under this program for an aggregate price of $595 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2020, our aggregate available authorization for share purchases and redemptions was $1,885 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2020, the Board of Directors of Accenture plc has authorized an aggregate of $35.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.

(4)
During the third quarter of fiscal 2020, Accenture purchased 174,075 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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

101
The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2020 (Unaudited) and August 31, 2019, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2020 and 2019, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2020 and 2019, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2020, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 25, 2020

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)