Form 10-K
period 2020-08-31
Accenture plc
filed 2020-10-22
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2020 was approximately $115,077,476,776 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $180.59 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 8, 2020 was 658,883,029 (which number includes 25,317,084 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 8, 2020 was 527,509.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on February 3, 2021, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2020.

ACCENTURE 2020 FORM 10-K	Part I	1
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

ACCENTURE 2020 FORM 10-K	Item 1. Business	2
Item 1. Business
Overview
Accenture is a leading global professional services company, providing a broad range of services in strategy and consulting, interactive, technology and operations, with digital capabilities across all of these services. We combine unmatched experience and specialized capabilities across more than 40 industries, which are organized across our five industry groups, together with our culture of innovation. Our approximately 506,000 people serve clients in more than 120 countries to help clients build their digital core, transform their operations, and accelerate revenue growth — creating tangible value across their enterprises at speed and scale.

Accenture serves clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Our geographic markets bring together capabilities from across the organization in Strategy & Consulting, Interactive, Technology and Operations—infusing digital skills and industry and functional expertise throughout—to deliver value to our clients.

Our revenues for fiscal 2020 were
$44.3 billion,
and we employed approximately
506,000 people
as of August 31, 2020. Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies. We have long-term relationships
and have partnered with
97 of our top 100 clients
in fiscal 2020 for
> 10 years.

Effective March 1, 2020, we began managing our business under a new growth model through the three geographic markets, which also became our reportable segments in the third quarter of fiscal 2020. The change was designed to help us better serve our clients and continue to scale our business. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources, which we now refer to as our industry groups.

Under the new growth model, we continue to go to market primarily by industry, leveraging our deep expertise across more than 40 industries. The new model simplified our organizational structure and increased our agility to form multi-service teams to meet client needs rapidly and at scale. It is also accelerating innovation by enabling our teams to move seamlessly between global and local, leveraging our network of more than 100 innovation hubs, our technology expertise and ecosystem relationships, and our global delivery capabilities to drive value for clients.

During fiscal 2020, we continued to make significant investments—in strategic acquisitions, in research and development in our assets, platforms and solutions, and in attracting and developing talent—to further enhance our differentiation and competitiveness in the marketplace. At year-end, we had more than 7,900 patents and pending patent applications worldwide. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our business in high-growth areas; adding skills and capabilities in new areas; and deepening our industry and functional expertise. In fiscal 2020, we invested more than $1.5 billion across 34 strategic acquisitions.

ACCENTURE 2020 FORM 10-K	Item 1. Business	3

Our Strategy
Our growth strategy begins with a focus on what our clients need. Regardless of industry, our clients must transform every aspect of their business to meet the needs of today’s digital world. We are helping our clients use technology to build their digital core to drive enterprise-wide transformation—such as moving them to the cloud and embedding security across the enterprise, by transforming their operations—such as replatforming their ERP systems and through our Operations services and Industry X, and by accelerating their growth—such as through creating omni-channel experiences through Interactive.

We are uniquely able to deliver this transformation because of our ability to bring applied innovation and deliver 360-degree value for our clients. We define 360-degree value as delivering the financial business case and unique value a client may be seeking, and striving where possible to partner with our clients to achieve greater progress on inclusion and diversity with our diverse teams, reskill our clients’ employees, help our clients achieve their sustainability goals, and create meaningful experiences, both with Accenture and for the customers and employees of our clients.

We are able to leverage our scale and global footprint, and seamlessly move between global and local, embedding responsible business by design in everything we do. Our strong ecosystem partnerships, together with our assets and platforms, including MyWizard, MyNav and Synops, position Accenture to consistently deliver tangible value for our clients.

Key enablers of our growth strategy include:

Our People – As a talent- and innovation-led organization, across our entire business our people have highly specialized skills that drive our differentiation and competitiveness. We are deeply committed to investing in our people to ensure they have opportunities to learn and grow in their careers through their work experience and continued development, training and reskilling, and we have an unwavering commitment to inclusion and diversity;

Our Commitment – We are a purpose driven company, committed to delivering on the promise of technology and human ingenuity. Our culture is underpinned by our core values and Code of Business Ethics which are key drivers of the trust our clients and partners place in us to deliver tangible value and outcomes for them; and

Our Foundation – The new growth model and our enduring shareholder value creation model are key elements of the foundation that enable us to execute on our growth strategy.

Geographic Markets
The geographic markets, North America, Europe and Growth Markets, assemble integrated, multi-service client teams, which typically consist of industry experts, capability specialists and professionals with local market knowledge and experience. The geographic markets have primary responsibility for building and sustaining long-term client relationships; bringing together our expertise and collaborating with the other parts of our business to sell and deliver the full range of our services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
While we serve clients in locally relevant ways, our global footprint and scale in every major country give us the ability to leverage our experience and talent from around the world to accelerate outcomes for our clients.
Our three geographic markets are Accenture’s reporting segments. The percent of our revenues represented by each market is shown at right.

Percent of Fiscal 2020 Revenue

ACCENTURE 2020 FORM 10-K	Item 1. Business	4
Services
Strategy & Consulting
Strategy & Consulting works with C-suite executives and boards of the world’s leading organizations, helping them accelerate their digital transformation to enhance competitiveness, grow profitability and deliver sustainable stakeholder value. We use our deep industry and functional expertise underpinned by data, analytics, artificial intelligence, and innovation to help clients solve a diverse set of business challenges, including identifying and developing new markets, products and services; optimizing cost structures; maximizing human performance; harnessing data to improve decision-making; mitigating risk and enhancing security; implementing modern change management programs; shaping and delivering value from large-scale cloud migrations; building more resilient supply chains; and reinventing manufacturing and operations with smart, connected products and platforms.
Interactive
Interactive combines creativity and technology in service of meaningful experiences that drive sustainable growth and value for our clients. Our capabilities span ideation to execution: growth, product and culture design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. With strong client relationships and deep industry expertise, we are uniquely positioned to design, build, communicate and run experiences, reimagining the entire journey for customers, employees, patients and citizens alike. We embed this focus on experience across our services.
Technology
Technology provides innovative and comprehensive services and solutions that span cloud; systems integration and application management; security; intelligent platform services; infrastructure services; software engineering services; data and artificial intelligence; and global delivery through our Advanced Technology Centers. We continuously innovate our services, capabilities and platforms through early adoption of new technologies such as blockchain, robotics, 5G, quantum computing and Edge computing. Accenture provides a powerful range of capabilities that addresses the challenges faced by organizations today, including how to manage change and develop new growth opportunities.
Technology also includes the innovation and R&D activities in our Labs and our investments in emerging technologies through Accenture Ventures. Our innovation hubs around the world help clients innovate at unmatched speed, scope and scale. We have strong relationships with the world’s leading technology companies, as well as emerging start-ups, which enable us to enhance our service offerings, augment our capabilities and deliver distinctive business value to our clients. Our strong ecosystem relationships provide a significant competitive advantage, and we are a key partner of a broad range of technology providers, including Adobe, Alibaba, Amazon Web Services, Blue Yonder, Cisco, Dell, Google, HPE, IBM RedHat, Microsoft, Oracle, Pegasystems, Salesforce, SAP, ServiceNow, VMWare, Workday and many others. We push the boundaries of what technology can enable and help clients get the most value and best capabilities out of platforms.
Operations
We operate business processes on behalf of clients for specific enterprise functions, including finance and accounting, sourcing and procurement, supply chain, marketing and sales, as well as industry-specific services, such as platform trust and safety, banking, insurance and health services. We help organizations to reinvent themselves through intelligent operations, enabled by SynOps, our human-machine platform, powered by data and analytics, artificial intelligence, digital technology, and exceptional people to provide tangible business outcomes at speed and scale, including improved productivity and customer experiences as well as sustained long-term growth.

ACCENTURE 2020 FORM 10-K	Item 1. Business	5
Industry Groups
One of our competitive advantages is the depth and breadth of our industry expertise. Our industry focus gives us an understanding of industry evolution, business issues and new and emerging technologies, enabling us to deliver innovative solutions tailored to each client. It also allows us to bring cross-industry insights to our clients to accelerate value creation. Our capabilities across more than 40 industries are organized in the following five industry groups.

Communications, Media & Technology

Communications & Media	High Tech	Software & Platforms
Clients Served
Wireline, wireless, broadcast, entertainment, print, publishing, cable and satellite communications service providers	Enterprise technology, network equipment, semiconductor, consumer technology, aerospace & defense, and medical equipment companies	Cloud-based enterprise and consumer software companies; and social, e-commerce, retail, content, advertising and gaming platform companies
Percent of Group’s FY20 Revenue
45%	21%	34%

Financial Services

Banking & Capital Markets	Insurance
Clients Served
Retail and commercial banks, mortgage lenders, payment providers, investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises	Property and casualty insurers, life insurers, reinsurance firms and insurance brokers
Percent of Group’s FY20 Revenue
69%	31%

Health & Public Service

Health	Public Service
Clients Served
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations	Defense departments and military forces; public safety authorities; justice departments; human and social services agencies; educational institutions; non-profit organizations; cities; and postal, customs, revenue and tax agencies
Percent of Group’s FY20 Revenue
36%	64%

Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 35% of our Health & Public Service industry group’s revenues and 14% of our North America revenues in fiscal 2020.

ACCENTURE 2020 FORM 10-K	Item 1. Business	6
Products

Consumer Goods, Retail & Travel Services	Industrial	Life Sciences
Clients Served
Food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; airlines; and hospitality and travel services companies	Industrial & electrical equipment manufacturers and suppliers; and construction, heavy equipment, consumer durables, engineering services, real estate business services, freight & logistics, and automotive and public transportation companies	Biopharmaceutical, medical technology, and biotechnology companies and distributors
Percent of Group’s FY20 Revenue
52%	25%	24%
Amounts do not total due to rounding.

Resources

Chemicals & Natural Resources	Energy	Utilities
Clients Served
Petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals, mining, forest products and building materials industries	Companies in the oil and gas industry, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies	Electric, gas and water utilities; new energy providers
Percent of Group’s FY20 Revenue
30%	28%	42%

Global Delivery Capability
A key differentiator is our global delivery capability, powered by the world’s largest network of Advanced Technology and Intelligent Operations Centers. This allows us to bring the right talent at the right time to our clients from anywhere in the world—both in physical and virtual working environments—a capability that is particularly crucial as business needs and conditions change rapidly. Our global approach provides scalable innovation; standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.

Innovation and Intellectual Property
We are committed to developing leading-edge ideas and technologies and see innovation as a source of competitive advantage. We use our investment in research and development—on which we spent $871 million, $800 million, and $791 million in fiscal 2020, 2019 and 2018 respectively—to help clients address new realities in the marketplace and to face the future with confidence.
Our innovation experts work with clients across the world to imagine their future, build and co-create innovative business strategies and technology solutions, and then scale those solutions to sustain innovation. We harness our unique intellectual property to deliver these innovation services.

We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the intellectual property in our innovative services and solutions. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the intellectual property rights of third parties, such as our clients, partners, vendors and others. As of August 31, 2020, we had a portfolio of more than 7,900 patents and pending patent applications worldwide.

ACCENTURE 2020 FORM 10-K	Item 1. Business	7

Underpinning our innovation services and our global strength in intellectual property is the Accenture Innovation Architecture, which brings together the diverse capabilities from Accenture Research, Accenture Ventures and Accenture Labs to our Studios, Innovation Centers and Delivery Centers.

Our research and thought leadership teams help identify market, technology and industry trends. Accenture Ventures partners with and invests in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. The new Technology Incubation Group incubates and applies emerging technology innovation to business architectures, including blockchain, extended reality and quantum. Our network of more than 100 innovation hubs uses those insights and technologies to help clients imagine, build and scale for the future. We believe this combination of talent, assets and capabilities makes Accenture one of the leading strategic innovation partners for our clients.

To protect Accenture’s brands, we rely on intellectual property laws and trademark registrations held around the world. Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Limited, Accenture Global Solutions Limited, or third parties, as applicable.

Competition
Accenture operates in a highly competitive and rapidly changing global marketplace. We compete with a variety of organizations that offer services and solutions competitive with those we offer—but we believe no other company offers the full range of services at scale that Accenture does, which uniquely positions us in a highly competitive market. Our clients typically retain us on a non-exclusive basis.
Our competitors include large multinational IT service providers, including the services arms of large global technology providers; off-shore IT service providers in lower-cost locations, particularly in India; accounting firms that provide consulting and other IT services and solutions; solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agencies and technology start-ups; and in-house IT departments of large corporations that use their own resources rather than engage an outside firm.
We believe Accenture competes successfully in the marketplace because:
•We are a trusted partner with long-term client relationships and a proven track record for delivering on large, complex programs that drive tangible value;
•We provide a broad range of services with our unique approach to bring integrated multi-service teams at scale and have a significant presence in every major geographic market, enabling us to leverage our global expertise in a local context and deliver tangible value;
•We have deep industry and cross-industry expertise, which enable us to accelerate value as clients transform their products, customer experiences and business operations;
•The breadth and scale of our technology capabilities, combined with our strong relationships with our technology ecosystem partners, enable us to help clients transform and re-platform in a sustainable way at speed; and
•Our goal is to recruit the most talented people in our markets, and we have an unwavering commitment to inclusion and diversity, which creates an environment that unleashes innovation, and a world-class learning organization that helps us continuously invest in the development of our people.

ACCENTURE 2020 FORM 10-K	Item 1. Business	8
Information About Our Executive Officers
Our executive officers as of October 22, 2020 are as follows:

Gianfranco Casati, 61, became our chief executive officer—Growth Markets in January 2014. From September 2006 to January 2014, he served as our group chief executive—Products. From April 2002 to September 2006, Mr. Casati was managing director of the Products Europe operating unit. He also served as our country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising our offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 36 years.

Richard P. Clark, 59, became our chief accounting officer in September 2013 and has served as our corporate controller since September 2010. Prior to that, Mr. Clark served as our senior managing director of investor relations from September 2006 to September 2010. Previously he served as our finance director—Communications, Media & Technology from July 2001 to September 2006 and as our finance director—Resources from 1998 to July 2001. Mr. Clark has been with Accenture for 37 years.

Jo Deblaere, 58, became our chief operating officer in September 2009. Mr. Deblaere also served as our chief executive—Europe from January 2014 to February 2020. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 35 years.

Jimmy Etheredge, 57, became our chief executive officer—North America in September 2019. From December 2016 to September 2019, Mr. Etheredge served as senior managing director—US Southeast, responsible for our business in 10 states, including the key markets of Atlanta, Charlotte and Washington, D.C. Previously, he served as senior managing director—Products in North America from 2011 until December 2016. Mr. Etheredge has been with Accenture for 35 years.

KC McClure, 55, became our chief financial officer in January 2019. From June 2018 to January 2019, she served as managing director—Finance Operations, where she led our finance operations across the entirety of our businesses. From December 2016 to May 2018, she served as our finance director—Communications, Media & Technology. Prior to assuming that role, she served as our head of investor relations from September 2010 to November 2016, and from March 2002 to August 2010, she served as our finance director—Health & Public Service. Ms. McClure has been with Accenture for 32 years.

Jean-Marc Ollagnier, 58, became our chief executive officer—Europe in March 2020. From March 2011 to March 2020, Mr. Ollagnier served as our group chief executive—Resources. From September 2006 to March 2011, Mr. Ollagnier led Resources in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 34 years.

ACCENTURE 2020 FORM 10-K	Item 1. Business	9

David P. Rowland, 59, became executive chairman of the Board of Directors in September 2019. From January 2019 to September 2019, he served as our interim chief executive officer. Mr. Rowland was our chief financial officer from July 2013 to January 2019. From October 2006 to July 2013, he was our senior vice president—Finance. Previously, Mr. Rowland was our managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as our finance director—Communications, Media & Technology and as our finance director—Products. Mr. Rowland has been with Accenture for 37 years and has served as a director since January 2019. Prior to its merger with and into Accenture plc in March 2018, Mr. Rowland also served on the board of Accenture Holdings plc.

Ellyn J. Shook, 57, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of our Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 32 years.

Julie Sweet, 53, became our chief executive officer in September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 10 years and has served as a director since September 2019.

Joel Unruch, 42, became our general counsel in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch also served as our chief compliance officer from September 2019 to January 2020. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 9 years.

Organizational Structure
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
The Consolidated Financial Statements reflect the ownership interests in Accenture Holdings plc (for applicable periods) and Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests percentage was less than 1% as of August 31, 2020. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 40 of our most senior leaders), senior managing directors and managing directors.

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	10
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
The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the duration and scope of the pandemic and the continuation of additional outbreaks; how quickly and to what extent normal economic and social activity can resume; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; government, business and individuals’ actions in response to the pandemic; the prolonged effect on our clients and client demand for our services and solutions; the degree to which client demand normalizes in a remote work environment; the reprioritization, delay or termination of existing client engagements; the ability of our clients to pay for our services and solutions. The closures of our and our clients’ offices, and restrictions inhibiting our people’s ability to access those offices, have disrupted, and will continue to disrupt our ability to sell and provide our services and have resulted in, and may continue to result in, losses of revenue.
In response to governmental directives and recommended safety measures, we have enabled most of our employees to work remotely. As governments ease their restrictions, our employees will likely increase their social interactions, including in certain circumstances in our and our clients’ offices, which could increase the risk of infection and could result in increased illness among our employees and associated risks, including business interruption.
Any of these events could cause, contribute to or magnify the other risks and uncertainties enumerated below and could materially adversely affect our business, financial condition, results of operations and/or stock price.
Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global macroeconomic and geopolitical conditions affect our clients’ businesses and the markets they serve. Economic and political conditions have become increasingly volatile, negative and uncertain due to the coronavirus pandemic, among other reasons, and have undermined business confidence in our significant markets and other markets, which are increasingly interdependent, caused our clients to reduce or defer their spending on new initiatives and technologies, and resulted in clients reducing, delaying or eliminating spending under existing contracts with us, which has, and may continue to, negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	11
themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of the COVID-19 pandemic, changes in global trade policies, increasing geopolitical tensions and trends such as populism and economic nationalism, elections in our major markets and their impact on us, our clients and the industries we serve, could continue to have a significant negative impact on our results of operations.
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
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth or contraction in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as artificial intelligence, augmented reality, automation, blockchain, Internet of Things, quantum and edge computing and as-a-service solutions. Technological developments may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected.
We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. In a particular geographic market, service or industry group, a small number of clients have contributed, or may, in the future contribute, a significant portion of the revenues of such geographic market, service or industry group, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant geographic market, service or industry group.
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	12
If we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our supply of market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. We must hire or reskill, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is intense competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and will likely continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to incur increased costs, or be unable to fulfill client demand for our services and solutions.
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
Similarly, our profitability depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally and remotely on a timely basis to fulfill the needs of our clients, our profitability could suffer. For example, we have experienced reduced demand for strategy and consulting services during the COVID-19 pandemic and have staffed employees from these practices on projects where we are experiencing strong client demand. If we are unable to retain our top talent with these skills, we may experience difficulty staffing these engagements when demand for these services rebounds. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed. Therefore, if we are not able to deploy the talent we need because of COVID-19 travel restrictions or increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.
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
There is a risk that at certain points in time, we may have more personnel than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our resources, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of skills and resources in balance with client demand. In fiscal 2020, we accelerated our usual level of performance-related involuntary terminations that would have otherwise occurred throughout fiscal 2021. At certain times and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services and solutions were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. If we are not successful in these initiatives, our results of operations could be adversely affected.

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	13
We could face legal, reputational and financial risks if we fail to protect client and/or Accenture data from security incidents or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, and as more of our employees are working remotely during the coronavirus pandemic, the risk of security incidents and cyberattacks increases. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In the past, we have experienced data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing attacks and ransomware attacks. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled by or provided by us. To date these incidents have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or Accenture data, including personal data and proprietary information, and we expect these activities to increase, including through the use of artificial intelligence, the Internet of Things and analytics. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential client, vendor, alliance partner or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, cybersecurity or ransomware attacks, or other intentional or unintentional acts, could damage our reputation, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations — see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving, thereby increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act, various other U.S. federal and state laws governing the protection of health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. The GDPR imposes compliance obligations regarding the handling of personal data and significant financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, private lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our services and solutions are highly competitive. Our competitors include:
•large multinational IT service providers, including the services arms of large global technology providers;
•off-shore IT service providers in lower-cost locations, particularly in India;
•accounting firms that provide consulting and other IT services and solutions;
•solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agencies and technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models; and
•in-house IT departments of large corporations that use their own resources, rather than engage an outside firm.

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	14
Some competitors may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals, may be able to innovate and provide new services and solutions faster than we can or may be able to anticipate the need for services and solutions before we do. Our competitors may also team together to create competing offerings.
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
In addition, we may face greater competition due to consolidation of companies in the technology sector through strategic mergers, acquisitions or teaming arrangements. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. Over time, our access to certain technology products and services may be reduced as a result of this consolidation. The technology companies described above, including many of our alliance partners, are increasingly able to offer services related to their software, platform, cloud migration and other solutions, or are developing software, platform, cloud migration and other solutions that require integration services to a lesser extent. These more integrated services and solutions may represent more attractive alternatives to clients than some of our services and solutions, which may materially adversely affect our competitive position and our results of operations.
Our profitability could materially suffer if we are unable to obtain favorable pricing for our services and solutions, if we are unable to remain competitive, if our cost-management strategies are unsuccessful or if we experience delivery inefficiencies or fail to satisfy certain agreed-upon targets or specific service levels.
Our profitability is highly dependent on a variety of factors and could be materially impacted by any of the following:
Our results of operations could materially suffer if we are not able to obtain sufficient pricing to meet our profitability expectations. If we are not able to obtain favorable pricing for our services and solutions, our revenues and profitability could materially suffer. The rates we are able to charge for our services and solutions are affected by a number of factors, including:
•general economic and political conditions;
•our clients’ desire to reduce their costs;
•the competitive environment in our industry;
•our ability to accurately estimate our service delivery costs, upon which our pricing is sometimes determined, includes our ability to estimate the impact of inflation and foreign exchange on our service delivery costs over long-term contracts; and
•the procurement practices of clients and their use of third-party advisors.
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	15
than expected or unprofitable. Our contract profitability is highly dependent on our forecasts regarding the effort and cost necessary to deliver our services and solutions, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing engagements to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable. Moreover, many of our contracts include clauses that tie our ultimate compensation to the achievement of agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could significantly reduce or eliminate our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms, any of which could significantly affect our profitability. We also have a number of contracts in which a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate and could negatively impact our profit margins if not achieved. Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties or our clients to meet their commitments, or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
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
In addition, our effective tax rate in the future could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing statutory tax rates, the expiration of current tax benefits and changes in accounting principles, including the U.S. generally accepted accounting principles. Tax rates in the jurisdictions in which we operate may change materially as a result of shifting economic and political conditions and tax policies. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations.
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	16
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the services and solutions that we offer, or the clients that we serve. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers. There is a risk that negative or inaccurate information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.
As a result of our geographically diverse operations and our growth strategy to continue to expand in our key markets around the world, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 50 countries around the world. One aspect of our growth strategy is to continue to expand in our key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and growth strategy, including pandemics, international hostilities, terrorist activities, natural disasters and security or data incidents, the concentration of our global delivery capability in India and the Philippines, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
Pandemics, international hostilities, terrorist activities, natural disasters, and infrastructure disruptions could prevent us from effectively serving our clients and thus significantly adversely affect our results of operations. Health emergencies or pandemics, including COVID-19; acts of terrorist violence; political and social unrest; regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, sea level rise, floods, droughts and the increasing frequency and severity of adverse weather conditions; or the threat of or perceived potential for these events; and other acts of god have had and could in the future have significantly negative impacts on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners, suppliers or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these types of events impact our ability to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities or in the areas where our people are working remotely, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security incidents involving, our facilities or systems, or those of our alliance partners, suppliers or clients, could also adversely affect our ability to conduct our business and serve our clients. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Accenture locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
We are unable to protect our people, facilities and systems, and those of our alliance partners, suppliers and clients, against all such occurrences. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	17
events occur where large numbers of our people are located, or simultaneously affect our people in multiple locations around the world. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be significantly adversely affected.
Our global delivery capability is concentrated in India and the Philippines, which may expose us to operational risks. Our business model is dependent on our global delivery capability. While our delivery centers are located throughout the world, we have based large portions of our delivery capability in India, and the Philippines, where we have the largest and second largest number of our people located, respectively. Concentrating our global delivery capability in these locations presents a number of operational risks, including those discussed in this risk factor, many of which are beyond our control and which may be exacerbated by COVID-19.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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
Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred onshore, resulting in greater costs to us, and could have a negative impact on our ability to obtain future work from government clients.
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	18
indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the industry. We may commit to providing services or solutions that we are unable to deliver or whose delivery may reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. Moreover, as we expand our services and solutions into new areas, we may be exposed to additional and evolving risks specific to these new areas.
In addition, we engage in platform trust and safety services on behalf of clients, including content moderation, which could have a negative impact on our employees due to the nature of the materials they review. We have been subject to media coverage regarding our provision of these services as well as litigation related to the provision of these services, which may result in adverse judgments or settlements.
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting, information technology and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries, or failure to comply with applicable IT security requirements, could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.
•If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.
•U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud,

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	19
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
•Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including an allegation of improper or illegal activity, regardless of its accuracy, may adversely affect our reputation.
•Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. For example, these contracts often contain high or unlimited liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.
•Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.
•Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.
•Our ability to work for the U.S. government is impacted by the fact that we are an Irish company. We elected to enter into a proxy agreement with the U.S. Department of Defense that enhances the ability of our U.S. federal government contracting subsidiary to perform certain work for the U.S. government. The proxy agreement regulates the management and operation of, and limits the control we can exercise over, this subsidiary. In addition, legislative and executive proposals remain under consideration or could be proposed in the future, which, if enacted, could place additional limitations on or even prohibit our eligibility to be awarded state or federal government contracts in the United States or could include requirements that would otherwise affect our results of operations. Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, it is possible that these contract bans and other legislative proposals could be applied in a way that negatively affects Accenture.
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	20
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
As of August 31, 2020, we had approximately 506,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, which also became our reportable segments in the third quarter of fiscal 2020. The change was designed to help us better serve our clients and continue to scale our business. We may continue to make changes to our operating model as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
If we do not successfully manage and develop our relationships with key alliance partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
We have alliances with companies whose capabilities complement our own. A very significant portion of our revenue and services and solutions are based on technology or software provided by a few major alliance partners. See “Business—Services.”
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

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	21
Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, enhancing controls, procedures and policies including those related to financial reporting, disclosure, and cyber and information security, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, or from an acquisition’s controls related to financial reporting, disclosure, and cyber and information security environment. If any of these circumstances occurs, they could result in unexpected regulatory or legal exposure, including litigation with new or existing clients, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our relationships with clients and our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
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
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary platforms, methodologies, processes, software and other solutions. Existing laws of the various countries in which we provide services or solutions may offer only limited intellectual property protection of our services or solutions, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies and procedures, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or proprietary methodologies and processes or independently developing services or solutions similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	22
In addition, we cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our employees have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement in a cost-effective manner alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Any infringement action brought against us or our clients could be costly to defend or lead to an expensive settlement or judgment against us.
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
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. It is possible that changes in accounting standards could have a material adverse effect on our results of operations and financial position. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” We base our estimates on historical experience, contractual commitments and various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional costs that could adversely affect our results of operations.
We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
We might choose to raise additional funds through public or private debt or equity financings in order to:
•facilitate purchases, redemptions and exchanges of shares and pay dividends;
•acquire complementary businesses or technologies;

ACCENTURE 2020 FORM 10-K	Item 1A. Risk Factors	23
•take advantage of opportunities, including more rapid expansion;
•develop new services and solutions and respond to competitive pressures; and
•support general working capital purposes.
Any additional capital raised through the sale of equity would dilute shareholders’ ownership percentage in us. Furthermore, any additional financing or refinancing we need might not be available on terms favorable to us, or at all.
We are incorporated in Ireland and Irish law differs from the laws in effect in the United States and might afford less protection to our shareholders. We may also be subject to criticism and negative publicity related to our incorporation in Ireland.
Irish law differs from the laws in effect in the United States and our shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on U.S. federal or state civil liability laws, including the civil liability provisions of the U.S. federal or state securities laws, or hear actions against us or those persons based on those laws.
As an Irish company, we are governed by the Companies Act. The Companies Act differs in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
Under Irish law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Irish companies do not generally have rights to take action against directors or officers of the company under Irish law, and may only do so in limited circumstances. Directors of an Irish company must, in exercising their powers and performing their duties, act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests might conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of an Irish company is found to have breached his or her duties to that company, he or she could be held personally liable to the company in respect of that breach of duty.
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
Some companies that conduct substantial business in the United States but that have a parent domiciled in certain other jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over U.S. companies. Accenture never conducted business under a U.S. parent company and pays U.S. taxes on all of its U.S. operations. Nonetheless, we could be subject to criticism in connection with our incorporation in Ireland.

ACCENTURE 2020 FORM 10-K	Item 1B. Unresolved Staff Comments	24
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Sao Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 50 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Item 3. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2020 FORM 10-K	Part II	25
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of October 8, 2020, there were 312 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 8, 2020, there were 16 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2020, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 23, 2020, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.88 per share on our Class A ordinary shares for shareholders of record at the close of business on October 13, 2020 payable on November 13, 2020. For the remainder of fiscal 2021, we expect to declare additional quarterly dividends in December 2020 and March and June 2021, to be paid in February, May and August 2021, respectively, subject to the approval of the Board of Directors.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (“DWT”) (currently at the rate of 25%) from dividends paid to our shareholders. Shareholders resident in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish DWT. However, shareholders residing in other countries will generally be subject to Irish DWT.
Recent Sales of Unregistered Securities
None.

ACCENTURE 2020 FORM 10-K	Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	26
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2020. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2020 — June 30, 2020	151,482	$211.25	126,699	$1,857
July 1, 2020 — July 31, 2020	1,336,948	220.44	1,301,112	1,563
August 1, 2020 — August 31, 2020	1,065,906	233.39	1,033,283	1,315
Total (4)	2,554,336	$225.30	2,461,094
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2020, we purchased 2,461,094 Accenture plc Class A ordinary shares under this program for an aggregate price of $555 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2020, our aggregate available authorization for share purchases and redemptions was $1,315 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2020, the Board of Directors of Accenture plc has authorized an aggregate of $35.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 20, 2020, the Board of Directors of Accenture plc approved $5,000 million in additional share repurchase authority bringing Accenture’s total outstanding authority to $6,315 million.
(4)During the fourth quarter of fiscal 2020, Accenture purchased 93,242 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

ACCENTURE 2020 FORM 10-K	Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	27

Item 6.     Selected Financial Data
The data for fiscal 2020, 2019 and 2018 and as of August 31, 2020 and 2019 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2017 and 2016 and as of August 31, 2018, 2017 and 2016 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
(in millions of U.S. dollars)	2020 (1)	2019	2018 (2) (3)	2017 (2) (4)	2016 (2) (5)
Income Statement Data
Revenues	$44,327	$43,215	$40,993	$36,177	$34,254
Operating income	6,514	6,305	5,899	5,191	4,846
Net income	5,185	4,846	4,215	3,635	4,350
Net income attributable to Accenture plc	5,108	4,779	4,060	3,445	4,112
Earnings Per Class A Ordinary Share
Basic	$8.03	$7.49	$6.46	$5.56	$6.58
Diluted	7.89	7.36	6.34	5.44	6.45
Dividends per ordinary share	3.20	2.92	2.66	2.42	2.20
(1)Includes the impact of $280 million, post-tax, gains on an investment recorded during fiscal 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2020 Compared to Fiscal 2019—Other Income (Expense), net.”
(2)Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and eliminated our net revenues presentation and FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior period amounts have been revised to conform with the current period presentation.
(3)Includes the impact of a $258 million charge associated with tax law changes recorded during fiscal 2018.
(4)Includes the impact of a $312 million, post-tax, pension settlement charge recorded during fiscal 2017.
(5)Includes the impact of a $745 million, post-tax, gain on sale of businesses recorded during fiscal 2016.

	August 31, 2020	August 31, 2019	August 31, 2018	August 31, 2017	August 31, 2016
(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$8,415	$6,127	$5,061	$4,127	$4,906
Total assets	37,079	29,790	24,449	22,690	20,609
Long-term debt, net of current portion	54	16	20	22	24
Accenture plc shareholders’ equity	17,001	14,409	10,365	8,949	7,555

ACCENTURE 2020 FORM 10-K	Item 6. Selected Financial Data	28

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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2020” means the 12-month period that ended on August 31, 2020. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Change in Reportable Segments
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five industry groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. For additional information, see our Form 8-K filed on January 13, 2020.
Overview
The COVID-19 pandemic has caused a significant loss of life, disrupted businesses and restricted travel worldwide, causing significant economic disruption and uncertainty. This disruption and uncertainty has had and continues to have a significant adverse impact on our business, operations and financial results. For fiscal 2020, our revenues grew 3% in U.S. dollars and 4% in local currency, a decrease compared to the revenue growth experienced in fiscal 2019. Revenues for the first half of fiscal 2020 grew 7% in U.S. dollars and 8% in local currency compared to the same period in fiscal 2019. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and during the second half of fiscal 2020, our revenues declined 1% in U.S. dollars and were flat in local currency compared to the same period in fiscal 2019. The pandemic impacted almost all aspects of our business and forced us to quickly adapt the way we operate. As described below, we took actions to shift the majority of our workforce to a remote working environment to ensure the continuity of our business, including the sales and delivery of services to our clients, and to respond to a rapidly changing demand environment from our clients.
As a result of the COVID-19 pandemic, we enabled approximately 95% of our global workforce to work from home and suspended substantially all business travel. We continue to develop and implement our comprehensive plan to return to our and our clients’ offices where permissible, with our people’s safety and the needs of our clients guiding how we manage our phased transition.
We experienced reduced demand for our services during the second half of fiscal 2020 as some clients reprioritized and delayed certain work as a result of the pandemic, particularly in the Travel, Retail, Energy, High Tech and Industrial industries and primarily for our consulting services. We also experienced increased demand in the Public Service, Software & Platforms and Life Sciences industries and from clients across all of our industry groups in connection with their digital transformations, the adoption of cloud technologies and security-related services. In this current market, the level of revenues we achieve is based on our ability to deliver market-leading services while deploying skilled teams of professionals effectively.

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
For further information on the impact to our results for fiscal 2020, please see “Summary of Results” below. For a discussion of risks related to the COVID-19 pandemic, see “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under Item 1A, “Risk Factors.”
Summary of Results
Revenues for fiscal 2020 increased 3% in U.S. dollars and 4% in local currency compared to fiscal 2019. This included the impact of a decline in reimbursable travel costs, which reduced revenues approximately 1%. During fiscal 2020, revenue growth in local currency was strong in Growth Markets, solid in North America and flat in Europe. We experienced local currency revenue growth that was very strong in Health & Public Service, modest in Products, Communications, Media & Technology and Financial Services and flat in Resources. Revenue growth in local currency was strong in outsourcing and modest in consulting during fiscal 2020. The business environment remained competitive, and the changes in demand have led to increased pricing pressure, particularly for our consulting services. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for fiscal 2020 were flat in U.S. dollars and increased 2% in local currency compared to fiscal 2019. This included the impact of a decline in reimbursable travel costs, which reduced consulting revenues approximately 2%. Consulting revenue growth in local currency in fiscal 2020 was led by strong growth in Growth Markets and modest growth in North America, partially offset by a modest decline in Europe. Our consulting revenue continues to be driven by digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, revenues for fiscal 2020 increased 6% in U.S. dollars and 7% in local currency compared to fiscal 2019. Outsourcing revenue growth in local currency in fiscal 2020 was led by strong growth across all geographic markets. We continue to experience growing demand to assist clients with the operation and maintenance of digital-related services and cloud enablement. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen, and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during fiscal 2020, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1% lower than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2021 revenue growth in U.S. dollars will be approximately 2% higher than our revenue growth in local currency.
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
Utilization for fiscal 2020 was 90%, down from 91% in fiscal 2019. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our headcount, the majority of which serve our clients, increased to approximately 506,000 as of August 31, 2020, compared to approximately 492,000 as of August 31, 2019. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for fiscal 2020 was 12%, down from 17% in fiscal 2019. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Gross margin (Revenues less Cost of services as a percentage of Revenues) for fiscal 2020 was 31.5%, compared with 30.8% for fiscal 2019. The increase in gross margin for fiscal 2020 was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to fiscal 2019.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.8% for fiscal 2020, compared with 16.2% for fiscal 2019. For fiscal 2020 compared to fiscal 2019, Sales and marketing costs as a percentage of revenues increased 10 basis points and General and administrative costs as a percentage of revenues increased 50 basis points, primarily due to higher technology and facilities costs.
Operating margin (Operating income as a percentage of revenues) for fiscal 2020 was 14.7%, compared with 14.6% for fiscal 2019.
During fiscal 2020, we recorded gains of $332 million and $52 million in tax expense related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The effective tax rate for fiscal 2020 was 23.5%, compared with 22.5% for fiscal 2019. Absent the $332 million gains on an investment and related $52 million in tax expense, our effective tax rate for fiscal 2020 would have been 23.9%.
Diluted earnings per share were $7.89 for fiscal 2020, compared with $7.36 for fiscal 2019. The $280 million gains on an investment, net of taxes, increased diluted earnings per share by $0.43 in fiscal 2020. Excluding the impact of these gains, diluted earnings per share would have been $7.46 for fiscal 2020.
We have presented our effective tax rate and diluted earnings per share excluding the impact of gains related to an investment in fiscal 2020, as we believe doing so facilitates understanding as to the impact of this item and our performance in comparison to the prior period.
Our operating income and diluted earnings per share are affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related revenues. Where practical, we seek to manage foreign currency exposure for costs not incurred in the same currency as the related revenues, such as the costs associated with our global delivery model, by using currency protection provisions in our customer contracts and through our hedging programs. For more information on our hedging programs, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings
New bookings for fiscal 2020 were $49.6 billion, with consulting bookings of $25.8 billion and outsourcing bookings of $23.7 billion, compared to $45.5 billion in fiscal 2019, with consulting bookings of $24.7 billion and outsourcing bookings of $20.8 billion.
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
The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Only the non-cancelable portion of these contracts is included in the performance obligations disclosed in Note 2 (Revenues) to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Accordingly, a significant portion of what we consider contract bookings is not included in our remaining performance obligations.

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
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
We apply an estimated annual effective tax rate to our quarterly operating results to determine the interim provision for income tax expense. A change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. We release stranded tax effects from Accumulated other comprehensive loss using the specific identification approach for our defined benefit plans and the portfolio approach for other items.

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate. We currently do not foresee any event that would require us to distribute these indefinitely reinvested earnings. For additional information, see Note 11 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Revenues by Segment/Geographic Market
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five industry groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. See Note 7 (Goodwill and Intangible Assets) and Note 16 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for further details regarding the change in our reportable segments.
In addition to reporting revenues by geographic markets, we also report revenues by two types of work: consulting and outsourcing, which represent the services sold by our geographic markets. Consulting revenues, which include strategy, management and technology consulting and technology integration consulting, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
From time to time, our geographic markets work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating geographic markets. Generally, operating expenses for each geographic market have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our geographic markets affect revenues and operating expenses within our geographic markets to differing degrees. The mix between consulting and outsourcing is not uniform among our geographic markets. Local currency fluctuations also tend to affect our geographic markets differently, depending on the geographic concentrations and locations of their businesses.
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

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Results of Operations for Fiscal 2020 Compared to Fiscal 2019
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five operating groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources, which we now refer to as our industry groups.
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Revenues for Fiscal
(in millions of U.S. dollars)	2020	2019 (1)			2020	2019 (1)
GEOGRAPHIC MARKETS
North America	$20,982	$19,986	5%	5%	47%	46%
Europe	14,402	14,696	(2)	—	32	34
Growth Markets	8,943	8,533	5	8	20	20
TOTAL REVENUES	$44,327	$43,215	3%	4%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$8,883	$8,757	1%	3%	20%	20%
Financial Services	8,518	8,494	—	2	19	20
Health & Public Service	8,023	7,161	12	13	18	17
Products	12,272	12,005	2	3	28	28
Resources	6,612	6,772	(2)	—	15	16
Other	19	26	n/m	n/m	—	—
TOTAL REVENUES	$44,327	$43,215	3%	4%	100%	100%
TYPE OF WORK
Consulting	$24,227	$24,177	—%	2%	55%	56%
Outsourcing	20,100	19,038	6	7	45	44
TOTAL REVENUES	$44,327	$43,215	3%	4%	100%	100%
n/m = not meaningful
Amounts in table may not total due to rounding
(1)Effective September 1, 2019 we revised the reporting of our geographic markets for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
Revenues were impacted by a reduction of approximately 1% from a decline in revenues from reimbursable travel costs in fiscal 2020 across all markets. The following revenues commentary discusses local currency revenue changes for fiscal 2020 compared to fiscal 2019:
Geographic Markets
•North America revenues increased 5% in local currency, led by growth in Public Service, Life Sciences, Software & Platforms, Health and Banking & Capital Markets. These increases were partially offset by declines in Chemicals & Natural Resources and High Tech. Revenue growth was driven by the United States.
•Europe revenues were flat in local currency, led by growth in Life Sciences, Software & Platforms, Chemicals & Natural Resources and Health. These increases were partially offset by declines in Banking & Capital Markets, Consumer Goods, Retail & Travel Services and High Tech. Revenues were led by growth in Italy and Germany, partially offset by declines in the United Kingdom, Spain and France.
•Growth Markets revenues increased 8% in local currency, led by growth in Software & Platforms, Banking & Capital Markets, Public Service, Chemicals & Natural Resources, Industrial and Life Sciences. Revenue growth was driven by Japan, as well as Brazil.
Operating Expenses
Operating expenses for fiscal 2020 increased $903 million, or 2%, over fiscal 2019, and decreased as a percentage of revenues to 85.3% from 85.4% during this period.

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2020		2019		Increase (Decrease)
Operating Expenses	$37,813	85.3%	$36,910	85.4%	$903
Cost of services	30,351	68.5%	29,900	69.2%	451
Sales and marketing	4,626	10.4%	4,447	10.3%	178
General and administrative costs	2,837	6.4%	2,562	5.9%	274
Amounts in table may not total due to rounding.

Cost of Services
Cost of services for fiscal 2020 increased $451 million, or 2%, over fiscal 2019, and decreased as a percentage of revenues to 68.5% from 69.2% during this period. Gross margin for fiscal 2020 increased to 31.5% from 30.8% in fiscal 2019. The increase in gross margin for fiscal 2020 was primarily due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to fiscal 2019.
Sales and Marketing
Sales and marketing expense for fiscal 2020 increased $178 million, or 4%, over fiscal 2019, and increased as a percentage of revenues to 10.4% from 10.3% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2020 increased $274 million, or 11%, over fiscal 2019, and increased as a percentage of revenues to 6.4% from 5.9% during this period. The increase as a percentage of revenues was primarily due to higher technology and facilities costs compared to fiscal 2019.
Operating Income and Operating Margin
Operating income for fiscal 2020 increased $209 million, or 3%, over fiscal 2019. Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five industry groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources.
Operating income and operating margin for each of the geographic markets are as follows:

	Fiscal
	2020		2019
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$3,170	15%	$3,107	16%	$62
Europe	1,799	12%	2,013	14	(214)
Growth Markets	1,545	17%	1,184	14	360
TOTAL	$6,514	14.7%	$6,305	14.6%	$209
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2020 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during fiscal 2020 had a favorable impact on operating income. The commentary below provides insight into other factors affecting geographic market performance and operating income for fiscal 2020 compared with fiscal 2019:
•North America operating income increased primarily due to revenue growth, partially offset by lower outsourcing contract profitability and higher sales and marketing costs as a percentage of revenues.
•Europe operating income decreased due to lower consulting contract profitability and higher sales and marketing costs as a percentage of revenues.
•Growth Markets operating income increased primarily due to revenue growth and higher contract profitability.

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2020, other income (expense) increased $342 million over fiscal 2019, primarily due to gains of $332 million related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Income Tax Expense
The effective tax rate for fiscal 2020 was 23.5%, compared with 22.5% for fiscal 2019. Absent the $332 million gains on an investment and related $52 million in tax expense, our effective tax rate for fiscal 2020 would have been 23.9%. The higher effective tax rate for fiscal 2020 was primarily due to lower benefits from final determinations of prior year taxes and the phased-in effects of U.S. tax reform, partially offset by higher tax benefits from share-based payments. For additional information, see Note 11 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Earnings Per Share
Diluted earnings per share were $7.89 for fiscal 2020, compared with $7.36 for fiscal 2019. The $280 million gains on an investment, net of taxes, increased diluted earnings per share by $0.43 in fiscal 2020. Excluding the impact of these gains, diluted earnings per share would have been $7.46 for fiscal 2020. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share	Fiscal 2020
FY19 As Reported	$7.36
Gains on an investment, net of tax	0.43
Revenue and operating results	0.24
Lower share count	0.03
Net Income attributable to non-controlling interest	(0.01)
Non-operating income	(0.02)
Higher effective tax rate	(0.14)
FY20 As Reported	$7.89
Results of Operations for Fiscal 2019 Compared to Fiscal 2018
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under various credit facilities. We could raise additional funds through other public or private debt or equity financings. We may use our available or additional funds to, among other things:
•facilitate purchases, redemptions and exchanges of shares and pay dividends;
•acquire complementary businesses or technologies;
•take advantage of opportunities, including more rapid expansion; or
•develop new services and solutions.
As of August 31, 2020, Cash and cash equivalents were $8.4 billion, compared with $6.1 billion as of August 31, 2019.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2020	2019
Net cash provided by (used in):
Operating activities	$8,215	$6,627	$1,588
Investing activities	(1,895)	(1,756)	(139)
Financing activities	(4,049)	(3,767)	(282)
Effect of exchange rate changes on cash and cash equivalents	17	(39)	56
Net increase (decrease) in cash and cash equivalents	$2,288	$1,065	$1,223

Operating activities: The $1,588 million increase in operating cash flows was due to higher net income and changes in operating assets and liabilities, including higher collections on net client balances (receivables from clients, contract assets and deferred revenues).
Investing activities: The $139 million increase in cash used was due to higher spending on business acquisitions, partially offset by increased proceeds from investments. For additional information, see Note 6 (Business Combinations) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $282 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Borrowing Facilities
See Note 10 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2021. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by

ACCENTURE 2020 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Events
See Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2020, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in millions of U.S. dollars)
Long-term debt and related interest	$75	$8	$17	$8	$43
Operating leases	3,949	771	1,202	828	1,149
Retirement obligations (2)	91	10	20	19	42
Purchase obligations and other commitments (3)	348	203	100	40	5
Total	$4,463	$992	$1,339	$895	$1,239
Amounts in table may not total due to rounding.
(1)The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash outflows from future tax settlements cannot be determined. For additional information, see Note 11 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
(2)Amounts represent projected payments under certain unfunded retirement plans for former pre-incorporation partners. Given these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.
(3)Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.
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

ACCENTURE 2020 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	38
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Euro, U.S. dollar/Japanese yen, U.S. dollar/Indian rupee, U.S. dollar/Swiss franc, U.S. dollar/Australian dollar, U.S. dollar/U.K. pound, U.S. dollar/Philippine peso and U.S. dollar/Singapore dollar—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee, Euro/Indian rupee, Australian dollar/Indian rupee and Japanese yen/Chinese yuan, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2020, it was anticipated that approximately $62 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $592 million and $509 million as of August 31, 2020 and 2019, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2020 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2020.

ACCENTURE 2020 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39
We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values.
The carrying values of our investments accounted for under the equity method generally do not fluctuate based on market price changes, however these investments could be impaired if the carrying value exceeds the fair value.

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
i.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ACCENTURE 2020 FORM 10-K	Item 9A. Controls and Procedures	40
ii.provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

ACCENTURE 2020 FORM 10-K	Part III	41
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2020 Annual General Meeting of Shareholders filed with the SEC on December 10, 2019.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2021 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2021 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2021 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2021 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year covered by this Form 10-K.

ACCENTURE 2020 FORM 10-K	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	42
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2020, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	50,340	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	18,243,498	(2)	—	25,216,854
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	25,043,778
Equity compensation plans not approved by shareholders	—		N/A	—
Total	18,293,838			50,260,632
(1)Consists of 50,340 restricted share units.
(2)Consists of 18,243,498 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2021 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2021 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2021 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2021 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year covered by this Form 10-K.

ACCENTURE 2020 FORM 10-K	Item 14. Principal Accountant Fees And Services	43
Item 14. Principal Accountant Fees And Services
The information called for by Item 14 will be included in the section captioned “Audit Matters” included in the definitive proxy statement relating to the 2021 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2021 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2020 fiscal year covered by this Form 10-K.

ACCENTURE 2020 FORM 10-K	Part IV	44
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2020 and August 31, 2019 and for the three years ended August 31, 2020—Included in Part II of this Form 10-K:
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statements of Comprehensive Income
Consolidated Shareholders’ Equity Statements
Consolidated Cash Flows Statements
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
None
3.    Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
4.1	Description of Accenture plc’s Securities (incorporated by reference to Exhibit 4.1 to Accenture plc’s 10-K filed on August 31, 2019 )
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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 30, 2020)
10.7*	Amended and Restated 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on February 3, 2016)
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

10.10*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)

ACCENTURE 2020 FORM 10-K	45

10.11*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the August 31, 2013 10-K)
10.12*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the August 31, 2015 10-K)
10.13	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.14	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
10.15
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.16
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.17*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2019 10-Q)

10.18*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2020 10-Q)

10.19*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2018 10-Q)

10.20*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2019 10-Q)

10.21*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2020 10-Q)

10.22*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2019 10-Q)

10.23*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2020 10-Q)

10.24*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2018 10-Q)

10.25*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2019 10-Q)

10.26*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2020 10-Q)

10.27*
Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2020 10-Q)

10.28*	Accenture LLP Leadership Separation Benefits Plan (filed herewith)
10.29*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.31 to the August 31, 2017 10-K)
10.30*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)

ACCENTURE 2020 FORM 10-K	46

101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2020 and August 31, 2019, (ii) Consolidated Income Statements for the years ended August 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2020, 2019 and 2018, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2020, 2019 and 2018, (v) Consolidated Cash Flows Statements for the years ended August 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2020, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2020 FORM 10-K	Signatures	47
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 22, 2020 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, KC McClure and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 22, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer and Director
Julie Sweet	(principal executive officer)

/s/ KC MCCLURE	Chief Financial Officer
KC McClure	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

/s/ DAVID P. ROWLAND	Executive Chairman of the Board and Director
David P. Rowland

/s/ GILLES C. PÉLISSON	Lead Director
Gilles C. Pélisson

/s/ JAIME ARDILA	Director
Jaime Ardila

ACCENTURE 2020 FORM 10-K	Signatures	48

/s/ HERBERT HAINER	Director
Herbert Hainer

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ FRANK K. TANG	Director
Frank K. Tang

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE 2020 FORM 10-K	Index To Consolidated Financial Statements	F-1
Accenture Plc

1

ACCENTURE 2020 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc (and subsidiaries) (the Company) as of August 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases effective September 1, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, and related updates, which established Accounting Standard Codification Topic 842, Leases.
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

ACCENTURE 2020 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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
We identified the evaluation of estimated costs to complete certain technology integration consulting services contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the estimate of costs to complete the contracts.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for estimating costs to complete technology integration consulting services contracts, including controls over the estimate of costs to complete the contracts. We tested the estimated costs to complete for certain technology integration consulting services contracts by evaluating:
•the scope of the work and timing of delivery for consistency with the underlying contractual terms;
•the estimated costs to complete in relation to progress toward satisfying the Company's performance obligations, based on internal and customer-facing information;
•changes to estimated costs, if any, including the amount and timing of the change based on internal information or contractual changes; and
•actual costs incurred subsequent to the balance sheet date to assess if they were consistent with the estimate for that time period.
We evaluated the Company’s ability to estimate costs by comparing estimates developed at contract inception to actual costs ultimately incurred to satisfy the performance obligation.
Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $1,239 million of unrecognized tax benefits as of August 31, 2020. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.
We identified the evaluation of the Company’s unrecognized tax benefits related to transfer pricing and certain other intercompany transactions as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its analysis of the recognition and measurement of its tax positions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefits process, including controls over transfer pricing and certain other intercompany transactions. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:

ACCENTURE 2020 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4
•evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions, including internal restructurings and intra-entity transfers of assets;
•assessing transfer pricing studies for compliance with applicable laws and regulations;
•analyzing the Company’s tax positions, including the methodology over the measurement of unrecognized tax benefits related to transfer pricing;
•evaluating the Company’s determination of unrecognized tax benefits, including the associated effect in other jurisdictions; and
•inspecting settlements with applicable taxing authorities.
In addition, we evaluated the Company’s ability to estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon the conclusion of examinations by applicable taxing authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Chicago, Illinois
October 22, 2020

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2020 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2020 and 2019

	August 31, 2020	August 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,415,330	$6,126,853
Short-term investments	94,309	3,313
Receivables and contract assets	7,846,892	8,095,071
Other current assets	1,393,225	1,225,364
Total current assets	17,749,756	15,450,601
NON-CURRENT ASSETS:
Contract assets	43,257	71,002
Investments	324,514	240,313
Property and equipment, net	1,545,568	1,391,166
Lease assets	3,183,346	—
Goodwill	7,709,820	6,205,550
Deferred contract costs	723,168	681,492
Deferred tax assets	4,153,146	4,349,464
Other non-current assets	1,646,018	1,400,292
Total non-current assets	19,328,837	14,339,279
TOTAL ASSETS	$37,078,593	$29,789,880
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$7,820	$6,411
Accounts payable	1,349,874	1,646,641
Deferred revenues	3,636,741	3,188,835
Accrued payroll and related benefits	5,083,950	4,890,542
Income taxes payable	453,542	378,017
Lease liabilities	756,057	—
Accrued consumption taxes	662,409	446,699
Other accrued liabilities	712,197	504,751
Total current liabilities	12,662,590	11,061,896
NON-CURRENT LIABILITIES:
Long-term debt	54,052	16,247
Deferred revenues	690,931	565,224
Retirement obligation	1,859,444	1,765,914
Deferred tax liabilities	179,703	133,232
Income taxes payable	930,695	892,688
Lease liabilities	2,667,584	—
Other non-current liabilities	534,421	526,988
Total non-current liabilities	6,916,830	3,900,293
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2020 and August 31, 2019	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 658,548,895 and 654,739,267 shares issued as of August 31, 2020 and August 31, 2019, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 527,509 and 609,404 shares issued and outstanding as of August 31, 2020 and August 31, 2019, respectively	—	—
Restricted share units	1,585,302	1,411,903
Additional paid-in capital	7,167,227	5,804,448
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2020 and August 31, 2019; Class A ordinary, 24,383,369 and 18,964,863 shares as of August 31, 2020 and August 31, 2019, respectively	(2,565,761)	(1,388,376)
Retained earnings	12,375,533	10,421,538
Accumulated other comprehensive loss	(1,561,837)	(1,840,577)
Total Accenture plc shareholders’ equity	17,000,536	14,409,008
Noncontrolling interests	498,637	418,683
Total shareholders’ equity	17,499,173	14,827,691
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,078,593	$29,789,880
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2020 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2020, 2019 and 2018

	2020	2019	2018
REVENUES:
Revenues	$44,327,039	$43,215,013	$40,992,534
OPERATING EXPENSES:
Cost of services	30,350,881	29,900,325	28,499,170
Sales and marketing	4,625,929	4,447,456	4,196,201
General and administrative costs	2,836,585	2,562,158	2,398,384
Total operating expenses	37,813,395	36,909,939	35,093,755
OPERATING INCOME	6,513,644	6,305,074	5,898,779
Interest income	69,331	87,508	56,337
Interest expense	(33,071)	(22,963)	(19,539)
Other income (expense), net	224,427	(117,822)	(127,484)
INCOME BEFORE INCOME TAXES	6,774,331	6,251,797	5,808,093
Income tax expense	1,589,018	1,405,556	1,593,499
NET INCOME	5,185,313	4,846,241	4,214,594
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc.	(6,325)	(6,694)	(95,063)
Net income attributable to noncontrolling interests – other	(71,149)	(60,435)	(59,624)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$5,107,839	$4,779,112	$4,059,907
Weighted average Class A ordinary shares:
Basic	636,299,913	638,098,125	628,451,742
Diluted	647,797,003	650,204,873	655,296,150
Earnings per Class A ordinary share:
Basic	$8.03	$7.49	$6.46
Diluted	$7.89	$7.36	$6.34
Cash dividends per share	$3.20	$2.92	$2.66
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2020 FORM 10-K		F-7

Consolidated Statements Of Comprehensive Income
For the Years Ended August 31, 2020, 2019 and 2018

	2020	2019	2018
NET INCOME	$5,185,313	$4,846,241	$4,214,594
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	197,696	(132,707)	(305,225)
Defined benefit plans	57,100	(253,039)	21,335
Cash flow hedges	24,721	123,003	(198,645)
Investments	(777)	(1,663)	1,148
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	278,740	(264,406)	(481,387)
Other comprehensive income (loss) attributable to noncontrolling interests	8,243	(6,749)	(2,233)
COMPREHENSIVE INCOME	$5,472,296	$4,575,086	$3,730,974

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$5,386,579	$4,514,706	$3,578,520
Comprehensive income attributable to noncontrolling interests	85,717	60,380	152,454
COMPREHENSIVE INCOME	$5,472,296	$4,575,086	$3,730,974
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2020 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2020, 2019 and 2018

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2017	$57	40	$14	638,966	$—	20,531	$1,095,026	$3,516,399	$(1,649,090)	(23,449)	$7,081,855	$(1,094,784)	$8,949,477	$760,723	$9,710,200
Net income											4,059,907		4,059,907	154,687	4,214,594
Other comprehensive income (loss)												(481,387)	(481,387)	(2,233)	(483,620)
Purchases of Class A ordinary shares								49,766	(2,554,084)	(16,706)			(2,504,318)	(49,766)	(2,554,084)
Cancellation of treasury shares				(11,621)				(206,782)	1,582,067	11,621	(1,375,285)		—		—
Share-based compensation expense							913,801	63,107					976,908		976,908
Purchases/redemptions of Accenture Holdings plc ordinary shares, Accenture Canada Holdings Inc. exchangeable shares and Class X ordinary shares						(821)		(80,169)					(80,169)	(4,841)	(85,010)
Issuances of Class A ordinary shares:
Employee share programs				10,077			(829,085)	1,132,024	504,159	4,201	(68,656)		738,442	14,704	753,146
Upon redemption of Accenture Holdings plc ordinary shares			1	25,906		(19,054)		408,652					408,653	(408,653)	—
Dividends							54,881				(1,725,953)		(1,671,072)	(37,652)	(1,708,724)
Other, net								(12,233)			(19,455)		(31,688)	(67,134)	(98,822)
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2020 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2020, 2019 and 2018

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											4,779,112		4,779,112	67,129	4,846,241
Other comprehensive income (loss)												(264,406)	(264,406)	(6,749)	(271,155)
Purchases of Class A shares								3,302	(2,669,336)	(16,431)			(2,666,034)	(3,302)	(2,669,336)
Cancellation of treasury shares				(17,599)				(326,092)	2,745,321	17,599	(2,419,229)		—		—
Share-based compensation expense							1,023,794	69,459					1,093,253		1,093,253
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(47)		(21,768)					(21,768)	(10)	(21,778)
Issuances of Class A shares for employee share programs				9,010			(903,526)	1,219,600	652,587	4,160	(121,250)		847,411	1,034	848,445
Dividends							57,012				(1,918,737)		(1,861,725)	(2,628)	(1,864,353)
Other, net								(10,817)			14,411		3,594	216	3,810
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2020 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2020, 2019 and 2018

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											5,107,839		5,107,839	77,474	5,185,313
Other comprehensive income (loss)												278,740	278,740	8,243	286,983
Purchases of Class A shares								3,116	(2,894,253)	(14,730)			(2,891,137)	(3,116)	(2,894,253)
Cancellation of treasury shares				(5,526)				(108,670)	1,056,145	5,526	(947,475)		—		—
Share-based compensation expense							1,118,284	79,522					1,197,806		1,197,806
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(81)		(21,594)					(21,594)		(21,594)
Issuances of Class A shares for employee share programs				9,336			(1,022,144)	1,409,627	660,723	3,786	(93,912)		954,294	1,014	955,308
Dividends							77,259				(2,112,457)		(2,035,198)	(2,535)	(2,037,733)
Other, net								778					778	(1,126)	(348)
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2020 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2020, 2019 and 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,185,313	$4,846,241	$4,214,594
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	1,773,124	892,760	926,776
Share-based compensation expense	1,197,806	1,093,253	976,908
Deferred tax expense (benefit)	170,951	(96,360)	94,000
Other, net	(243,867)	(87,522)	7,609
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	721,500	(526,297)	(710,804)
Other current and non-current assets	(503,482)	(489,817)	(510,102)
Accounts payable	(359,682)	177,186	(167,971)
Deferred revenues, current and non-current	236,207	258,067	176,853
Accrued payroll and related benefits	(7,845)	386,930	646,416
Income taxes payable, current and non-current	55,198	(162,916)	183,933
Other current and non-current liabilities	(10,071)	335,428	188,479
Net cash provided by (used in) operating activities	8,215,152	6,626,953	6,026,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(599,132)	(599,009)	(619,187)
Purchases of businesses and investments, net of cash acquired	(1,531,599)	(1,193,071)	(657,546)
Proceeds from sales of businesses and investments	230,393	27,951	20,197
Other investing, net	5,819	8,553	6,932
Net cash provided by (used in) investing activities	(1,894,519)	(1,755,576)	(1,249,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	955,308	848,445	753,146
Purchases of shares	(2,915,847)	(2,691,114)	(2,639,094)
Proceeds from (repayments of) long-term debt, net	(6,719)	(4,772)	(4,195)
Cash dividends paid	(2,037,733)	(1,864,353)	(1,708,724)
Other, net	(44,101)	(55,377)	(110,161)
Net cash provided by (used in) financing activities	(4,049,092)	(3,767,171)	(3,709,028)
Effect of exchange rate changes on cash and cash equivalents	16,936	(38,713)	(133,559)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,288,477	1,065,493	934,500
CASH AND CASH EQUIVALENTS, beginning of period	6,126,853	5,061,360	4,126,860
CASH AND CASH EQUIVALENTS, end of period	$8,415,330	$6,126,853	$5,061,360
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,493	$22,624	$19,673
Income taxes paid, net	$1,360,030	$1,587,273	$1,373,244
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture plc is a leading global professional services company, providing a broad range of services in strategy and consulting, interactive, technology and operations. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Our geographic markets bring together capabilities from across the organization, with digital skills and industry and functional expertise throughout, to deliver tangible value to our clients.
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
The shares of Accenture Holdings plc (for applicable periods) and Accenture Canada Holdings Inc. held by persons other than us are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interest percentage was less than 1% as of August 31, 2020 and 2019, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2020” means the 12-month period that ended on August 31, 2020. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, North America, Europe and Growth Markets, which became our reportable segments in the third quarter of fiscal 2020. Prior to this change, our reportable segments were our five industry groups, Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. See Note 7 (Goodwill and Intangible Assets) and Note 16 (Segment Reporting) to these Consolidated Financial Statements for further details regarding the change in our reportable segments.
Revenue Recognition
We account for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on September 1, 2018 using the modified retrospective method.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-13

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
Our revenues are derived from contracts for outsourcing services, technology integration consulting services and non-technology integration consulting services. These contracts have different terms based on the scope, performance obligations and complexity of the engagement, which frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts, fee-per-transaction contracts and contracts with multiple fee types.
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
Technology Integration Consulting Services
Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems and related processes for our clients are recognized over time as control of the system is transferred continuously to the client. Contracts for technology integration consulting services generally span six months to two years. Generally, revenue, including estimated fees, is recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-14

Non-Technology Integration Consulting Services
Our contracts for non-technology integration consulting services are typically less than a year in duration. Revenues are generally recognized over time as our clients benefit from the services as they are performed, or the contract, for which the related services lack an alternative use, includes termination provisions enabling payment for performance completed to date. When contractual billings represent an amount that corresponds directly with the value provided to the client (e.g. time-and-materials contracts), revenues are recognized as amounts become billable in accordance with contract terms. Revenues from fixed-price contracts are generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. For non-technology integration consulting contracts which do not qualify to recognize revenue over time, we recognize revenues at a point in time when the client obtains control of the promised good or service.
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
Income Taxes
We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. We establish liabilities or reduce assets when we believe tax positions are not more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. Each fiscal quarter, we evaluate tax positions and adjust the related tax assets and liabilities in light of changing facts and circumstances. We release stranded tax effects from Accumulated other comprehensive loss using the specific identification approach for our defined benefit plans and the portfolio approach for other items.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-15

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
Allowances for Client Receivables
We record our client receivables at their face amounts less allowances. On a periodic basis, we evaluate our receivables and establish allowances based on historical experience and other currently available information. As of August 31, 2020 and 2019, total allowances recorded for client receivables were $40,277 and $45,538, respectively. The allowance reflects our best estimate of collectibility risks on outstanding receivables. In limited circumstances, we agree to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
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
Investments
All available-for-sale securities and liquid investments with an original maturity greater than three months but less than one year are considered to be Short-term investments. Non-current investments consist of equity securities in publicly-traded and privately-held companies and are accounted for using either the equity or fair value measurement alternative method of accounting (for investments without readily determinable fair values). Investments are periodically assessed for other-than-temporary impairment. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its estimated fair value.
Our non-current investments are as follows:

	August 31, 2020	August 31, 2019
Equity method investments	$240,446	$108,342
Investments without readily determinable fair values	84,068	131,971
Total non-current investments	$324,514	$240,313
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of August 31, 2020, the carrying amount of our investment was $230,219 and the estimated fair value of our approximately 22% ownership was $956,308.
For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-16

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2020 or 2019, as each reportable segment’s estimated fair value substantially exceeded its carrying value.
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
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2020	2019	2018
Research and development costs	$870,611	$799,734	$790,779
Advertising costs (1)	57,658	85,521	78,464
Provision for (release of) doubtful accounts (2)	147	974	(1,060)
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowances for Client Receivables.”
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 and related updates (“Topic 842”)
On September 1, 2019, we adopted FASB ASU No. 2016-02, Leases, and related updates (“Topic 842”) using the effective date method. Prior period amounts were not adjusted. The primary impact of adoption is the requirement for lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by both operating and finance leases. Enhanced quantitative and qualitative disclosures about leasing arrangements are also required. We elected the package of practical expedients which does not require reassessment of prior conclusions related to identifying leases, lease classification or initial direct costs. We also elected the practical expedient to combine lease and non-lease components, accounting for the combined components as a single lease component, for our office real estate and automobile leases. The standard did not have a material impact on our Consolidated Income Statement.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-17

The impact of adopting Topic 842 on our Consolidated Balance Sheets is as follows:

Balance Sheet	Balance as of August 31, 2019	Adjustments due to ASU 2016-02 (Topic 842)	Balance as of September 1, 2019
CURRENT ASSETS
Other current assets	$1,225,364	$(38,666)	$1,186,698
NON-CURRENT ASSETS
Lease assets	—	3,169,608	3,169,608
Other non-current assets	1,400,292	(10,333)	1,389,959
CURRENT LIABILITIES
Lease liabilities	—	699,399	699,399
Other accrued liabilities	951,450	(703)	950,747
NON-CURRENT LIABILITIES
Lease liabilities	—	2,666,344	2,666,344
Other non-current liabilities	526,988	(244,431)	282,557
See Note 8 (Leases) to these Consolidated Financial Statements for further details.
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-18

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $20 billion as of each of August 31, 2020 and 2019, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 67% of our remaining performance obligations as of August 31, 2020 as revenue in fiscal 2021, an additional 15% in fiscal 2022, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for fiscal 2020 and 2019, respectively.
Contract Balances
Deferred transition revenues were $690,931 and $563,245 as of August 31, 2020 and 2019, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $723,168 and $681,492 as of August 31, 2020 and 2019, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2020, 2019 and 2018 was $300,680, $274,814 and $333,118, respectively.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	As of August 31, 2020	As of August 31, 2019
Receivables, net of allowance	$7,192,110	$7,467,338
Contract assets (current)	654,782	627,733
Receivables and contract assets (current)	7,846,892	8,095,071
Contract assets (non-current)	43,257	71,002
Deferred revenues (current)	3,636,741	3,188,835
Deferred revenues (non-current)	690,931	565,224
Changes in the contract asset and liability balances during fiscal 2020, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2020 that were included in Deferred revenues as of August 31, 2019 were $2.8 billion. Revenues recognized during fiscal 2019 that were included in Deferred revenues as of September 1, 2018 were $2.9 billion.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-19

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2020	2019	2018
Basic Earnings per share
Net income attributable to Accenture plc	$5,107,839	$4,779,112	$4,059,907
Basic weighted average Class A ordinary shares	636,299,913	638,098,125	628,451,742
Basic earnings per share	$8.03	$7.49	$6.46
Diluted Earnings per share
Net income attributable to Accenture plc	$5,107,839	$4,779,112	$4,059,907
Net income attributable to noncontrolling interests in Accenture Holdings plc and Accenture Canada Holdings Inc. (1)	6,325	6,694	95,063
Net income for diluted earnings per share calculation	$5,114,164	$4,785,806	$4,154,970
Basic weighted average Class A ordinary shares	636,299,913	638,098,125	628,451,742
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	787,429	892,654	14,716,884
Diluted effect of employee compensation related to Class A ordinary shares	10,599,773	11,111,679	11,948,075
Diluted effect of share purchase plans related to Class A ordinary shares	109,888	102,415	179,449
Diluted weighted average Class A ordinary shares	647,797,003	650,204,873	655,296,150
Diluted earnings per share	$7.89	$7.36	$6.34
(1)Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis and the redemption of all Accenture Holdings plc ordinary shares owned by holders of noncontrolling interests prior to March 13, 2018, when these were redeemed for Accenture plc Class A ordinary shares. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-20

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2020	2019	2018
Foreign currency translation
Beginning balance	$(1,207,975)	$(1,075,268)	$(770,043)
Foreign currency translation	207,566	(138,680)	(310,548)
Income tax benefit (expense)	(1,719)	(607)	3,354
Portion attributable to noncontrolling interests	(8,151)	6,580	1,969
Foreign currency translation, net of tax	197,696	(132,707)	(305,225)
Ending balance	(1,010,279)	(1,207,975)	(1,075,268)

Defined benefit plans
Beginning balance	(672,323)	(419,284)	(440,619)
Actuarial gains (losses)	22,414	(379,090)	19,862
Pension settlement	3,757	793	3,030
Prior service costs arising during the period	—	(2,105)	(28,696)
Reclassifications into net periodic pension and post-retirement expense (1)	55,035	32,985	34,972
Income tax benefit (expense)	(24,041)	94,052	(7,799)
Portion attributable to noncontrolling interests	(65)	326	(34)
Defined benefit plans, net of tax	57,100	(253,039)	21,335
Ending balance	(615,223)	(672,323)	(419,284)

Cash flow hedges
Beginning balance	38,993	(84,010)	114,635
Unrealized gain (loss)	72,437	209,017	(169,958)
Reclassification adjustments into Cost of services	(48,545)	(48,333)	(93,105)
Income tax benefit (expense)	857	(37,522)	64,118
Portion attributable to noncontrolling interests	(28)	(159)	300
Cash flow hedges, net of tax	24,721	123,003	(198,645)
Ending balance (2)	63,714	38,993	(84,010)

Investments
Beginning balance	728	2,391	1,243
Unrealized gain (loss)	(778)	(1,970)	1,455
Income tax benefit (expense)	—	305	(305)
Portion attributable to noncontrolling interests	1	2	(2)
Investments, net of tax	(777)	(1,663)	1,148
Ending balance	(49)	728	2,391

Accumulated other comprehensive loss	$(1,561,837)	$(1,840,577)	$(1,576,171)
(1)As of August 31, 2020, $54,285 of net losses is expected to be reclassified into net periodic pension and post-retirement expense recognized in cost of services, sales and marketing, general and administrative costs and non-operating expenses in the next twelve months.
(2)As of August 31, 2020, $62,257 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-21

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2020	August 31, 2019
Buildings and land	$61	$56
Computers, related equipment and software	1,978,380	1,723,623
Furniture and fixtures	456,136	394,671
Leasehold improvements	1,424,722	1,228,845
Property and equipment, gross	3,859,299	3,347,195
Total accumulated depreciation	(2,313,731)	(1,956,029)
Property and equipment, net	$1,545,568	$1,391,166
Depreciation expense for fiscal 2020, 2019 and 2018 was $482,054, $440,796 and $423,471, respectively.
6. Business Combinations
We completed a number of individually immaterial acquisitions during fiscal years 2020, 2019 and 2018. These acquisitions were completed primarily to expand our services and solutions offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2020	2019	2018
Total consideration	$1,513,910	$1,170,044	$596,148
Goodwill	1,352,839	920,696	431,087
Intangible assets	377,060	282,144	140,403
The intangible assets primarily consist of customer-related intangibles, which are being amortized over one to thirteen years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-22

7. Goodwill And Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2018	Additions/ Adjustments	Foreign Currency Translation	August 31, 2019	Additions/ Adjustments	Foreign Currency Translation	August 31, 2020
GEOGRAPHIC MARKETS (1)
North America	$3,440,285	$534,269	$(1,198)	$3,973,356	$628,458	$2,627	$4,604,441
Europe	1,357,688	297,548	(86,013)	1,569,223	420,413	148,452	2,138,088
Growth Markets	585,039	92,925	(14,993)	662,971	289,598	14,722	967,291
Total	$5,383,012	$924,742	$(102,204)	$6,205,550	$1,338,469	$165,801	$7,709,820
(1)Effective March 1, 2020, we began managing our business under a new growth model through our three geographic markets, which became our reportable segments in the third quarter of fiscal 2020.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2019			August 31, 2020
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,013,976	$(358,130)	$655,846	$1,319,332	$(495,367)	$823,965
Technology	119,686	(45,851)	73,835	150,765	(55,543)	95,222
Patents	127,796	(66,167)	61,629	129,295	(66,954)	62,341
Other	78,344	(28,875)	49,469	82,676	(34,986)	47,690
Total	$1,339,802	$(499,023)	$840,779	$1,682,068	$(652,850)	$1,029,218
Total amortization related to our intangible assets was $239,664, $177,150 and $170,187 for fiscal 2020, 2019 and 2018, respectively. Estimated future amortization related to intangible assets held as of August 31, 2020 is as follows:

Fiscal Year	Estimated Amortization
2021	$214,120
2022	172,641
2023	154,297
2024	127,673
2025	108,068
Thereafter	252,419
Total	$1,029,218

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-23

8. Leases
We account for leases in accordance with Topic 842. See Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements for further information on our adoption.
As a lessee, substantially all of our lease obligation is for office real estate. Our significant judgments used in determining our lease obligation include whether a contract is or contains a lease and the determination of the discount rate used to calculate the lease liability. We elected the practical expedient not to separate lease and associated non-lease components, accounting for them as a single combined lease component, for our office real estate and automobile leases.
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
As of August 31, 2020, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

Fiscal 2020
Operating lease cost	$749,233
Variable lease cost	181,612
Sublease income	(27,192)
$903,653
Supplemental information related to operating lease transactions is as follows:

Fiscal 2020
Lease liability payments	$725,892
Lease assets obtained in exchange for liabilities	$592,026
As of August 31, 2020, our operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 4.2%.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-24

The following maturity analysis presents future undiscounted cash outflows for operating leases as of August 31, 2020:

	Lease Payments	Sublease Receipts
2021	$770,640	$(19,415)
2022	652,652	(10,296)
2023	549,069	(9,888)
2024	456,020	(9,256)
2025	371,856	(7,341)
Thereafter	1,148,600	(26,289)
Total lease payments (receipts)	3,948,837	$(82,485)
Less interest	(525,196)
Total lease liabilities	$3,423,641
As of August 31, 2020, we have entered into leases that have not yet commenced with future lease payments of $541 million that are not reflected in the table above. These leases are primarily related to office real estate and will commence in or before fiscal 2022 with lease terms of up to 16 years.
Future minimum rental commitments under non-cancelable operating leases as of August 31, 2019, which were accounted for in accordance with Topic 840, are as follows:

	Lease Payments	Sublease Receipts
2020	$688,020	$(24,884)
2021	597,307	(17,908)
2022	516,544	(8,535)
2023	428,481	(7,541)
2024	363,107	(7,184)
Thereafter	1,246,097	(30,708)
	$3,839,556	$(96,760)

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-25

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $154,749 as of August 31, 2020.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2020 was $39,018.
Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates and yield curves. For additional information related to the three-level hierarchy of fair value measurements, see Note 12 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2020 and 2019, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net gains of $48,545, $48,333 and $93,105 during fiscal 2020, 2019 and 2018, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2020, 2019 and 2018, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2020, 2019 or 2018.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-26

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net gain of $111,623, for fiscal 2020 and net losses of $112,113 and $114,076 for fiscal 2019 and 2018, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2020	August 31, 2019
Assets
Cash Flow Hedges
Other current assets	$75,871	$53,033
Other non-current assets	50,914	49,525
Other Derivatives
Other current assets	27,964	8,059
Total assets	$154,749	$110,617
Liabilities
Cash Flow Hedges
Other accrued liabilities	$13,614	$18,826
Other non-current liabilities	13,576	8,770
Other Derivatives
Other accrued liabilities	11,828	32,195
Total liabilities	$39,018	$59,791
Total fair value	$115,731	$50,826
Total notional value	$9,600,691	$8,709,917
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. In the Consolidated Balance Sheets, we record derivative assets and liabilities at gross fair value. The potential effect of netting derivative assets against liabilities under the counterparty master agreements is as follows:

	August 31, 2020	August 31, 2019
Net derivative assets	$129,520	$88,811
Net derivative liabilities	13,789	37,985
Total fair value	$115,731	$50,826

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-27

10. Borrowings and Indebtedness
As of August 31, 2020, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
364-day syndicated loan facility (2)	1,000,000	—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (3)	903,674	—
Local guaranteed and non-guaranteed lines of credit (4)	245,762	—
Total	$3,149,436	$—
(1)On December 10, 2019, we replaced our $1,000,000 syndicated loan facility maturing on December 22, 2020 with a $1,000,000 syndicated loan facility maturing on December 10, 2024. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate, plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2020 and 2019, we had no borrowings under the facility.
(2)On June 17, 2020, we entered into a $1,000,000 364-day syndicated loan facility, which matures on June 16, 2021. As of August 31, 2020 we had no borrowings under the facility. In the event of a loan drawn against this facility, the lenders have the option to require us to repay the loan by issuing public debt within 45 days of their request.
(3)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2020 and 2019, we had no borrowings under these facilities.
(4)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2020 and 2019, we had borrowings under these various facilities of $0 and $2,458, respectively.
Under the borrowing facilities described above, we had an aggregate of $487,795 and $390,295 of letters of credit outstanding as of August 31, 2020 and 2019, respectively. In addition, we had total outstanding debt of $61,872 and $22,658 as of August 31, 2020 and 2019, respectively.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-28

11. Income Taxes

	Fiscal
	2020	2019	2018
Current taxes
U.S. federal	$99,280	$159,578	$70,050
U.S. state and local	26,425	86,113	3,574
Non-U.S.	1,292,362	1,256,225	1,425,875
Total current tax expense	1,418,067	1,501,916	1,499,499
Deferred taxes
U.S. federal	21,532	(143,217)	219,034
U.S. state and local	8,525	(39,588)	57,044
Non-U.S.	140,894	86,445	(182,078)
Total deferred tax (benefit) expense	170,951	(96,360)	94,000
Total	$1,589,018	$1,405,556	$1,593,499
The components of Income before income taxes are as follows:

	Fiscal
	2020	2019	2018
U.S. sources	$1,352,968	$853,173	$645,943
Non-U.S. sources	5,421,363	5,398,624	5,162,150
Total	$6,774,331	$6,251,797	$5,808,093
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
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	25.7%
U.S. state and local taxes, net	1.7	1.5	1.1
Non-U.S. operations taxed at other rates	0.7	1.1	(6.1)
Final determinations (1)	(1.9)	(3.4)	(1.9)
Other net activity in unrecognized tax benefits	2.4	3.2	5.8
Excess tax benefits from share based payments	(1.9)	(1.2)	(2.3)
Changes in tax laws and rates	(0.2)	—	4.4
Other, net	1.7	0.3	0.7
Effective income tax rate	23.5%	22.5%	27.4%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
As of August 31, 2020, we had not recognized a deferred tax liability on $798,654 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $40,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2022 and 2025. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $38,000, $95,000 and $103,000 in fiscal 2020, 2019 and 2018, respectively.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-29

The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2020 or 2019.
The components of our deferred tax assets and liabilities included the following:

	August 31, 2020	August 31, 2019 (1)
Deferred tax assets
Pensions	$443,231	$446,920
Revenue recognition	115,287	115,529
Compensation and benefits	574,349	623,986
Share-based compensation	334,061	292,045
Tax credit carryforwards	659,835	527,748
Net operating loss carryforwards	159,506	175,196
Deferred amortization deductions	828,098	798,852
Indirect effects of unrecognized tax benefits	279,105	302,093
Licenses and other intangibles	1,752,612	1,958,738
Leases	729,787	27,857
Other	280,883	210,642
Total deferred tax assets	6,156,754	5,479,606
Valuation allowance	(757,799)	(606,765)
Deferred tax assets, net of valuation allowance	5,398,955	4,872,841
Deferred tax liabilities
Investments in subsidiaries	(169,752)	(182,186)
Intangibles	(298,181)	(234,098)
Leases	(669,005)	(17)
Other	(288,574)	(240,308)
Total deferred tax liabilities	(1,425,512)	(656,609)
Net deferred tax assets	$3,973,443	$4,216,232
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $757,799 and $606,765 as of August 31, 2020 and 2019, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2020, we recorded a net increase of $151,034 in the valuation allowance. The majority of this change related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized. During fiscal 2019, we recorded a net increase of $154,990 in the valuation allowance. The majority of this change related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2020 of $659,835, of which $24,933 will expire between 2021 and 2030, $470 will expire between 2031 and 2040, and $634,432 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2020 of $721,168. Of this amount, $124,845 expires between 2021 and 2030, $18,617 expires between 2031 and 2040, and $577,706 has an indefinite carryforward period.
As of August 31, 2020, we had $1,238,945 of unrecognized tax benefits, of which $934,183, if recognized, would favorably affect our effective tax rate. As of August 31, 2019, we had $1,233,014 of unrecognized tax benefits, of which $908,522, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2020 and 2019 of $304,762 and $324,492, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-30

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2020	2019
Balance, beginning of year	$1,233,014	$1,210,520
Additions for tax positions related to the current year	168,938	211,671
Additions for tax positions related to prior years	58,977	354,890
Reductions for tax positions related to prior years	(177,812)	(262,055)
Statute of limitations expirations	(51,477)	(146,732)
Settlements with tax authorities	(11,602)	(103,384)
Foreign currency translation	18,907	(31,896)
Balance, end of year	$1,238,945	$1,233,014
For the year ended August 31, 2019, most of the additions for tax positions related to prior years are for items that had no net impact to the consolidated financial statements.
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2020, 2019 and 2018, we recognized expense of $21,140, $8,645 and $37,230 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $129,597 ($118,533, net of tax benefits) and $114,566 ($105,852, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2020 and 2019, respectively.
We have participated in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”) program since fiscal 2016. CAP tax years are examined by the IRS on a contemporaneous basis so that most issues are resolved prior to filing the tax return. We are currently under audit in numerous state and non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to income tax audits by those taxing authorities for years before 2013. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $283,000 or increase by approximately $405,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-31

12. Retirement and Profit Sharing Plans
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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2020		August 31, 2019		August 31, 2018		August 31, 2020	August 31, 2019	August 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	2.50%	2.27%	3.00%	2.24%	4.00%	3.29%	2.51%	3.00%	3.98%
Discount rate for determining net periodic pension expense	3.00%	2.24%	4.00%	3.29%	3.75%	2.83%	3.00%	3.98%	3.73%
Long term rate of return on plan assets	4.25%	2.81%	4.25%	3.02%	4.25%	3.56%	3.45%	3.18%	3.64%
Rate of increase in future compensation for determining projected benefit obligation	2.21%	4.04%	2.23%	4.02%	2.23%	3.67%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.23%	4.02%	2.23%	3.67%	2.25%	3.63%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.4% for the plan year ending June 30, 2021. The rate is assumed to decrease on a straight-line basis to 4.5% for the plan year ending June 30, 2038 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rates would increase the benefit obligation by $119,602, while a one percentage point decrease would reduce the benefit obligation by $92,093.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-32

Pension and Postretirement Expense
Pension expense for fiscal 2020, 2019 and 2018 was $168,367, $137,030 and $125,320, respectively. Postretirement expense for fiscal 2020, 2019 and 2018 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2020 and 2019 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2020		August 31, 2019		August 31, 2020	August 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$383,557	$2,166,377	$331,916	$1,772,712	$576,596	$535,632
Service cost	3,080	108,871	3,100	88,913	22,142	18,056
Interest cost	9,771	44,395	12,364	52,466	15,647	20,498
Participant contributions	—	12,521	—	11,989	—	—
Acquisitions/divestitures/transfers	—	14	—	28,510	—	—
Amendments	—	—	—	2,105	—	—
Curtailment	—	—	—	(6,477)	—	—
Pension settlement	—	(188)	—	(9,343)	—	—
Actuarial (gain) loss	26,495	(12,278)	50,002	379,173	46,630	16,880
Benefits paid	(14,637)	(94,136)	(13,825)	(85,624)	(12,115)	(13,637)
Exchange rate impact	—	131,829	—	(68,047)	428	(833)
Benefit obligation, end of year	$408,266	$2,357,405	$383,557	$2,166,377	$649,328	$576,596
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$257,280	$1,214,062	$210,576	$1,127,376	$31,920	$28,713
Actual return on plan assets	27,911	46,815	50,397	97,845	2,079	4,924
Acquisitions/divestitures/transfers	—	—	—	25,347	—	—
Employer contributions	10,635	88,068	10,131	81,531	9,942	11,920
Participant contributions	—	12,521	—	11,989	—	—
Pension settlement	—	—	—	(8,801)	—	—
Benefits paid	(14,637)	(94,136)	(13,824)	(85,624)	(12,115)	(13,637)
Exchange rate impact	—	89,049	—	(35,601)	—	—
Other	—	(672)	—	—	—	—
Fair value of plan assets, end of year	$281,189	$1,355,707	$257,280	$1,214,062	$31,826	$31,920
Funded status, end of year	$(127,077)	$(1,001,698)	$(126,277)	$(952,315)	$(617,502)	$(544,676)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$3,232	$67,341	$6,707	$67,396	$—	$—
Current liabilities	(10,213)	(42,990)	(10,473)	(33,981)	(1,169)	(1,257)
Non-current liabilities	(120,096)	(1,026,049)	(122,511)	(985,730)	(616,333)	(543,419)
Funded status, end of year	$(127,077)	$(1,001,698)	$(126,277)	$(952,315)	$(617,502)	$(544,676)

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-33

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2020 and 2019 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2020		August 31, 2019		August 31, 2020	August 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$108,796	$605,635	$106,328	$633,619	$160,067	$121,798
Prior service (credit) cost	—	20,056	—	21,954	15,114	19,427
Accumulated other comprehensive loss, pre-tax	$108,796	$625,691	$106,328	$655,573	$175,181	$141,225
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2020 and 2019 is as follows:

	August 31, 2020		August 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$401,822	$2,135,566	$376,886	$1,964,148
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2020 and 2019:

	Pension Plans				Postretirement Plans
	August 31, 2020		August 31, 2019		August 31, 2020	August 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$130,309	$1,644,895	$132,984	$1,514,448	$649,328	$576,596
Fair value of plan assets	—	575,857	—	494,065	31,826	31,920

	August 31, 2020		August 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$130,309	$1,438,234	$132,984	$1,300,082
Fair value of plan assets	—	575,857	—	465,935
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-34

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
Plan Assets
Our target allocation for fiscal 2020 and weighted-average plan assets allocations as of August 31, 2020 and 2019 by asset category for defined benefit pension plans are as follows:

	2021 Target Allocation		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	26%	—%	19%	—%	19%
Debt securities	100	51	96	59	95	59
Cash and short-term investments	—	2	4	2	5	2
Insurance contracts	—	16	—	16	—	17
Other	—	5	—	4	—	3
Total	100%	100%	100%	100%	100%	100%
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
The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:
•Level 1—Quoted prices for identical instruments in active markets;
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-35

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2020 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$259,776	$—	$259,776
Fixed Income
Non-U.S. government debt securities	163,602	—	—	163,602
Non-U.S. corporate debt securities	20,639	—	—	20,639
Mutual fund debt securities	—	611,028	—	611,028
Cash and short-term investments	13,858	14,509	—	28,367
Insurance contracts	—	79,575	140,305	219,880
Other	—	52,415	—	52,415
Total	$198,099	$1,017,303	$140,305	$1,355,707
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $313,015 in Level 2 assets, primarily made up of U.S. corporate debt securities of $185,981 and U.S. government, state and local debt securities of $75,583.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2020:

Level 3 Assets	Fiscal 2020
Beginning balance	$133,421
Changes in fair value	6,884
Ending Balance	$140,305
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2019 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$226,386	$—	$226,386
Fixed Income
Non-U.S. government debt securities	125,332	—	—	125,332
Non-U.S. corporate debt securities	19,562	—	—	19,562
Mutual fund debt securities	—	569,712	—	569,712
Cash and short-term investments	9,799	9,426	—	19,225
Insurance contracts	—	76,219	133,421	209,640
Other	—	44,205	—	44,205
Total	$154,693	$925,948	$133,421	$1,214,062
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $289,200 in Level 2 assets, primarily made up of U.S. corporate debt securities of $166,756 and U.S. government, state and local debt securities of $71,745.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2019:

Level 3 Assets	Fiscal 2019
Beginning balance	$114,960
Purchases, sales and settlements	17,428
Changes in fair value	1,033
Ending Balance	$133,421

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-36

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $106,001 in fiscal 2021 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2021 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2021	$14,678	$106,299	$12,335
2022	15,416	103,597	13,990
2023	16,195	116,624	15,737
2024	16,959	115,224	17,769
2025	17,743	126,526	19,826
2026-2030	98,570	643,025	134,072
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $557,888, $530,501 and $485,736 in fiscal 2020, 2019 and 2018, respectively.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-37

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by our shareholders in 2020 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 114,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2020, there were 25,216,854 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2020	2019	2018
Total share-based compensation expense included in Net income	$1,197,806	$1,093,253	$976,908
Income tax benefit related to share-based compensation included in Net income	430,290	356,062	404,124
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2020 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2019	19,002,115	$136.66
Granted (1)	7,543,339	206.05
Vested (2)	(7,698,685)	138.55
Forfeited	(1,106,838)	148.29
Nonvested balance as of August 31, 2020	17,739,931	$164.62
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2020, 2019 and 2018 was $206.05, $144.52 and $153.33, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2020, 2019 and 2018 was $1,066,622, $914,206 and $842,002, respectively.
As of August 31, 2020, there was $1,083,367 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.2 years. As of August 31, 2020, there were 553,907 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-38

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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2020, we had issued 64,956,222 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 5,410,497, 5,433,817 and 5,428,356 shares to employees in fiscal 2020, 2019 and 2018, respectively, under the 2010 ESPP.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-39

14. Shareholders’ Equity
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
Class X Ordinary Shares
Most of our pre-incorporation partners who received Accenture Canada Holdings Inc. exchangeable shares in connection with our transition to a corporate structure received a corresponding number of Accenture plc Class X ordinary shares. An Accenture plc Class X ordinary share entitles its holder to one vote per share, and holders of those shares do not have cumulative voting rights. A Class X ordinary share does not entitle its holder to receive dividends, and holders of those shares are not entitled to be paid any amount upon a winding-up of Accenture plc. Accenture plc may redeem, at its option, any Class X ordinary share for a redemption price equal to the par value of the Class X ordinary share. Accenture plc has separately agreed with the original holders of Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X ordinary share of such holder if the redemption would reduce the number of Class X ordinary shares held by that holder to a number that is less than the number of Accenture Canada Holdings Inc. exchangeable shares owned by that holder, as the case may be. Accenture plc will redeem Class X ordinary shares upon the redemption or exchange of Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X ordinary shares outstanding at any time does not exceed the aggregate number of Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X ordinary shares are not transferable without the consent of Accenture plc.
Equity of Subsidiaries Redeemable or Exchangeable for Accenture plc Class A Ordinary Shares
Accenture Canada Holdings Inc. Exchangeable Shares
Pre-incorporation partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares in connection with our transition to a corporate structure. Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture plc Class A ordinary shares at any time on a one-for-one basis. We may, at our option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture plc Class A ordinary share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture plc Class A ordinary share entitles its holder.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2020, our aggregate available authorization was $1,314,762 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-40

Our share purchase activity during fiscal 2020 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	11,983,661	$2,337,732	—	$—
Other share purchase programs	—	—	100,795	21,594
Other purchases (2)	2,746,369	556,521	—	—
Total	14,730,030	$2,894,253	100,795	$21,594
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2020, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Cancellation of Treasury Shares
During fiscal 2020, we cancelled 5,526,491 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $1,056,145. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during fiscal 2020 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2019	$0.80	October 17, 2019	$507,725	October 15, 2019	$656	$508,381
February 14, 2020	0.80	January 16, 2020	510,604	January 14, 2020	634	511,238
May 15, 2020	0.80	April 16, 2020	508,283	April 14, 2020	630	508,913
August 14, 2020	0.80	July 16, 2020	508,586	July 14, 2020	615	509,201
Total Dividends			$2,035,198		$2,535	$2,037,733
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Events
On September 23, 2020, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.88 per share on our Class A ordinary shares for shareholders of record at the close of business on October 13, 2020 payable on November 13, 2020. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
On September 20, 2020, the Board of Directors of Accenture plc approved $5,000,000 in additional share repurchase authority bringing Accenture’s total outstanding authority to $6,314,762.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-41

15. Commitments and Contingencies
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
As of August 31, 2020 and 2019, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $832,000 and $794,000, respectively, of which all but approximately $87,000 and $128,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2020, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-42

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
Amounts are attributed to geographic markets based on where clients are located. Information regarding our geographic markets is as follows:

Fiscal 2020	North America	Europe	Growth Markets	Total
Revenues	$20,982,253	$14,402,142	$8,942,644	$44,327,039
Depreciation and amortization (1)	348,761	341,245	332,393	1,022,399
Operating income	3,169,648	1,799,431	1,544,565	6,513,644
Net assets as of August 31 (2)	2,585,659	1,079,904	620,083	4,285,646
Property & equipment, net	499,976	389,968	655,624	1,545,568
Fiscal 2019
Revenues (3)	$19,986,136	$14,695,749	$8,533,128	$43,215,013
Depreciation and amortization (1)	303,762	294,902	294,096	892,760
Operating income	3,107,437	2,013,245	1,184,392	6,305,074
Net assets as of August 31 (2)	2,923,320	1,355,827	814,358	5,093,505
Property & equipment, net	395,782	354,491	640,893	1,391,166
Fiscal 2018
Revenues (3) (4)	$18,460,395	$14,650,637	$7,881,502	$40,992,534
Depreciation and amortization (1)	318,538	309,752	298,486	926,776
Operating income (4)	2,708,674	2,167,463	1,022,642	5,898,779
Net assets as of August 31 (2)	2,469,098	1,402,971	896,653	4,768,722
Property & equipment, net	375,237	319,737	569,046	1,264,020
(1)Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each reportable segment, as well as an allocation for amounts they do not directly control.
(2)We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.
(3)Effective September 1, 2019 we revised the reporting of our geographic markets for the movement of one country from Growth Markets to Europe. Prior period amounts have been reclassified to conform with the current period presentation.
(4)Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and FASB ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior period amounts have been revised to conform with the current period presentation.

The accounting policies of the reportable segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.
Our business in the United States represented 45%, 44% and 43% of our consolidated revenues during fiscal 2020, 2019 and 2018, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated revenues during each of fiscal 2020, 2019 and 2018.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-43

We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2020	August 31, 2019	August 31, 2018
United States	27%	26%	27%
India	18	18	19
Ireland	7	7	7

Revenues by industry group and type of work are as follows:

	Fiscal
	2020	2019	2018 (1)
INDUSTRY GROUPS
Communications, Media & Technology	$8,883,173	$8,757,250	$8,229,842
Financial Services	8,518,136	8,493,819	8,565,695
Health & Public Service	8,022,704	7,160,787	6,877,779
Products	12,272,036	12,004,934	11,337,863
Resources	6,611,544	6,771,976	5,942,012
Other	19,446	26,247	39,343
Total	$44,327,039	$43,215,013	$40,992,534
TYPE OF WORK
Consulting	$24,227,024	$24,177,428	$22,978,798
Outsourcing	20,100,015	19,037,585	18,013,736
Total	$44,327,039	$43,215,013	$40,992,534
(1)Effective September 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Prior period amounts have been revised to conform with the current period presentation. In addition, we updated industry group results for fiscal 2018 to include an acquisition previously categorized within other.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2020 FORM 10-K		F-44

17. Quarterly Data (unaudited)

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$11,358,958	$11,141,505	$10,991,305	$10,835,271	$44,327,039
Cost of services	7,711,199	7,782,334	7,462,617	7,394,731	30,350,881
Operating income	1,767,263	1,488,945	1,712,733	1,544,703	6,513,644
Net income	1,375,168	1,252,082	1,252,639	1,305,424	5,185,313
Net income attributable to Accenture plc	1,356,968	1,234,740	1,228,202	1,287,929	5,107,839
Weighted average Class A ordinary shares:
—Basic	635,722,309	637,485,626	636,146,240	635,887,742	636,299,913
—Diluted	649,389,444	648,833,880	645,607,914	647,867,307	647,797,003
Earnings per Class A ordinary share:
—Basic	$2.13	$1.94	$1.93	$2.03	$8.03
—Diluted	$2.09	$1.91	$1.90	$1.99	$7.89

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$10,605,546	$10,454,129	$11,099,688	$11,055,650	$43,215,013
Cost of services	7,308,121	7,399,780	7,571,390	7,621,034	29,900,325
Operating income	1,629,012	1,386,626	1,717,943	1,571,493	6,305,074
Net income	1,291,324	1,140,720	1,268,649	1,145,548	4,846,241
Net income attributable to Accenture plc	1,274,720	1,124,449	1,249,516	1,130,427	4,779,112
Weighted average Class A ordinary shares:
—Basic	638,877,445	638,639,729	637,831,341	637,049,388	638,098,125
—Diluted	652,151,450	649,170,699	649,297,717	650,523,417	650,204,873
Earnings per Class A ordinary share:
—Basic	$2.00	$1.76	$1.96	$1.77	$7.49
—Diluted	$1.96	$1.73	$1.93	$1.74	$7.36