Form 10-Q
period 2020-11-30
Accenture plc
filed 2020-12-17
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 7, 2020 was 661,135,130 (which number includes 26,889,663 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 7, 2020 was 526,879.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3
Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
November 30, 2020 and August 31, 2020

	November 30, 2020	August 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,594,003	$8,415,330
Short-term investments	83,148	94,309
Receivables and contract assets	8,547,711	7,846,892
Other current assets	1,401,232	1,393,225
Total current assets	18,626,094	17,749,756
NON-CURRENT ASSETS:
Contract assets	44,517	43,257
Investments	298,906	324,514
Property and equipment, net	1,506,825	1,545,568
Lease assets	3,100,120	3,183,346
Goodwill	8,127,411	7,709,820
Deferred contract costs	715,897	723,168
Deferred tax assets	4,178,723	4,153,146
Other non-current assets	1,669,818	1,646,018
Total non-current assets	19,642,217	19,328,837
TOTAL ASSETS	$38,268,311	$37,078,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$8,925	$7,820
Accounts payable	1,513,442	1,349,874
Deferred revenues	3,524,781	3,636,741
Accrued payroll and related benefits	5,179,301	5,083,950
Income taxes payable	445,824	453,542
Lease liabilities	732,878	756,057
Accrued consumption taxes	706,876	662,409
Other accrued liabilities	707,072	712,197
Total current liabilities	12,819,099	12,662,590
NON-CURRENT LIABILITIES:
Long-term debt	59,881	54,052
Deferred revenues	668,267	690,931
Retirement obligation	1,875,976	1,859,444
Deferred tax liabilities	201,376	179,703
Income taxes payable	995,478	930,695
Lease liabilities	2,627,185	2,667,584
Other non-current liabilities	594,833	534,421
Total non-current liabilities	7,022,996	6,916,830
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2020 and August 31, 2020	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 660,518,888 and 658,548,895 shares issued as of November 30, 2020 and August 31, 2020, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 526,879 and 527,509 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	—	—
Restricted share units	1,721,681	1,585,302
Additional paid-in capital	7,551,089	7,167,227
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2020 and August 31, 2020; Class A ordinary, 26,898,686 and 24,383,369 shares as of November 30, 2020 and August 31, 2020, respectively	(3,163,841)	(2,565,761)
Retained earnings	13,276,702	12,375,533
Accumulated other comprehensive loss	(1,479,202)	(1,561,837)
Total Accenture plc shareholders’ equity	17,906,501	17,000,536
Noncontrolling interests	519,715	498,637
Total shareholders’ equity	18,426,216	17,499,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,268,311	$37,078,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4
Consolidated Income Statements
For the Three Months Ended November 30, 2020 and 2019
(Unaudited)

	2020	2019
REVENUES:
Revenues	$11,762,185	$11,358,958
OPERATING EXPENSES:
Cost of services	7,863,889	7,711,199
Sales and marketing	1,227,176	1,191,123
General and administrative costs	780,451	689,373
Total operating expenses	9,871,516	9,591,695
OPERATING INCOME	1,890,669	1,767,263
Interest income	10,685	27,419
Interest expense	(8,854)	(5,474)
Other income (expense), net	94,367	11,439
INCOME BEFORE INCOME TAXES	1,986,867	1,800,647
Income tax expense	464,810	425,479
NET INCOME	1,522,057	1,375,168
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc.	(1,700)	(1,741)
Net income attributable to noncontrolling interests – other	(20,081)	(16,459)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,500,276	$1,356,968
Weighted average Class A ordinary shares:
Basic	634,271,482	635,722,309
Diluted	646,879,735	649,389,444
Earnings per Class A ordinary share:
Basic	$2.37	$2.13
Diluted	$2.32	$2.09
Cash dividends per share	$0.88	$0.80
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements Of Comprehensive Income
For the Three Months Ended November 30, 2020 and 2019
(Unaudited)

	2020	2019
NET INCOME	$1,522,057	$1,375,168
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	67,312	37,730
Defined benefit plans	10,881	8,752
Cash flow hedges	4,393	14,127
Investments	49	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	82,635	60,609
Other comprehensive income (loss) attributable to noncontrolling interests	1,461	1,180
COMPREHENSIVE INCOME	$1,606,153	$1,436,957

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,582,911	$1,417,577
Comprehensive income attributable to noncontrolling interests	23,242	19,380
COMPREHENSIVE INCOME	$1,606,153	$1,436,957
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended November 30, 2020
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											1,500,276		1,500,276	21,781	1,522,057
Other comprehensive income (loss)												82,635	82,635	1,461	84,096
Purchases of Class A shares								765	(768,395)	(3,341)			(767,630)	(765)	(768,395)
Share-based compensation expense							270,226	41,095					311,321		311,321
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(1)		(500)					(500)		(500)
Issuances of Class A shares for employee share programs				1,970			(153,073)	343,783	170,315	825	(22,462)		338,563	328	338,891
Dividends							19,226				(576,645)		(557,419)	(633)	(558,052)
Other, net								(1,281)					(1,281)	(1,094)	(2,375)
Balance as of November 30, 2020	$57	40	$15	660,519	$—	527	$1,721,681	$7,551,089	$(3,163,841)	(26,939)	$13,276,702	$(1,479,202)	$17,906,501	$519,715	$18,426,216
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended November 30, 2019
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											1,356,968		1,356,968	18,200	1,375,168
Other comprehensive income (loss)												60,609	60,609	1,180	61,789
Purchases of Class A shares								811	(724,618)	(3,821)			(723,807)	(811)	(724,618)
Share-based compensation expense							238,677	36,252					274,929		274,929
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(15)		(4,593)					(4,593)		(4,593)
Issuances of Class A shares for employee share programs				2,207			(142,925)	323,660	135,603	836	(16,263)		300,075	325	300,400
Dividends							18,243				(525,968)		(507,725)	(656)	(508,381)
Other, net								1,674					1,674	(2,851)	(1,177)
Balance as of November 30, 2019	$57	40	$15	656,946	$—	594	$1,525,898	$6,162,252	$(1,977,391)	(21,990)	$11,236,275	$(1,779,968)	$15,167,138	$434,070	$15,601,208
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		8

Consolidated Cash Flows Statements
For the Three Months Ended November 30, 2020 and 2019
(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,522,057	$1,375,168
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	468,200	399,458
Share-based compensation expense	311,321	274,929
Deferred tax expense (benefit)	(19,096)	36,591
Other, net	(103,806)	(120,927)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(594,475)	(436,872)
Other current and non-current assets	(18,129)	(101,096)
Accounts payable	148,495	(61,929)
Deferred revenues, current and non-current	(151,356)	(185,313)
Accrued payroll and related benefits	48,385	(261,592)
Income taxes payable, current and non-current	34,755	84,840
Other current and non-current liabilities	(43,506)	(216,346)
Net cash provided by (used in) operating activities	1,602,845	786,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(93,115)	(95,063)
Purchases of businesses and investments, net of cash acquired	(503,843)	(109,848)
Proceeds from sales of businesses and investments	149,002	39,200
Other investing, net	1,549	(182)
Net cash provided by (used in) investing activities	(446,407)	(165,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	338,891	300,400
Purchases of shares	(768,895)	(729,211)
Proceeds from (repayments of) long-term debt, net	(82)	(570)
Cash dividends paid	(558,052)	(508,381)
Other, net	(11,313)	(10,462)
Net cash provided by (used in) financing activities	(999,451)	(948,224)
Effect of exchange rate changes on cash and cash equivalents	21,686	10,890
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178,673	(316,316)
CASH AND CASH EQUIVALENTS, beginning of period	8,415,330	6,126,853
CASH AND CASH EQUIVALENTS, end of period	$8,594,003	$5,810,537
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$344,628	$292,787
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		9

1. Basis Of Presentation
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on October 22, 2020.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2021.
Allowance for Credit Losses - Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of November 30, 2020 and August 31, 2020, the total allowance for credit losses recorded for client receivables and contract assets was $38,315 and $40,277, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	November 30, 2020	August 31, 2020
Equity method investments	$211,765	$240,446
Investments without readily determinable fair values	87,141	84,068
Total non-current investments	$298,906	$324,514
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of November 30, 2020 and August 31, 2020, the carrying amount of our investment was $201,810 and $230,219, and the estimated fair value of our approximately 19% and 22% ownership was $850,825 and $956,308, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		10

We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.
Depreciation and Amortization
As of November 30, 2020 and August 31, 2020, total accumulated depreciation was $2,414,951 and $2,313,731, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three months ended November 30, 2020 and 2019, respectively.

	Three Months Ended
	November 30, 2020	November 30, 2019
Depreciation	$133,918	$97,090
Amortization - Deferred transition	81,356	67,914
Amortization - Intangible assets	67,207	53,372
Other - Operating lease cost	185,719	181,082
Total depreciation, amortization and other	$468,200	$399,458
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13 (“Topic 326”)
On September 1, 2020, we adopted FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on recognition and measurement of credit losses and related disclosures. The amendments replace the existing incurred loss impairment model with a methodology to measure and recognize lifetime expected credit losses for all in-scope financial assets, including accounts receivable and contract assets. The adoption did not have an impact on our Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $19 billion and $20 billion as of November 30, 2020 and August 31, 2020, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 62% of our remaining performance obligations as of November 30, 2020 as revenue in fiscal 2021, an additional 19% in fiscal 2022, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2020 and 2019, respectively.
Contract Balances
Deferred transition revenues were $668,267 and $690,931 as of November 30, 2020 and August 31, 2020, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $715,897 and $723,168 as of November 30, 2020 and August 31, 2020, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of November 30, 2020	As of August 31, 2020
Receivables	$7,799,770	$7,192,110
Contract assets (current)	747,941	654,782
Receivables and contract assets, net of allowance (current)	8,547,711	7,846,892
Contract assets (non-current)	44,517	43,257
Deferred revenues (current)	3,524,781	3,636,741
Deferred revenues (non-current)	668,267	690,931
Changes in the contract asset and liability balances during the three months ended November 30, 2020, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2020 that were included in Deferred revenues as of August 31, 2020 were $2.0 billion. Revenues recognized during the three months ended November 30, 2019 that were included in Deferred revenues as of August 31, 2019 were $1.8 billion.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	November 30, 2020	November 30, 2019
Basic earnings per share
Net income attributable to Accenture plc	$1,500,276	$1,356,968
Basic weighted average Class A ordinary shares	634,271,482	635,722,309
Basic earnings per share	$2.37	$2.13
Diluted earnings per share
Net income attributable to Accenture plc	$1,500,276	$1,356,968
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc. (1)	1,700	1,741
Net income for diluted earnings per share calculation	$1,501,976	$1,358,709
Basic weighted average Class A ordinary shares	634,271,482	635,722,309
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interest (1)	718,767	815,515
Diluted effect of employee compensation related to Class A ordinary shares	11,633,343	12,626,225
Diluted effect of share purchase plans related to Class A ordinary shares	256,143	225,395
Diluted weighted average Class A ordinary shares	646,879,735	649,389,444
Diluted earnings per share	$2.32	$2.09
(1)Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		13

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2020	November 30, 2019
Foreign currency translation
Beginning balance	$(1,010,279)	$(1,207,975)
Foreign currency translation	67,443	40,145
Income tax benefit (expense)	1,313	(1,264)
Portion attributable to noncontrolling interests	(1,444)	(1,151)
Foreign currency translation, net of tax	67,312	37,730
Ending balance	(942,967)	(1,170,245)

Defined benefit plans
Beginning balance	(615,223)	(672,323)
Reclassifications into net periodic pension and post-retirement expense (1)	13,595	12,784
Income tax benefit (expense)	(2,702)	(4,021)
Portion attributable to noncontrolling interests	(12)	(11)
Defined benefit plans, net of tax	10,881	8,752
Ending balance	(604,342)	(663,571)

Cash flow hedges
Beginning balance	63,714	38,993
Unrealized gain (loss)	25,364	38,408
Reclassification adjustments into Cost of services	(20,895)	(20,019)
Income tax benefit (expense)	(71)	(4,244)
Portion attributable to noncontrolling interests	(5)	(18)
Cash flow hedges, net of tax	4,393	14,127
Ending balance (2)	68,107	53,120

Investments
Beginning balance	(49)	728
Unrealized gain (loss)	49	—
Income tax benefit (expense)	—	—
Portion attributable to noncontrolling interests	—	—
Investments, net of tax	49	—
Ending balance	—	728

Accumulated other comprehensive loss	$(1,479,202)	$(1,779,968)
(1)Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.
(2)As of November 30, 2020, $66,522 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

5. Business Combinations
During the three months ended November 30, 2020, we completed individually immaterial acquisitions for total consideration of $493,354, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2020	Additions/ Adjustments	Foreign Currency Translation	November 30, 2020
North America	$4,604,441	$225,619	$647	$4,830,707
Europe	2,138,088	120,090	9,356	2,267,534
Growth Markets	967,291	48,909	12,970	1,029,170
Total	$7,709,820	$394,618	$22,973	$8,127,411
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2020			November 30, 2020
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,319,332	$(495,367)	$823,965	$1,386,214	$(527,370)	$858,844
Technology	150,765	(55,543)	95,222	170,600	(56,977)	113,623
Patents	129,295	(66,954)	62,341	128,399	(65,928)	62,471
Other	82,676	(34,986)	47,690	82,622	(36,575)	46,047
Total	$1,682,068	$(652,850)	$1,029,218	$1,767,835	$(686,850)	$1,080,985
Total amortization related to our intangible assets was $67,207 and $53,372 for the three months ended November 30, 2020 and 2019, respectively. Estimated future amortization related to intangible assets held as of November 30, 2020 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2021	$179,796
2022	198,541
2023	178,958
2024	158,361
2025	138,373
Thereafter	226,956
Total	$1,080,985

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

7. Shareholders’ Equity
Dividends
Our dividend activity during the three months ended November 30, 2020 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 13, 2020	$0.88	October 13, 2020	$557,419	October 9, 2020	$633	$558,052
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On December 16, 2020, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.88 per share on its Class A ordinary shares for shareholders of record at the close of business on January 14, 2021 payable on February 12, 2021. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

8. Financial Instruments
Derivatives
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2020 and 2019, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net gains of $28,324 and net losses $56,619 for the three months ended November 30, 2020 and 2019, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	November 30, 2020	August 31, 2020
Assets
Cash Flow Hedges
Other current assets	$79,405	$75,871
Other non-current assets	50,138	50,914
Other Derivatives
Other current assets	42,697	27,964
Total assets	$172,240	$154,749
Liabilities
Cash Flow Hedges
Other accrued liabilities	$12,883	$13,614
Other non-current liabilities	12,691	13,576
Other Derivatives
Other accrued liabilities	5,428	11,828
Total liabilities	$31,002	$39,018
Total fair value	$141,238	$115,731
Total notional value	$9,367,230	$9,600,691
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

	November 30, 2020	August 31, 2020
Net derivative assets	$159,030	$129,520
Net derivative liabilities	17,792	13,789
Total fair value	$141,238	$115,731

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2020 and 2019 were 23.4% and 23.6%, respectively. Absent the $119,700 and $60,492 gains on our investment in Duck Creek Technologies and related $22,906 and $10,183 in tax expense, our effective tax rates for the first quarter of fiscal 2021 and 2020 would have been 23.7% and 23.9%, respectively.

10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2020 and August 31, 2020, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $848,000 and $832,000, respectively, of which all but approximately $81,000 and $87,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2020, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On October 27, 2020, the court issued an order largely denying Accenture’s motion to dismiss the claims against us. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		18

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended
	November 30, 2020	November 30, 2019
GEOGRAPHIC MARKETS
North America	$5,480,963	$5,287,812
Europe	3,967,408	3,789,657
Growth Markets	2,313,814	2,281,489
Total Revenues	$11,762,185	$11,358,958
INDUSTRY GROUPS (1)
Communications, Media & Technology	$2,333,645	$2,245,470
Financial Services	2,346,291	2,190,107
Health & Public Service	2,211,889	1,969,214
Products	3,206,125	3,220,015
Resources	1,664,235	1,734,152
Total Revenues	$11,762,185	$11,358,958
TYPE OF WORK
Consulting	$6,332,572	$6,377,251
Outsourcing	5,429,613	4,981,707
Total Revenues	$11,762,185	$11,358,958
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.

	Operating Income
	Three Months Ended
	November 30, 2020	November 30, 2019
GEOGRAPHIC MARKETS
North America	$888,809	$828,407
Europe	629,430	558,951
Growth Markets	372,430	379,905
Total Operating Income	$1,890,669	$1,767,263

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2020, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2020.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2021” means the 12-month period that will end on August 31, 2021. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below. For a discussion of risks and actions taken in response to the coronavirus (COVID-19) pandemic, see the “Overview” below and “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020. Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by the COVID-19 pandemic.
•Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.
•Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
•Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
•If we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
•We could face legal, reputational and financial risks if we fail to protect client and/or Accenture data from security incidents or cyberattacks.
•The markets in which we operate are highly competitive, and we might not be able to compete effectively.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

•Our profitability could materially suffer if we are unable to obtain favorable pricing for our services and solutions, if we are unable to remain competitive, if our cost-management strategies are unsuccessful or if we experience delivery inefficiencies or fail to satisfy certain agreed-upon targets or specific service levels.
•Changes in our level of taxes, as well as audits, investigations and tax proceedings, or changes in tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
•Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
•As a result of our geographically diverse operations and our growth strategy to continue to expand in our key markets around the world, we are more susceptible to certain risks.
•Our business could be materially adversely affected if we incur legal liability.
•Our work with government clients exposes us to additional risks inherent in the government contracting environment.
•Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
•If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
•If we do not successfully manage and develop our relationships with key alliance partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
•We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
•If we are unable to protect or enforce our intellectual property rights, or if our services or solutions infringe upon the intellectual property rights of others or we lose our ability to utilize the intellectual property of others, our business could be adversely affected.
•Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.
•Changes to accounting standards or in the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.
•We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
•We are incorporated in Ireland and Irish law differs from the laws in effect in the United States and might afford less protection to our shareholders. We may also be subject to criticism and negative publicity related to our incorporation in Ireland.
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

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
As a result of the COVID-19 pandemic, we enabled approximately 95% of our global workforce to work from home and suspended substantially all business travel. We continue to implement and evolve our comprehensive plan to return to our and our clients’ offices where permissible, with our people’s safety and the needs of our clients guiding how we manage our phased transition.
For the first quarter of fiscal 2021, our revenues increased 4% in U.S. dollars and 2% in local currency. While this represented slower growth compared to 9% growth in local currency in the first quarter of fiscal 2020, it was an improvement compared to flat revenue growth for the second half of fiscal 2020. We continued to experience reduced demand for our services during the quarter as some clients reprioritized and delayed certain work as a result of the pandemic, particularly in the Travel, Energy, High Tech, Retail and Industrial industries and primarily for our consulting services. We also experienced increased demand in the Public Service, Software & Platforms, Banking & Capital Markets and Life Sciences industries and from clients across all of our industry groups in connection with their digital transformations, the adoption of cloud technologies and security-related services. In this current market, the level of revenues we achieve is based on our ability to deliver market-leading services while deploying skilled teams of professionals effectively.
For further information on the impact to our results for the first quarter of fiscal 2021, please see “Summary of Results” below. For a discussion of risks related to the COVID-19 pandemic, see “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020.
Summary of Results
Revenues for the first quarter of fiscal 2021 increased 4% in U.S. dollars and 2% in local currency compared to the first quarter of fiscal 2020. This included the impact of a decline in reimbursable travel costs, which reduced revenues approximately 2%. During the first quarter of fiscal 2021, revenue growth in local currency was solid in North America and modest in Growth Markets, partially offset by a slight decline in Europe. We experienced local currency revenue growth that was very strong in Health & Public Service, solid in Financial Services and modest in Communications, Media & Technology, partially offset by a decline in Resources and a modest decline in Products. Revenue growth in local currency was strong in outsourcing, partially offset by a slight decline in consulting during the first quarter of fiscal 2021. The business environment remained competitive, and the changes in demand have led to continued pricing pressure, particularly for our consulting services. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the first quarter of fiscal 2021 decreased 1% in U.S. dollars and 2% in local currency compared to the first quarter of fiscal 2020. This included the impact of a decline in reimbursable travel costs, which reduced consulting revenues approximately 3%. The decline in consulting revenue in local currency for the first quarter of fiscal 2021 was driven by modest declines in North America and Europe, partially offset by slight growth in Growth Markets. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, revenues for the first quarter of fiscal 2021 increased 9% in U.S. dollars and 8% in local currency compared to the first quarter of fiscal 2020. Outsourcing revenue in local currency for the first quarter of fiscal 2021 was led by very strong growth in North America, strong growth in Growth Markets and modest growth in Europe. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020,

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 2% higher than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2021, we estimate that our full fiscal 2021 revenue growth in U.S. dollars will be approximately 3% higher than our revenue growth in local currency.
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
Utilization for the first quarter of fiscal 2021 was 93%, up from 91% in the first quarter of fiscal 2020. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our headcount, the majority of which serve our clients, increased to approximately 514,000 as of November 30, 2020, compared to approximately 505,000 as of November 30, 2019. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the first quarter of fiscal 2021 was 9%, down from 14% in the first quarter of fiscal 2020. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the first quarter of fiscal 2021 was 33.1%, compared with 32.1% for the first quarter of fiscal 2020. The increase in gross margin for the first quarter of fiscal 2021 was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to the same period in fiscal 2020.
Sales and marketing and General and administrative costs as a percentage of revenues were 17.1% for the first quarter of fiscal 2021, compared with 16.6% for the first quarter of fiscal 2020. For the first quarter, compared to the same period in fiscal 2020, Sales and marketing costs as a percentage of revenues decreased 10 basis points and General and administrative costs increased 50 basis points, primarily due to higher labor and technology costs as a percentage of revenues.
Operating margin (Operating income as a percentage of revenues) for the first quarter of fiscal 2021 was 16.1%, compared with 15.6% for the first quarter of fiscal 2020.
During the first quarter of fiscal 2021 and 2020, we recorded gains of $120 million and $60 million and related tax expense of $23 million and $10 million, respectively, related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rate for the first quarter of fiscal 2021 was 23.4%, compared with 23.6% for the first quarter of fiscal 2020. Absent the investment gains and related tax expense, our effective tax rates for the first quarter of fiscal 2021 and 2020 would have been 23.7% and 23.9%, respectively.
Diluted earnings per share were $2.32 for the first quarter of fiscal 2021, compared with $2.09 for the first quarter of fiscal 2020. The $97 million and $50 million gains on an investment, net of taxes, increased diluted earnings per share by $0.15 and $0.08 during the first quarter of fiscal 2021 and 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $2.17 and $2.01 for the first quarter of fiscal 2021 and 2020, respectively.
We have presented our effective tax rate and diluted earnings per share excluding the impact of gains related to an investment for the first quarter of fiscal 2021 and 2020, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period.
New Bookings
New bookings for the first quarter of fiscal 2021 were $12.9 billion, with consulting bookings of $6.6 billion and outsourcing bookings of $6.3 billion. New bookings for the first quarter of fiscal 2020 were $10.3 billion, with consulting bookings of $6.0 billion and outsourcing bookings of $4.3 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Results of Operations for the Three Months Ended November 30, 2020 Compared to the Three Months Ended November 30, 2019
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	November 30, 2020	November 30, 2019			November 30, 2020	November 30, 2019
GEOGRAPHIC MARKETS
North America	$5,481	$5,288	4%	4%	47%	47%
Europe	3,967	3,790	5	(1)	34	33
Growth Markets	2,314	2,281	1	3	20	20
Total	$11,762	$11,359	4%	2%	100%	100%
INDUSTRY GROUPS (1)
Communications, Media & Technology	$2,334	$2,245	4%	3	20%	20%
Financial Services	2,346	2,190	7	5	20	19
Health & Public Service	2,212	1,969	12	11	19	17
Products	3,206	3,220	—	(3)	27	28
Resources	1,664	1,734	(4)	(5)	14	15
Total	$11,762	$11,359	4%	2%	100%	100%
TYPE OF WORK
Consulting	$6,333	$6,377	(1)%	(2)%	54%	56%
Outsourcing	5,430	4,982	9	8	46	44
Total	$11,762	$11,359	4%	2%	100%	100%
n/m = not meaningful
Amounts in table may not total due to rounding.
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
Revenues were impacted by a reduction of approximately 2% from a decline in revenues from reimbursable travel costs in the first quarter of fiscal 2021 across all markets. The following revenues commentary discusses local currency revenue changes for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020:
Geographic Markets
•North America revenues increased 4% in local currency, led by growth in Public Service, Software & Platforms, Banking & Capital Markets and Life Sciences. These increases were partially offset by declines in Consumer Goods, Retail & Travel Services, Energy, Chemicals & Natural Resources and High Tech. Revenue growth was driven by the United States.
•Europe revenues decreased 1% in local currency, led by declines in High Tech, Consumer Goods, Retail & Travel Services and Industrial. These decreases were partially offset by growth in Public Service, Software & Platforms and Health. The decline in revenues was driven by Spain and France, partially offset by growth in Italy and Switzerland.
•Growth Markets revenues increased 3% in local currency, led by growth in Banking & Capital Markets, Public Service, Utilities, High Tech and Health. These increases were partially offset by a decline in Consumer Goods, Retail & Travel Services. Revenue growth was driven by Japan, as well as Australia.
Operating Expenses
Operating expenses for the first quarter of fiscal 2021 increased $280 million, or 3%, over the first quarter of fiscal 2020, and decreased as a percentage of revenues to 83.9% from 84.4% during this period.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2020		November 30, 2019		Increase (Decrease)
Operating Expenses	$9,872	83.9%	$9,592	84.4%	$280
Cost of services	7,864	66.9	7,711	67.9	153
Sales and marketing	1,227	10.4	1,191	10.5	36
General and administrative costs	780	6.6	689	6.1	91
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the first quarter of fiscal 2021 increased $153 million, or 2%, over the first quarter of fiscal 2020, and increased as a percentage of revenues to 66.9% from 67.9% during this period. Gross margin for the first quarter of fiscal 2021 increased to 33.1% from 32.1% during the first quarter of fiscal 2020. The increase in gross margin was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs as a percentage of revenues compared to the same period in fiscal 2020.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2021 increased $36 million, or 3%, over the first quarter of fiscal 2020, and decreased as a percentage of revenues to 10.4% from 10.5% during this period.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2021 increased $91 million, or 13%, over the first quarter of fiscal 2020, and increased as a percentage of revenues to 6.6% from 6.1% during this period. The increase was primarily due to higher labor and technology costs as a percentage of revenues compared to the same period in fiscal 2020.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2021 increased $123 million, or 7%, over the first quarter of fiscal 2020.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	November 30, 2020		November 30, 2019
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$889	16%	$828	16%	$60
Europe	629	16	559	15	70
Growth Markets	372	16	380	17	(7)
Total	$1,891	16.1%	$1,767	15.6%	$123
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2021 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during the first quarter of fiscal 2021 had a favorable impact on operating income. The commentary below provides insight into other factors affecting geographic market performance and operating income for the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020:
•North America operating income increased primarily due to outsourcing revenue growth.
•Europe operating income increased primarily due to higher contract profitability.
•Growth Markets operating income decreased as revenue growth was offset by lower consulting contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the first quarter of fiscal 2021, other income (expense), net increased $82,928 over the first quarter of fiscal 2020, primarily due to higher gains on investments and lower foreign exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Income Tax Expense
The effective tax rate for the first quarter of fiscal 2021 was 23.4%, compared with 23.6% for the first quarter of fiscal 2020. Absent the $120 million and $60 million gains on an investment and related $23 million and $10 million in tax expense, our effective tax rates for the first quarter of fiscal 2021 and 2020 would have been 23.7% and 23.9%, respectively.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2021 annual effective tax rate to be in the range of 23.0% to 25.0%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $2.32 for the first quarter of fiscal 2021, compared with $2.09 for the first quarter of fiscal 2020. The $97 million and $50 million gains on an investment, net of taxes, increased diluted earnings per share by $0.15 and $0.08 during the first quarter of fiscal 2021 and 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been 2.17 and $2.01 for the first quarter of fiscal 2021 and 2020, respectively. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q1 FY20 As Reported	$2.09
Higher revenue and operating results	0.14
Higher gains on an investment, net of tax	0.07
Lower share count	0.01
Lower effective tax rate	0.01
Q1 FY21 As Reported	$2.32

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Liquidity and Capital Resources
As of November 30, 2020, Cash and cash equivalents was $8.6 billion, compared with $8.4 billion as of August 31, 2020.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2020	November 30, 2019	Change
Net cash provided by (used in):
Operating activities	$1,603	$787	$816
Investing activities	(446)	(166)	(281)
Financing activities	(999)	(948)	(51)
Effect of exchange rate changes on cash and cash equivalents	22	11	11
Net increase (decrease) in cash and cash equivalents	$179	$(316)	$495
Amounts in table may not total due to rounding.
Operating activities: The $816 million year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities.
Investing activities: The $281 million increase in cash used was primarily due to higher spending on business acquisitions, partially offset by increased proceeds from investments. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $51 million increase in cash used was primarily due to an increase in cash dividends paid as well as an increase in the net purchases of shares, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2020, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$1,000	$—
364-day syndicated loan facility	1,000	—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,060	—
Local guaranteed and non-guaranteed lines of credit	248	—
Total	$3,308	$—
Under the borrowing facilities described above, we had an aggregate of $515 million of letters of credit outstanding as of November 30, 2020.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

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
Our share purchase activity during the three months ended November 30, 2020 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	2,865,941	$661	—	$—
Other share purchase programs	—	—	2,130	—
Other purchases (2)	475,289	108	—	—
Total	3,341,230	$768	2,130	$—
Amounts in table may not total due to rounding.
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the three months ended November 30, 2020, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2021. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended November 30, 2020, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2020, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2020.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	29
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020 (the “Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2020 — September 30, 2020	880,210	$232.11	846,255	$6,119
October 1, 2020 — October 31, 2020	1,567,525	225.71	1,247,554	5,838
November 1, 2020 — November 30, 2020	893,495	235.36	772,132	5,654
Total (4)	3,341,230	$229.97	2,865,941
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2021, we purchased 2,865,941 Accenture plc Class A ordinary shares under this program for an aggregate price of $661 million. The open-market purchase program does not have an expiration date.
(3)As of November 30, 2020, our aggregate available authorization for share purchases and redemptions was $5,654 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2020, the Board of Directors of Accenture plc has authorized an aggregate of $40.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the first quarter of fiscal 2021, Accenture purchased 475,289 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	30
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1	2012 Employment Contract between Accenture SAS and Jean-Marc Ollagnier, together with 2017 Addendum (filed herewith)

10.2	2015 Sub-plan for Restricted Share Units Granted in France (filed herewith)

10.3	Form of Fiscal 2019 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.4	Form of Fiscal 2020 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.5	Form of Fiscal 2020 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (filed herewith)

10.6	Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2020 (Unaudited) and August 31, 2020, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2020 and 2019, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2020 and 2019, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	31
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 17, 2020

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)