Form 10-Q
period 2021-02-28
Accenture plc
filed 2021-03-18
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 4, 2021 was 665,114,728 (which number includes 29,467,523 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 4, 2021 was 521,004.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3
Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
February 28, 2021 and August 31, 2020

	February 28, 2021	August 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,166,578	$8,415,330
Short-term investments	3,518	94,309
Receivables and contract assets	8,725,392	7,846,892
Other current assets	1,665,232	1,393,225
Total current assets	19,560,720	17,749,756
NON-CURRENT ASSETS:
Contract assets	44,485	43,257
Investments	306,162	324,514
Property and equipment, net	1,500,781	1,545,568
Lease assets	3,145,755	3,183,346
Goodwill	8,752,119	7,709,820
Deferred contract costs	714,586	723,168
Deferred tax assets	4,179,778	4,153,146
Other non-current assets	1,781,015	1,646,018
Total non-current assets	20,424,681	19,328,837
TOTAL ASSETS	$39,985,401	$37,078,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$9,040	$7,820
Accounts payable	1,740,395	1,349,874
Deferred revenues	4,181,625	3,636,741
Accrued payroll and related benefits	5,551,999	5,083,950
Income taxes payable	439,820	453,542
Lease liabilities	733,082	756,057
Accrued consumption taxes	740,868	662,409
Other accrued liabilities	693,839	712,197
Total current liabilities	14,090,668	12,662,590
NON-CURRENT LIABILITIES:
Long-term debt	59,323	54,052
Deferred revenues	685,193	690,931
Retirement obligation	1,919,561	1,859,444
Deferred tax liabilities	240,741	179,703
Income taxes payable	960,322	930,695
Lease liabilities	2,672,945	2,667,584
Other non-current liabilities	514,221	534,421
Total non-current liabilities	7,052,306	6,916,830
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2021 and August 31, 2020	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 665,114,728 and 658,548,895 shares issued as of February 28, 2021 and August 31, 2020, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 521,004 and 527,509 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	—	—
Restricted share units	1,207,161	1,585,302
Additional paid-in capital	8,389,344	7,167,227
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2021 and August 31, 2020; Class A ordinary, 29,467,505 and 24,383,369 shares as of February 28, 2021 and August 31, 2020, respectively	(3,913,917)	(2,565,761)
Retained earnings	14,035,805	12,375,533
Accumulated other comprehensive loss	(1,410,438)	(1,561,837)
Total Accenture plc shareholders’ equity	18,308,027	17,000,536
Noncontrolling interests	534,400	498,637
Total shareholders’ equity	18,842,427	17,499,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,985,401	$37,078,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4
Consolidated Income Statements
For the Three and Six Months Ended February 28, 2021 and February 29, 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
REVENUES:
Revenues	$12,088,125	$11,141,505	$23,850,310	$22,500,463
OPERATING EXPENSES:
Cost of services	8,492,893	7,782,334	16,356,782	15,493,533
Sales and marketing	1,139,486	1,162,653	2,366,662	2,353,776
General and administrative costs	802,231	707,573	1,582,682	1,396,946
Total operating expenses	10,434,610	9,652,560	20,306,126	19,244,255
OPERATING INCOME	1,653,515	1,488,945	3,544,184	3,256,208
Interest income	8,407	21,386	19,092	48,805
Interest expense	(8,922)	(8,567)	(17,776)	(14,041)
Other income (expense), net	109,443	7,792	203,810	19,231
INCOME BEFORE INCOME TAXES	1,762,443	1,509,556	3,749,310	3,310,203
Income tax expense	300,950	257,474	765,760	682,953
NET INCOME	1,461,493	1,252,082	2,983,550	2,627,250
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc.	(1,602)	(1,532)	(3,302)	(3,273)
Net income attributable to noncontrolling interests – other	(19,032)	(15,810)	(39,113)	(32,269)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,440,859	$1,234,740	$2,941,135	$2,591,708
Weighted average Class A ordinary shares:
Basic	635,993,980	637,485,626	635,137,704	636,594,169
Diluted	646,321,916	648,833,880	646,803,693	649,210,807
Earnings per Class A ordinary share:
Basic	$2.27	$1.94	$4.63	$4.07
Diluted	$2.23	$1.91	$4.55	$4.00
Cash dividends per share	$0.88	$0.80	$1.76	$1.60
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements Of Comprehensive Income
For the Three and Six Months Ended February 28, 2021 and February 29, 2020
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
NET INCOME	$1,461,493	$1,252,082	$2,983,550	$2,627,250
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	98,999	(47,448)	166,311	(9,718)
Defined benefit plans	10,255	9,805	21,136	18,557
Cash flow hedges	(40,490)	15,354	(36,097)	29,481
Investments	—	—	49	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	68,764	(22,289)	151,399	38,320
Other comprehensive income (loss) attributable to noncontrolling interests	511	(1,157)	1,972	23
COMPREHENSIVE INCOME	$1,530,768	$1,228,636	$3,136,921	$2,665,593

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,509,623	$1,212,451	$3,092,534	$2,630,028
Comprehensive income attributable to noncontrolling interests	21,145	16,185	44,387	35,565
COMPREHENSIVE INCOME	$1,530,768	$1,228,636	$3,136,921	$2,665,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended February 28, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2020	$57	40	$15	660,519	$—	527	$1,721,681	$7,551,089	$(3,163,841)	(26,939)	$13,276,702	$(1,479,202)	$17,906,501	$519,715	$18,426,216
Net income											1,440,859		1,440,859	20,634	1,461,493
Other comprehensive income (loss)												68,764	68,764	511	69,275
Purchases of Class A shares								1,156	(1,180,077)	(4,623)			(1,178,921)	(1,156)	(1,180,077)
Share-based compensation expense							424,892						424,892		424,892
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(4,509)					(4,509)		(4,509)
Issuances of Class A shares for employee share programs				4,596			(961,863)	838,732	430,001	2,054	(98,880)		207,990	205	208,195
Dividends							22,451				(582,876)		(560,425)	(617)	(561,042)
Other, net								2,876					2,876	(4,892)	(2,016)
Balance as of February 28, 2021	$57	40	$15	665,115	$—	521	$1,207,161	$8,389,344	$(3,913,917)	(29,508)	$14,035,805	$(1,410,438)	$18,308,027	$534,400	$18,842,427
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended February 29, 2020
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2019	$57	40	$15	656,946	$—	594	$1,525,898	$6,162,252	$(1,977,391)	(21,990)	$11,236,275	$(1,779,968)	$15,167,138	$434,070	$15,601,208
Net income											1,234,740		1,234,740	17,342	1,252,082
Other comprehensive income (loss)												(22,289)	(22,289)	(1,157)	(23,446)
Purchases of Class A shares								1,055	(968,034)	(4,683)			(966,979)	(1,055)	(968,034)
Share-based compensation expense							371,846	459					372,305		372,305
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(2,022)					(2,022)		(2,022)
Issuances of Class A shares for employee share programs				4,796			(822,243)	720,701	374,169	2,122	(72,845)		199,782	218	200,000
Dividends							20,059				(530,663)		(510,604)	(634)	(511,238)
Other, net								2,518					2,518	(2,567)	(49)
Balance as of February 29, 2020	$57	40	$15	661,742	$—	588	$1,095,560	$6,884,963	$(2,571,256)	(24,551)	$11,867,507	$(1,802,257)	$15,474,589	$446,217	$15,920,806
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											2,941,135		2,941,135	42,415	2,983,550
Other comprehensive income (loss)												151,399	151,399	1,972	153,371
Purchases of Class A shares								1,921	(1,948,472)	(7,964)			(1,946,551)	(1,921)	(1,948,472)
Share-based compensation expense							695,118	41,095					736,213		736,213
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(7)		(5,009)					(5,009)		(5,009)
Issuances of Class A shares for employee share programs				6,566			(1,114,936)	1,182,515	600,316	2,879	(121,342)		546,553	533	547,086
Dividends							41,677				(1,159,521)		(1,117,844)	(1,250)	(1,119,094)
Other, net								1,595					1,595	(5,986)	(4,391)
Balance as of February 28, 2021	$57	40	$15	665,115	$—	521	$1,207,161	$8,389,344	$(3,913,917)	(29,508)	$14,035,805	$(1,410,438)	$18,308,027	$534,400	$18,842,427
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 29, 2020
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											2,591,708		2,591,708	35,542	2,627,250
Other comprehensive income (loss)												38,320	38,320	23	38,343
Purchases of Class A shares								1,866	(1,692,652)	(8,504)			(1,690,786)	(1,866)	(1,692,652)
Share-based compensation expense							610,523	36,711					647,234		647,234
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(21)		(6,615)					(6,615)		(6,615)
Issuances of Class A shares for employee share programs				7,003			(965,168)	1,044,361	509,772	2,958	(89,108)		499,857	543	500,400
Dividends							38,302				(1,056,631)		(1,018,329)	(1,290)	(1,019,619)
Other, net								4,192					4,192	(5,418)	(1,226)
Balance as of February 29, 2020	$57	40	$15	661,742	$—	588	$1,095,560	$6,884,963	$(2,571,256)	(24,551)	$11,867,507	$(1,802,257)	$15,474,589	$446,217	$15,920,806
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Six Months Ended February 28, 2021 and February 29, 2020
(Unaudited)

	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,983,550	$2,627,250
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	925,975	841,574
Share-based compensation expense	736,213	647,234
Deferred tax expense (benefit)	4,506	86,989
Other, net	(260,222)	(169,286)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(686,924)	(320,707)
Other current and non-current assets	(339,380)	(438,456)
Accounts payable	364,506	(120,997)
Deferred revenues, current and non-current	446,304	423,056
Accrued payroll and related benefits	350,559	(831,611)
Income taxes payable, current and non-current	(19,978)	(37,266)
Other current and non-current liabilities	(367,543)	(390,228)
Net cash provided by (used in) operating activities	4,137,566	2,317,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(185,625)	(260,433)
Purchases of businesses and investments, net of cash acquired	(1,115,175)	(584,304)
Proceeds from sales of businesses and investments	410,142	79,200
Other investing, net	4,896	2,355
Net cash provided by (used in) investing activities	(885,762)	(763,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	547,086	500,400
Purchases of shares	(1,953,481)	(1,699,267)
Proceeds from (repayments of) long-term debt, net	(724)	(366)
Cash dividends paid	(1,119,094)	(1,019,619)
Other, net	(19,971)	(18,648)
Net cash provided by (used in) financing activities	(2,546,184)	(2,237,500)
Effect of exchange rate changes on cash and cash equivalents	45,628	(7,267)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	751,248	(690,397)
CASH AND CASH EQUIVALENTS, beginning of period	8,415,330	6,126,853
CASH AND CASH EQUIVALENTS, end of period	$9,166,578	$5,436,456
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$746,219	$796,248
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2021.
Allowance for Credit Losses - Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of February 28, 2021 and August 31, 2020, the total allowance for credit losses recorded for client receivables and contract assets was $39,480 and $40,277, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	February 28, 2021	August 31, 2020
Equity method investments	$181,238	$240,446
Investments without readily determinable fair values	124,924	84,068
Total non-current investments	$306,162	$324,514
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of February 28, 2021 and August 31, 2020, the carrying amount of our investment was $171,956 and $230,219, and the estimated fair value of our approximately 16% and 22% ownership was $847,172 and $956,308, respectively. We

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
Depreciation and Amortization
As of February 28, 2021 and August 31, 2020, total accumulated depreciation was $2,522,213 and $2,313,731, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and six months ended February 28, 2021 and February 29, 2020, respectively.

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Depreciation	$119,490	$122,592	$253,408	$219,682
Amortization - Deferred transition	81,617	78,754	162,973	146,668
Amortization - Intangible assets	73,746	55,799	140,953	109,171
Other - Operating lease cost	182,922	184,971	368,641	366,053
Total depreciation, amortization and other	$457,775	$442,116	$925,975	$841,574
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

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $21 billion and $20 billion as of February 28, 2021 and August 31, 2020, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 54% of our remaining performance obligations as of February 28, 2021 as revenue in fiscal 2021, an additional 25% in fiscal 2022, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 28, 2021 and February 29, 2020, respectively.
Contract Balances
Deferred transition revenues were $685,193 and $690,931 as of February 28, 2021 and August 31, 2020, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $714,586 and $723,168 as of February 28, 2021 and August 31, 2020, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of February 28, 2021	As of August 31, 2020
Receivables	$7,986,153	$7,192,110
Contract assets (current)	739,239	654,782
Receivables and contract assets, net of allowance (current)	8,725,392	7,846,892
Contract assets (non-current)	44,485	43,257
Deferred revenues (current)	4,181,625	3,636,741
Deferred revenues (non-current)	685,193	690,931
Changes in the contract asset and liability balances during the six months ended February 28, 2021, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 28, 2021 that were included in Deferred revenues as of November 30, 2020 and August 31, 2020 were $2.0 billion and $2.8 billion, respectively. Revenues recognized during the three and six months ended February 29, 2020 that were included in Deferred revenues as of November 30, 2019 and August 31, 2019 were $1.7 billion and $2.4 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Basic earnings per share
Net income attributable to Accenture plc	$1,440,859	$1,234,740	$2,941,135	$2,591,708
Basic weighted average Class A ordinary shares	635,993,980	637,485,626	635,137,704	636,594,169
Basic earnings per share	$2.27	$1.94	$4.63	$4.07
Diluted earnings per share
Net income attributable to Accenture plc	$1,440,859	$1,234,740	$2,941,135	$2,591,708
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc. (1)	1,602	1,532	3,302	3,273
Net income for diluted earnings per share calculation	$1,442,461	$1,236,272	$2,944,437	$2,594,981
Basic weighted average Class A ordinary shares	635,993,980	637,485,626	635,137,704	636,594,169
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interest (1)	707,100	791,272	712,966	803,393
Diluted effect of employee compensation related to Class A ordinary shares	9,341,767	10,100,253	10,664,059	11,363,241
Diluted effect of share purchase plans related to Class A ordinary shares	279,069	456,729	288,964	450,004
Diluted weighted average Class A ordinary shares	646,321,916	648,833,880	646,803,693	649,210,807
Diluted earnings per share	$2.23	$1.91	$4.55	$4.00
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Foreign currency translation
Beginning balance	$(942,967)	$(1,170,245)	$(1,010,279)	$(1,207,975)
Foreign currency translation	102,008	(48,678)	169,451	(8,533)
Income tax benefit (expense)	(2,464)	43	(1,151)	(1,221)
Portion attributable to noncontrolling interests	(545)	1,187	(1,989)	36
Foreign currency translation, net of tax	98,999	(47,448)	166,311	(9,718)
Ending balance	(843,968)	(1,217,693)	(843,968)	(1,217,693)

Defined benefit plans
Beginning balance	(604,342)	(663,571)	(615,223)	(672,323)
Reclassifications into net periodic pension and post-retirement expense (1)	13,742	13,828	27,337	26,612
Income tax benefit (expense)	(3,476)	(4,011)	(6,178)	(8,032)
Portion attributable to noncontrolling interests	(11)	(12)	(23)	(23)
Defined benefit plans, net of tax	10,255	9,805	21,136	18,557
Ending balance	(594,087)	(653,766)	(594,087)	(653,766)

Cash flow hedges
Beginning balance	68,107	53,120	63,714	38,993
Unrealized gain (loss)	(35,026)	38,155	(9,662)	76,563
Reclassification adjustments into Cost of services	(14,391)	(18,796)	(35,286)	(38,815)
Income tax benefit (expense)	8,882	(3,987)	8,811	(8,231)
Portion attributable to noncontrolling interests	45	(18)	40	(36)
Cash flow hedges, net of tax	(40,490)	15,354	(36,097)	29,481
Ending balance (2)	27,617	68,474	27,617	68,474

Investments
Beginning balance	—	728	(49)	728
Unrealized gain (loss)	—	—	49	—
Investments, net of tax	—	—	49	—
Ending balance	—	728	—	728

Accumulated other comprehensive loss	$(1,410,438)	$(1,802,257)	$(1,410,438)	$(1,802,257)
(1)Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.
(2)As of February 28, 2021, $51,087 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the six months ended February 28, 2021, we completed individually immaterial acquisitions for total consideration of $1,079,425, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2020	Additions/ Adjustments	Foreign Currency Translation	February 28, 2021
North America	$4,604,441	$302,958	$3,274	$4,910,673
Europe	2,138,088	521,312	70,042	2,729,442
Growth Markets	967,291	114,456	30,257	1,112,004
Total	$7,709,820	$938,726	$103,573	$8,752,119
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2020			February 28, 2021
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,319,332	$(495,367)	$823,965	$1,558,933	$(569,634)	$989,299
Technology	150,765	(55,543)	95,222	178,902	(61,564)	117,338
Patents	129,295	(66,954)	62,341	128,464	(69,173)	59,291
Other	82,676	(34,986)	47,690	78,177	(35,559)	42,618
Total	$1,682,068	$(652,850)	$1,029,218	$1,944,476	$(735,930)	$1,208,546
Total amortization related to our intangible assets was $73,746 and $140,953 for the three and six months ended February 28, 2021, respectively. Total amortization related to our intangible assets was $55,799 and $109,171 for the three and six months ended February 29, 2020, respectively. Estimated future amortization related to intangible assets held as of February 28, 2021 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2021	$128,893
2022	225,974
2023	205,077
2024	183,308
2025	162,815
Thereafter	302,479
Total	$1,208,546

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the six months ended February 28, 2021 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 13, 2020	$0.88	October 13, 2020	$557,419	October 9, 2020	$633	$558,052
February 12, 2021	0.88	January 14, 2021	560,425	January 12, 2021	617	561,042
Total Dividends			$1,117,844		$1,250	$1,119,094
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On March 17, 2021, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.88 per share on its Class A ordinary shares for shareholders of record at the close of business on April 15, 2021 payable on May 14, 2021. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2021 and February 29, 2020, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $3,789 and net gains $24,535 for the three and six months ended February 28, 2021, respectively, and net gains of $1,461 and net losses of $55,158 for the three and six months ended February 29, 2020, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	February 28, 2021	August 31, 2020
Assets
Cash Flow Hedges
Other current assets	$73,478	$75,871
Other non-current assets	31,365	50,914
Other Derivatives
Other current assets	14,244	27,964
Total assets	$119,087	$154,749
Liabilities
Cash Flow Hedges
Other accrued liabilities	$22,391	$13,614
Other non-current liabilities	28,335	13,576
Other Derivatives
Other accrued liabilities	36,320	11,828
Total liabilities	$87,046	$39,018
Total fair value	$32,041	$115,731
Total notional value	$9,804,987	$9,600,691
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

	February 28, 2021	August 31, 2020
Net derivative assets	$82,515	$129,520
Net derivative liabilities	50,474	13,789
Total fair value	$32,041	$115,731

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for both the three months ended February 28, 2021 and February 29, 2020 were 17.1%. Absent the $151,309 and $52,700 gains on our investment in Duck Creek Technologies and related $18,534 and $8,549 in tax expense, our effective tax rates for the three months ended February 28, 2021 and February 29, 2020 would have been 17.5% and 17.1%, respectively. The effective tax rate for the three months ended February 28, 2021 included higher tax expense from adjustments to prior year tax liabilities, partially offset by changes in the geographic distribution of earnings and higher benefits from final determinations of prior year taxes. Our effective tax rates for the six months ended February 28, 2021 and February 29, 2020 were 20.4% and 20.6%, respectively. Absent the $271,009 and $113,192 gains on our investment in Duck Creek Technologies and related $41,440 and $18,732 in tax expense, our effective tax rates for both the six months ended February 28, 2021 and February 29, 2020 would have been 20.8%.

10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of February 28, 2021 and August 31, 2020, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $881,000 and $832,000, respectively, of which all but approximately $80,000 and $87,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of February 28, 2021, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		20

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
GEOGRAPHIC MARKETS
North America	$5,631,968	$5,257,431	$11,112,931	$10,545,243
Europe	4,030,043	3,628,625	7,997,451	7,418,282
Growth Markets	2,426,114	2,255,449	4,739,928	4,536,938
Total Revenues	$12,088,125	$11,141,505	$23,850,310	$22,500,463
INDUSTRY GROUPS (1)
Communications, Media & Technology	$2,480,169	$2,239,391	$4,813,814	$4,484,861
Financial Services	2,377,555	2,086,642	4,723,846	4,276,749
Health & Public Service	2,261,901	1,948,379	4,473,790	3,917,593
Products	3,340,894	3,164,954	6,547,019	6,384,969
Resources	1,627,606	1,702,139	3,291,841	3,436,291
Total Revenues	$12,088,125	$11,141,505	$23,850,310	$22,500,463
TYPE OF WORK
Consulting	$6,439,392	$6,171,303	$12,771,964	$12,548,554
Outsourcing	5,648,733	4,970,202	11,078,346	9,951,909
Total Revenues	$12,088,125	$11,141,505	$23,850,310	$22,500,463
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.

	Operating Income
	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
GEOGRAPHIC MARKETS
North America	$772,144	$732,245	$1,660,953	$1,560,652
Europe	502,933	382,924	1,132,363	941,875
Growth Markets	378,438	373,776	750,868	753,681
Total Operating Income	$1,653,515	$1,488,945	$3,544,184	$3,256,208

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

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

Overview
The COVID-19 pandemic has caused a significant loss of life, disrupted businesses and restricted travel worldwide, causing significant economic disruption and uncertainty. The pandemic impacted almost all aspects of our business and forced us to quickly adapt the way we operate. We took actions to shift the vast majority of our workforce to a remote working environment to ensure the continuity of our business and to respond to a rapidly changing demand environment from our clients. We continue to implement and evolve our comprehensive plan to return to our and our clients’ offices where permissible, with our people’s safety and the needs of our clients guiding how we manage our phased transition.
During the second quarter of fiscal 2021, we continued to experience increased demand in the Public Service, Software & Platforms, Banking & Capital Markets and Life Sciences industries. During the quarter we also saw some clients continue to reprioritize and delay certain work as a result of the pandemic, particularly in the Travel and Energy industries and primarily for our consulting services.
For further information on the impact to our results for the second quarter of fiscal 2021, please see “Summary of Results” below. For a discussion of risks related to the COVID-19 pandemic, see “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020.
Summary of Results
Revenues for the second quarter of fiscal 2021 increased 8% in U.S. dollars and 5% in local currency compared to the second quarter of fiscal 2020. Revenues for the six months ended February 28, 2021 increased 6% in U.S. dollars and 4% in local currency compared to the six months ended February 29, 2020. This included the impact of a decline in reimbursable travel costs, which reduced revenues approximately 2% during the three and six months ended February 28, 2021. During the second quarter of fiscal 2021, revenue growth in local currency was strong in North America and Growth Markets and modest in Europe. We experienced local currency revenue growth that was very strong in Health & Public Service and Financial Services, strong in Communications, Media & Technology and modest in Products, partially offset by a decline in Resources. Revenue growth in local currency was very strong in outsourcing and slight in consulting during the second quarter of fiscal 2021. The business environment remained competitive and, in some areas, we experienced pricing pressures. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2021 increased 4% in U.S. dollars and 1% in local currency compared to the second quarter of fiscal 2020. Consulting revenues for the six months ended February 28, 2021 increased 2% in U.S. dollars and decreased 1% in local currency compared to the six months ended February 29, 2020. This included the impact of a decline in reimbursable travel costs, which reduced consulting revenues approximately 3% during the three and six months ended February 28, 2021. Consulting revenue in local currency for the second quarter of fiscal 2021 was driven by solid growth in Growth Markets and modest growth in Europe, partially offset by a slight decline in North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, revenues for the second quarter of fiscal 2021 increased 14% in U.S. dollars and 11% in local currency compared to the second quarter of fiscal 2020. Outsourcing revenues for the six months ended February 28, 2021 increased 11% in U.S. dollars and 9% in local currency compared to the six months ended February 29, 2020. Outsourcing revenue in local currency for the second quarter of fiscal 2021 was led by very strong growth in North America, strong growth in Growth Markets and solid growth in Europe. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the three and six months ended February 28, 2021 compared to the three and six months ended February 29, 2020, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 3% and 2% higher, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2021, we estimate that our full fiscal 2021 revenue growth in U.S. dollars will be approximately 3% higher than our revenue growth in local currency.

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
Utilization for the second quarter of fiscal 2021 was 94%, up from 91% in the second quarter of fiscal 2020. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our headcount, the majority of which serve our clients, increased to approximately 537,000 as of February 28, 2021, compared to approximately 509,000 as of February 29, 2020. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the second quarter of fiscal 2021 was 12%, down from 14% in the second quarter of fiscal 2020. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the second quarter of fiscal 2021 was 29.7%, compared with 30.2% for the second quarter of fiscal 2020. Gross margin for the six months ended February 28, 2021 was 31.4% compared with 31.1% for the six months ended February 29, 2020. The decrease in gross margin for the second quarter of fiscal 2021 was due to an increase in labor costs, including a one-time bonus equal to one week of base pay for all employees below the managing director level, partially offset by lower non-payroll costs, primarily for travel compared to the same period in fiscal 2020. The increase in gross margin for the six months ended February 28, 2021 was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs, including a one-time bonus equal to one week of base pay for all employees below the managing director level compared to the same period in fiscal 2020.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.1% for the second quarter of fiscal 2021 and 16.6% for the six months ended February 28, 2021, compared with 16.8% for the second quarter of fiscal 2020 and 16.7% for the six months ended February 29, 2020. For the second quarter and six months ended February 28, 2021, compared to the same period in fiscal 2020, Sales and marketing costs as a percentage of revenues decreased 100 and 60 basis points, respectively, primarily due to lower selling and other business development costs, including lower travel costs. For the second quarter and six months ended February 28, 2021, compared to the same periods in fiscal 2020, General and administrative costs increased 20 and 40 basis points, respectively. The increase in General and administrative costs as a percentage of revenues for the six months ended February 28, 2021 was primarily due to higher labor and technology costs compared to the same period in fiscal 2020.
Operating margin (Operating income as a percentage of revenues) for the second quarter of fiscal 2021 was 13.7%, compared with 13.4% for the second quarter of fiscal 2020. Operating margin for the six months ended February 28, 2021 was 14.9%, compared with 14.5% for the six months ended February 29, 2020.
During the second quarter of fiscal 2021 and 2020, we recorded gains of $151 million and $53 million and related tax expense of $19 million and $9 million, respectively, related to our investment in Duck Creek Technologies. During the six months ended February 28, 2021 and February 29, 2020, we recorded gains of $271 million and $113 million and related tax expense of $41 million and $19 million, respectively, related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for both the second quarter of fiscal 2021 and 2020 were 17.1%. Absent the investment gains and related tax expense, our effective tax rates for the second quarter of fiscal 2021 and 2020 would have been 17.5% and 17.1%, respectively. The effective tax rate for the six months ended February 28, 2021 was 20.4%, compared with 20.6% for the six months ended February 29, 2020. Absent the investment gains and related tax expense, our effective tax rates for both the six months ended February 28, 2021 and February 29, 2020 would have been 20.8%.
Diluted earnings per share were $2.23 for the second quarter of fiscal 2021, compared with $1.91 for the second quarter of fiscal 2020. The $133 million and $44 million gains on an investment, net of taxes, increased diluted earnings per share by $0.21 and $0.07 during the second quarter of fiscal 2021 and 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $2.03 and $1.84 for the second quarter of fiscal 2021 and 2020, respectively. Diluted earnings per share

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

were $4.55 for the six months ended February 28, 2021, compared with $4.00 for the six months ended February 29, 2020. The $230 million and $94 million gains on an investment, net of taxes, increased diluted earnings per share by $0.35 and $0.15 during the six months ended February 28, 2021 and February 29, 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $4.20 and $3.85 for the six months ended February 28, 2021 and February 29, 2020, respectively.
We have presented our effective tax rate and diluted earnings per share excluding the impact of gains related to an investment for both fiscal 2021 and 2020, as we believe doing so facilitates understanding as to the impact of these items and our performance when comparing these periods.
New Bookings
New bookings for the second quarter of fiscal 2021 were $16.0 billion, with consulting bookings of $8.0 billion and outsourcing bookings of $8.0 billion. New bookings for the six months ended February 28, 2021 were $28.9 billion, with consulting bookings of $14.7 billion and outsourcing bookings of $14.3 billion. New bookings for the second quarter of fiscal 2020 were $14.2 billion, with consulting bookings of $7.2 billion and outsourcing bookings of $7.0 billion. New bookings for the six months ended February 29, 2020 were $24.5 billion, with consulting bookings of $13.2 billion and outsourcing bookings of $11.4 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Results of Operations for the Three Months Ended February 28, 2021 Compared to the Three Months Ended February 29, 2020
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	February 28, 2021	February 29, 2020			February 28, 2021	February 29, 2020
GEOGRAPHIC MARKETS
North America	$5,632	$5,257	7%	7%	47%	47%
Europe	4,030	3,629	11	3	33	33
Growth Markets	2,426	2,255	8	6	20	20
Total	$12,088	$11,142	8%	5%	100%	100%
INDUSTRY GROUPS (1)
Communications, Media & Technology	$2,480	$2,239	11%	9	21%	20%
Financial Services	2,378	2,087	14	10	20	19
Health & Public Service	2,262	1,948	16	14	19	17
Products	3,341	3,165	6	2	28	28
Resources	1,628	1,702	(4)	(7)	13	15
Total	$12,088	$11,142	8%	5%	100%	100%
TYPE OF WORK
Consulting	$6,439	$6,171	4%	1%	53%	55%
Outsourcing	5,649	4,970	14	11	47	45
Total	$12,088	$11,142	8%	5%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
Revenues were impacted by a reduction of approximately 2% from a decline in revenues from reimbursable travel costs in the second quarter of fiscal 2021 across all markets. The following revenues commentary discusses local currency revenue changes for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020:
Geographic Markets
•North America revenues increased 7% in local currency, led by growth in Public Service, Software & Platforms, Banking & Capital Markets and Communications & Media. These increases were partially offset by declines in Energy and Chemicals & Natural Resources. Revenue growth was driven by the United States.
•Europe revenues increased 3% in local currency, led by growth in Banking & Capital Markets, Life Sciences, Software & Platforms, Public Service and Health. These increases were partially offset by declines in High Tech and Chemicals & Natural Resources. Revenue growth was driven by Italy, the United Kingdom and Switzerland.
•Growth Markets revenues increased 6% in local currency, led by growth in Public Service, Banking & Capital Markets, High Tech and Health. These increases were partially offset by a decline in Energy. Revenue growth was driven by Japan.
Operating Expenses
Operating expenses for the second quarter of fiscal 2021 increased $782 million, or 8%, over the second quarter of fiscal 2020, and decreased as a percentage of revenues to 86.3% from 86.6% during this period.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	February 28, 2021		February 29, 2020		Increase (Decrease)
Operating Expenses	$10,435	86.3%	$9,653	86.6%	$782
Cost of services	8,493	70.3	7,782	69.8	711
Sales and marketing	1,139	9.4	1,163	10.4	(23)
General and administrative costs	802	6.6	708	6.4	95
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the second quarter of fiscal 2021 increased $711 million, or 9%, over the second quarter of fiscal 2020, and increased as a percentage of revenues to 70.3% from 69.8% during this period. Gross margin for the second quarter of fiscal 2021 decreased to 29.7% from 30.2% during the second quarter of fiscal 2020. The decrease in gross margin was due to an increase in labor costs, including a one-time bonus equal to one week of base pay for all employees below the managing director level, partially offset by lower non-payroll costs, primarily for travel compared to the same period in fiscal 2020.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2021 decreased $23 million, or 2%, from the second quarter of fiscal 2020, and decreased as a percentage of revenues to 9.4% from 10.4% during this period. The decrease as a percentage of revenues was primarily due to lower selling and other business development costs, including lower travel costs compared to the same period in fiscal 2020.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2021 increased $95 million, or 13%, over the second quarter of fiscal 2020, and increased as a percentage of revenues to 6.6% from 6.4% during this period.
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2021 increased $165 million, or 11%, over the second quarter of fiscal 2020.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	February 28, 2021		February 29, 2020
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$772	14%	$732	14%	$40
Europe	503	12	383	11	120
Growth Markets	378	16	374	17	5
Total	$1,654	13.7%	$1,489	13.4%	$165
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2021 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during the second quarter of fiscal 2021 had a favorable impact on operating income. In addition, during the second quarter of fiscal 2021 each geographic market's operating income was unfavorably impacted by higher labor costs, including a one-time bonus equal to one week of base pay for all employees below the managing director level. The commentary below provides insight into other factors affecting geographic market performance and operating income for the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020:
•North America operating income increased primarily due to outsourcing revenue growth, higher consulting contract profitability and lower sales and marketing costs as a percentage of revenues.
•Europe operating income increased primarily due to revenue growth and higher contract profitability.
•Growth Markets operating income increased primarily due to revenue growth, partially offset by lower consulting contract profitability.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the second quarter of fiscal 2021, other income (expense), net increased $101,651 over the second quarter of fiscal 2020, primarily due to higher gains on investments. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rates for both the second quarter of fiscal 2021 and 2020 were 17.1%. Absent the $151 million and $53 million gains on an investment and related $19 million and $9 million in tax expense, our effective tax rates for the second quarter of fiscal 2021 and 2020 would have been 17.5% and 17.1%, respectively. The effective tax rate for the three months ended February 28, 2021 included higher tax expense from adjustments to prior year tax liabilities, partially offset by changes in the geographic distribution of earnings and higher benefits from final determinations of prior year taxes.
Earnings Per Share
Diluted earnings per share were $2.23 for the second quarter of fiscal 2021, compared with $1.91 for the second quarter of fiscal 2020. The $133 million and $44 million gains on an investment, net of taxes, increased diluted earnings per share by $0.21 and $0.07 during the second quarter of fiscal 2021 and 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $2.03 and $1.84 for the second quarter of fiscal 2021 and 2020, respectively. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q2 FY20 As Reported	$1.91
Higher revenue and operating results	0.21
Higher gains on an investment, net of tax	0.14
Lower share count	0.01
Higher effective tax rate	(0.01)
Lower non-operating income	(0.01)
Higher non-controlling interest	(0.01)
Q2 FY21 As Reported	$2.23
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Results of Operations for the Six Months Ended February 28, 2021 Compared to the Six Months Ended February 29, 2020
Revenues by geographic market, industry group and type of work are as follows:

	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Six Months Ended
(in millions of U.S. dollars)	February 28, 2021	February 29, 2020			February 28, 2021	February 29, 2020
GEOGRAPHIC MARKETS
North America	$11,113	$10,545	5%	5%	47%	47%
Europe	7,997	7,418	8	1	34	33
Growth Markets	4,740	4,537	4	5	20	20
Total	$23,850	$22,500	6%	4%	100%	100%
INDUSTRY GROUPS (1)
Communications, Media & Technology	$4,814	$4,485	7%	6	20%	20%
Financial Services	4,724	4,277	10	7	20	19
Health & Public Service	4,474	3,918	14	13	19	17
Products	6,547	6,385	3	(1)	27	28
Resources	3,292	3,436	(4)	(6)	14	15
Total	$23,850	$22,500	6%	4%	100%	100%
TYPE OF WORK
Consulting	$12,772	$12,549	2%	(1)%	54%	56%
Outsourcing	11,078	9,952	11	9	46	44
Total	$23,850	$22,500	6%	4%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
Revenues were impacted by a reduction of approximately 2% from a decline in revenues from reimbursable travel costs in the six months ended February 28, 2021 across all markets. The following revenues commentary discusses local currency revenue changes for the six months ended February 28, 2021 compared to the six months ended February 29, 2020:
Geographic Markets
•North America revenues increased 5% in local currency, led by growth in Public Service, Software & Platforms, Banking & Capital Markets and Communications & Media. These increases were partially offset by declines in Energy, Consumer Goods, Retail & Travel Services and Chemicals & Natural Resources. Revenue growth was driven by the United States.
•Europe revenues increased 1% in local currency, led by growth in Software & Platforms, Public Service, Banking & Capital Markets, Life Sciences and Health. These increases were partially offset by declines in High Tech, Consumer Goods, Retail & Travel Services and Chemicals & Natural Resources. Revenue growth was driven by Italy and Switzerland, partially offset by declines in France and Spain.
•Growth Markets revenues increased 5% in local currency, led by growth in Public Service, Banking & Capital Markets, High Tech and Health. These increases were partially offset by declines in Consumer Goods, Retail & Travel Services. Revenue growth was driven by Japan.
Operating Expenses
Operating expenses for the six months ended February 28, 2021 increased $1,062 million, or 6%, over the six months ended February 29, 2020, and decreased as a percentage of revenues to 85.1% from 85.5% during this period.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Operating expenses by category are as follows:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2021		February 29, 2020		Increase (Decrease)
Operating Expenses	$20,306	85.1%	$19,244	85.5%	$1,062
Cost of services	16,357	68.6	15,494	68.9	863
Sales and marketing	2,367	9.9	2,354	10.5	13
General and administrative costs	1,583	6.6	1,397	6.2	186
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the six months ended February 28, 2021 increased $863 million, or 6%, over the six months ended February 29, 2020, and decreased as a percentage of revenues to 68.6% from 68.9% during this period. Gross margin for the six months ended February 28, 2021 increased to 31.4% from 31.1% during the six months ended February 29, 2020. The increase in gross margin was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs, including a one-time bonus equal to one week of base pay for all employees below the managing director level compared to the same period in fiscal 2020.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2021 increased $13 million, or 1%, over the six months ended February 29, 2020, and decreased as a percentage of revenues to 9.9% from 10.5% during this period. The decrease as a percentage of revenues was primarily due to lower selling and other business development costs, including lower travel costs compared to the same period in fiscal 2020.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2021 increased $186 million, or 13%, over the six months ended February 29, 2020, and increased as a percentage of revenues to 6.6% from 6.2% during this period. The increase as a percentage of revenues was primarily due to higher labor and technology costs compared to the same period in fiscal 2020.
Operating Income and Operating Margin
Operating income for the six months ended February 28, 2021 increased $288 million, or 9%, over the six months ended February 29, 2020.
Operating income and operating margin for each of the geographic markets are as follows:

	Six Months Ended
	February 28, 2021		February 29, 2020
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,661	15%	$1,561	15%	$100
Europe	1,132	14	942	13	190
Growth Markets	751	16	754	17	(3)
Total	$3,544	14.9%	$3,256	14.5%	$288
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 28, 2021 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during the six months ended February 28, 2021 had a favorable impact on operating income. In addition, during the six months ended February 28, 2021 each geographic market's operating income was unfavorably impacted by higher labor costs, including a one-time bonus equal to one week of base pay for all employees below the managing director level. The commentary below provides insight into other factors affecting geographic market performance and operating income for the six months ended February 28, 2021 compared with the six months ended February 29, 2020:
•North America operating income increased primarily due to outsourcing revenue growth, higher consulting contract profitability and lower sales and marketing costs as a percentage of revenues.
•Europe operating income increased primarily due to outsourcing revenue growth and higher contract profitability.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

•Growth Markets operating income decreased as revenue growth was more than offset by the higher labor costs described above and lower consulting contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the six months ended February 28, 2021, other income (expense), net increased $184,579 over the six months ended February 29, 2020, primarily due to higher gains on investments and lower foreign exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rate for the six months ended February 28, 2021 was 20.4%, compared with 20.6% for the six months ended February 29, 2020. Absent the $271 million and $113 million gains on an investment and related $41 million and $19 million in tax expense, our effective tax rates for both the six months ended February 28, 2021 and February 29, 2020 would have been 20.8%.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2021 annual effective tax rate to be in the range of 23.0% to 25.0%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $4.55 for the six months ended February 28, 2021, compared with $4.00 for the six months ended February 29, 2020. The $230 million and $94 million gains on an investment, net of taxes, increased diluted earnings per share by $0.35 and $0.15 during the six months ended February 28, 2021 and February 29, 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $4.20 and $3.85 for the six months ended February 28, 2021 and February 29, 2020, respectively. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
FY20 As Reported	$4.00
Higher revenue and operating results	0.35
Higher gains on an investment, net of tax	0.21
Lower share count	0.02
Lower non-operating income	(0.01)
Higher non-controlling interest	(0.01)
FY21 As Reported	$4.55
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Liquidity and Capital Resources
As of February 28, 2021, Cash and cash equivalents was $9.2 billion, compared with $8.4 billion as of August 31, 2020.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2021	February 29, 2020	Change
Net cash provided by (used in):
Operating activities	$4,138	$2,318	$1,820
Investing activities	(886)	(763)	(123)
Financing activities	(2,546)	(2,238)	(309)
Effect of exchange rate changes on cash and cash equivalents	46	(7)	53
Net increase (decrease) in cash and cash equivalents	$751	$(690)	$1,442
Amounts in table may not total due to rounding.
Operating activities: The $1,820 million year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities, including an increase in accounts payable and the accrual of a one-time bonus.
Investing activities: The $123 million increase in cash used was primarily due to higher spending on business acquisitions and investments, partially offset by increased proceeds from investments and lower spending on purchases of property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $309 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2021, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$1,000	$—
364-day syndicated loan facility	1,000	—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,077	—
Local guaranteed and non-guaranteed lines of credit	249	—
Total	$3,325	$—
Amounts in table may not total due to rounding.
Under the borrowing facilities described above, we had an aggregate of $543 million of letters of credit outstanding as of February 28, 2021.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

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
Our share purchase activity during the six months ended February 28, 2021 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	5,544,055	$1,342	—	$—
Other share purchase programs	—	—	19,529	5
Other purchases (2)	2,419,860	606	—	—
Total	7,963,915	$1,948	19,529	$5
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the six months ended February 28, 2021, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended February 28, 2021, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2020, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2020.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	35
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2020 — December 31, 2020	1,011,360	$253.29	719,504	$5,471
January 1, 2021 — January 31, 2021	2,284,245	257.39	840,589	5,252
February 1, 2021 — February 28, 2021	1,327,080	253.16	1,118,021	4,968
Total (4)	4,622,685	$255.28	2,678,114
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2021, we purchased 2,678,114 Accenture plc Class A ordinary shares under this program for an aggregate price of $682 million. The open-market purchase program does not have an expiration date.
(3)As of February 28, 2021, our aggregate available authorization for share purchases and redemptions was $4,968 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2021, the Board of Directors of Accenture plc has authorized an aggregate of $40.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the second quarter of fiscal 2021, Accenture purchased 1,944,571 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	36
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.2	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6	Form of Fiscal 2021 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.7	Form of Fiscal 2021 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (filed herewith)

10.8	Form of Fiscal 2021 Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement in France (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 28, 2021 (Unaudited) and August 31, 2020, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2021 and February 29, 2020, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2021 and February 29, 2020, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 28, 2021 and February 29, 2020, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2021 and February 29, 2020 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	37
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 18, 2021

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)