Form 10-Q
period 2021-05-31
Accenture plc
filed 2021-06-24
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 10, 2021 was 666,431,662 (which number includes 32,295,028 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 10, 2021 was 515,704.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3
Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
May 31, 2021 and August 31, 2020

	May 31, 2021	August 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,009,380	$8,415,330
Short-term investments	4,433	94,309
Receivables and contract assets	9,473,441	7,846,892
Other current assets	1,657,604	1,393,225
Total current assets	21,144,858	17,749,756
NON-CURRENT ASSETS:
Contract assets	40,455	43,257
Investments	327,497	324,514
Property and equipment, net	1,538,778	1,545,568
Lease assets	3,129,128	3,183,346
Goodwill	9,144,313	7,709,820
Deferred contract costs	730,919	723,168
Deferred tax assets	4,225,383	4,153,146
Other non-current assets	1,843,553	1,646,018
Total non-current assets	20,980,026	19,328,837
TOTAL ASSETS	$42,124,884	$37,078,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$9,157	$7,820
Accounts payable	1,926,910	1,349,874
Deferred revenues	4,230,907	3,636,741
Accrued payroll and related benefits	6,195,545	5,083,950
Income taxes payable	489,096	453,542
Lease liabilities	733,571	756,057
Accrued consumption taxes	614,874	662,409
Other accrued liabilities	729,499	712,197
Total current liabilities	14,929,559	12,662,590
NON-CURRENT LIABILITIES:
Long-term debt	61,629	54,052
Deferred revenues	698,740	690,931
Retirement obligation	1,944,392	1,859,444
Deferred tax liabilities	278,306	179,703
Income taxes payable	1,128,791	930,695
Lease liabilities	2,643,509	2,667,584
Other non-current liabilities	545,994	534,421
Total non-current liabilities	7,301,361	6,916,830
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2021 and August 31, 2020	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 666,394,391 and 658,548,895 shares issued as of May 31, 2021 and August 31, 2020, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 515,704 and 527,509 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	—	—
Restricted share units	1,482,357	1,585,302
Additional paid-in capital	8,756,315	7,167,227
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2021 and August 31, 2020; Class A ordinary, 31,959,433 and 24,383,369 shares as of May 31, 2021 and August 31, 2020, respectively	(4,639,423)	(2,565,761)
Retained earnings	15,004,281	12,375,533
Accumulated other comprehensive loss	(1,260,757)	(1,561,837)
Total Accenture plc shareholders’ equity	19,342,845	17,000,536
Noncontrolling interests	551,119	498,637
Total shareholders’ equity	19,893,964	17,499,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,124,884	$37,078,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4
Consolidated Income Statements
For the Three and Nine Months Ended May 31, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
REVENUES:
Revenues	$13,263,795	$10,991,305	$37,114,105	$33,491,768
OPERATING EXPENSES:
Cost of services	8,859,411	7,462,617	25,216,193	22,956,150
Sales and marketing	1,406,606	1,118,204	3,773,268	3,471,980
General and administrative costs	879,122	697,751	2,461,804	2,094,697
Total operating expenses	11,145,139	9,278,572	31,451,265	28,522,827
OPERATING INCOME	2,118,656	1,712,733	5,662,840	4,968,941
Interest income	4,551	12,671	23,643	61,476
Interest expense	(28,739)	(4,961)	(46,515)	(19,002)
Other income (expense), net	(467)	(39,670)	203,343	(20,439)
INCOME BEFORE INCOME TAXES	2,094,001	1,680,773	5,843,311	4,990,976
Income tax expense	524,429	428,134	1,290,189	1,111,087
NET INCOME	1,569,572	1,252,639	4,553,122	3,879,889
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc.	(1,699)	(1,518)	(5,001)	(4,791)
Net income attributable to noncontrolling interests – other	(18,447)	(22,919)	(57,560)	(55,188)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,549,426	$1,228,202	$4,490,561	$3,819,910
Weighted average Class A ordinary shares:
Basic	635,203,753	636,146,240	635,151,632	636,445,172
Diluted	645,454,021	645,607,914	646,244,001	648,025,669
Earnings per Class A ordinary share:
Basic	$2.44	$1.93	$7.07	$6.00
Diluted	$2.40	$1.90	$6.96	$5.90
Cash dividends per share	$0.88	$0.80	$2.64	$2.40
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements Of Comprehensive Income
For the Three and Nine Months Ended May 31, 2021 and 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
NET INCOME	$1,569,572	$1,252,639	$4,553,122	$3,879,889
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	68,079	(100,750)	234,390	(110,468)
Defined benefit plans	11,048	10,704	32,184	29,261
Cash flow hedges	70,554	(101,516)	34,457	(72,035)
Investments	—	—	49	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	149,681	(191,562)	301,080	(153,242)
Other comprehensive income (loss) attributable to noncontrolling interests	3,993	(2,285)	5,965	(2,262)
COMPREHENSIVE INCOME	$1,723,246	$1,058,792	$4,860,167	$3,724,385

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,699,107	$1,036,640	$4,791,641	$3,666,668
Comprehensive income attributable to noncontrolling interests	24,139	22,152	68,526	57,717
COMPREHENSIVE INCOME	$1,723,246	$1,058,792	$4,860,167	$3,724,385
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended May 31, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2021	$57	40	$15	665,115	$—	521	$1,207,161	$8,389,344	$(3,913,917)	(29,508)	$14,035,805	$(1,410,438)	$18,308,027	$534,400	$18,842,427
Net income											1,549,426		1,549,426	20,146	1,569,572
Other comprehensive income (loss)												149,681	149,681	3,993	153,674
Purchases of Class A shares								811	(832,456)	(3,006)			(831,645)	(811)	(832,456)
Share-based compensation expense							282,861	48,177					331,038		331,038
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(2,539)					(2,539)		(2,539)
Issuances of Class A shares for employee share programs				1,279			(30,160)	315,312	106,950	515			392,102	376	392,478
Dividends							22,495				(580,950)		(558,455)	(615)	(559,070)
Other, net								5,210					5,210	(6,370)	(1,160)
Balance as of May 31, 2021	$57	40	$15	666,394	$—	516	$1,482,357	$8,756,315	$(4,639,423)	(31,999)	$15,004,281	$(1,260,757)	$19,342,845	$551,119	$19,893,964
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended May 31, 2020
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 29, 2020	$57	40	$15	661,742	$—	588	$1,095,560	$6,884,963	$(2,571,256)	(24,551)	$11,867,507	$(1,802,257)	$15,474,589	$446,217	$15,920,806
Net income											1,228,202		1,228,202	24,437	1,252,639
Other comprehensive income (loss)												(191,562)	(191,562)	(2,285)	(193,847)
Purchases of Class A shares								661	(626,116)	(3,672)			(625,455)	(661)	(626,116)
Share-based compensation expense							248,055	42,811					290,866		290,866
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(3)		(572)					(572)		(572)
Issuances of Class A shares for employee share programs				1,791			(24,614)	264,298	111,928	617	(2,809)		348,803	362	349,165
Dividends							18,760				(527,043)		(508,283)	(630)	(508,913)
Other, net								(1,982)					(1,982)	1,599	(383)
Balance as of May 31, 2020	$57	40	$15	663,533	$—	585	$1,337,761	$7,190,179	$(3,085,444)	(27,606)	$12,565,857	$(1,993,819)	$16,014,606	$469,039	$16,483,645
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											4,490,561		4,490,561	62,561	4,553,122
Other comprehensive income (loss)												301,080	301,080	5,965	307,045
Purchases of Class A shares								2,732	(2,780,928)	(10,970)			(2,778,196)	(2,732)	(2,780,928)
Share-based compensation expense							977,979	89,272					1,067,251		1,067,251
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(12)		(7,548)					(7,548)		(7,548)
Issuances of Class A shares for employee share programs				7,845			(1,145,096)	1,497,827	707,266	3,394	(121,342)		938,655	909	939,564
Dividends							64,172				(1,740,471)		(1,676,299)	(1,865)	(1,678,164)
Other, net								6,805					6,805	(12,356)	(5,551)
Balance as of May 31, 2021	$57	40	$15	666,394	$—	516	$1,482,357	$8,756,315	$(4,639,423)	(31,999)	$15,004,281	$(1,260,757)	$19,342,845	$551,119	$19,893,964
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2020
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											3,819,910		3,819,910	59,979	3,879,889
Other comprehensive income (loss)												(153,242)	(153,242)	(2,262)	(155,504)
Purchases of Class A shares								2,527	(2,318,768)	(12,176)			(2,316,241)	(2,527)	(2,318,768)
Share-based compensation expense							858,578	79,522					938,100		938,100
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(24)		(7,187)					(7,187)		(7,187)
Issuances of Class A shares for employee share programs				8,794			(989,782)	1,308,659	621,700	3,575	(91,917)		848,660	905	849,565
Dividends							57,062				(1,583,674)		(1,526,612)	(1,920)	(1,528,532)
Other, net								2,210					2,210	(3,819)	(1,609)
Balance as of May 31, 2020	$57	40	$15	663,533	$—	585	$1,337,761	$7,190,179	$(3,085,444)	(27,606)	$12,565,857	$(1,993,819)	$16,014,606	$469,039	$16,483,645
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Nine Months Ended May 31, 2021 and May 31, 2020
(Unaudited)

	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,553,122	$3,879,889
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,404,961	1,286,234
Share-based compensation expense	1,067,251	938,100
Deferred tax expense (benefit)	(59,713)	128,245
Other, net	(291,096)	(142,943)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,311,984)	(96,365)
Other current and non-current assets	(369,888)	(483,825)
Accounts payable	522,087	(245,718)
Deferred revenues, current and non-current	477,116	263,274
Accrued payroll and related benefits	915,407	(475,183)
Income taxes payable, current and non-current	192,362	74,338
Other current and non-current liabilities	(560,909)	(67,028)
Net cash provided by (used in) operating activities	6,538,716	5,059,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(343,837)	(410,414)
Purchases of businesses and investments, net of cash acquired	(1,544,412)	(1,326,366)
Proceeds from sales of businesses and investments	409,828	84,886
Other investing, net	19,971	3,717
Net cash provided by (used in) investing activities	(1,458,450)	(1,648,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	939,564	849,565
Purchases of shares	(2,788,476)	(2,325,955)
Proceeds from (repayments of) long-term debt, net	(1,286)	(207)
Cash dividends paid	(1,678,164)	(1,528,532)
Other, net	(30,190)	(30,421)
Net cash provided by (used in) financing activities	(3,558,552)	(3,035,550)
Effect of exchange rate changes on cash and cash equivalents	72,336	(59,883)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,594,050	315,408
CASH AND CASH EQUIVALENTS, beginning of period	8,415,330	6,126,853
CASH AND CASH EQUIVALENTS, end of period	$10,009,380	$6,442,261
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,090,696	$993,848
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2021.
Allowance for Credit Losses - Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of May 31, 2021 and August 31, 2020, the total allowance for credit losses recorded for client receivables and contract assets was $36,031 and $40,277, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	May 31, 2021	August 31, 2020
Equity method investments	$186,710	$240,446
Investments without readily determinable fair values	140,787	84,068
Total non-current investments	$327,497	$324,514
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of May 31, 2021 and August 31, 2020, the carrying amount of our investment was $167,538 and $230,219, and the estimated fair value of our approximately 16% and 22% ownership was $704,066 and $956,308, respectively. We account for

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
Depreciation and Amortization
As of May 31, 2021 and August 31, 2020, total accumulated depreciation was $2,552,204 and $2,313,731, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and nine months ended May 31, 2021 and May 31, 2020, respectively.

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Depreciation	$124,502	$119,148	$377,910	$338,830
Amortization - Deferred transition	65,417	71,278	228,390	217,946
Amortization - Intangible assets	93,980	62,883	234,933	172,054
Other - Operating lease cost	195,087	191,351	563,728	557,404
Total depreciation, amortization and other	$478,986	$444,660	$1,404,961	$1,286,234
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

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $22 billion and $20 billion as of May 31, 2021 and August 31, 2020, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 39% of our remaining performance obligations as of May 31, 2021 as revenue in fiscal 2021, an additional 37% in fiscal 2022, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2021 and May 31, 2020, respectively.
Contract Balances
Deferred transition revenues were $698,740 and $690,931 as of May 31, 2021 and August 31, 2020, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $730,919 and $723,168 as of May 31, 2021 and August 31, 2020, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of May 31, 2021	As of August 31, 2020
Receivables	$8,637,841	$7,192,110
Contract assets (current)	835,600	654,782
Receivables and contract assets, net of allowance (current)	9,473,441	7,846,892
Contract assets (non-current)	40,455	43,257
Deferred revenues (current)	4,230,907	3,636,741
Deferred revenues (non-current)	698,740	690,931
Changes in the contract asset and liability balances during the nine months ended May 31, 2021, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2021 that were included in Deferred revenues as of February 28, 2021 and August 31, 2020 were $2.2 billion and $3.1 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2020 that were included in Deferred revenues as of February 28, 2020 and August 31, 2019 were $1.9 billion and $2.6 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Basic earnings per share
Net income attributable to Accenture plc	$1,549,426	$1,228,202	$4,490,561	$3,819,910
Basic weighted average Class A ordinary shares	635,203,753	636,146,240	635,151,632	636,445,172
Basic earnings per share	$2.44	$1.93	$7.07	$6.00
Diluted earnings per share
Net income attributable to Accenture plc	$1,549,426	$1,228,202	$4,490,561	$3,819,910
Net income attributable to noncontrolling interest in Accenture Canada Holdings Inc. (1)	1,699	1,518	5,001	4,791
Net income for diluted earnings per share calculation	$1,551,125	$1,229,720	$4,495,562	$3,824,701
Basic weighted average Class A ordinary shares	635,203,753	636,146,240	635,151,632	636,445,172
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interest (1)	696,473	785,993	707,408	797,551
Diluted effect of employee compensation related to Class A ordinary shares	9,485,736	8,651,386	10,245,649	10,647,446
Diluted effect of share purchase plans related to Class A ordinary shares	68,059	24,295	139,312	135,500
Diluted weighted average Class A ordinary shares	645,454,021	645,607,914	646,244,001	648,025,669
Diluted earnings per share	$2.40	$1.90	$6.96	$5.90
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Foreign currency translation
Beginning balance	$(843,968)	$(1,217,693)	$(1,010,279)	$(1,207,975)
Foreign currency translation	72,565	(106,621)	242,016	(115,154)
Income tax benefit (expense)	(583)	3,698	(1,734)	2,477
Portion attributable to noncontrolling interests	(3,903)	2,173	(5,892)	2,209
Foreign currency translation, net of tax	68,079	(100,750)	234,390	(110,468)
Ending balance	(775,889)	(1,318,443)	(775,889)	(1,318,443)

Defined benefit plans
Beginning balance	(594,087)	(653,766)	(615,223)	(672,323)
Reclassifications into net periodic pension and post-retirement expense (1)	13,698	13,718	41,035	40,330
Income tax benefit (expense)	(2,638)	(3,001)	(8,816)	(11,033)
Portion attributable to noncontrolling interests	(12)	(13)	(35)	(36)
Defined benefit plans, net of tax	11,048	10,704	32,184	29,261
Ending balance	(583,039)	(643,062)	(583,039)	(643,062)

Cash flow hedges
Beginning balance	27,617	68,474	63,714	38,993
Unrealized gain (loss)	118,720	(109,481)	109,058	(32,918)
Reclassification adjustments into Cost of services	(33,043)	(4,547)	(68,329)	(43,362)
Income tax benefit (expense)	(15,045)	12,387	(6,234)	4,156
Portion attributable to noncontrolling interests	(78)	125	(38)	89
Cash flow hedges, net of tax	70,554	(101,516)	34,457	(72,035)
Ending balance (2)	98,171	(33,042)	98,171	(33,042)

Investments
Beginning balance	—	728	(49)	728
Unrealized gain (loss)	—	—	49	—
Investments, net of tax	—	—	49	—
Ending balance	—	728	—	728

Accumulated other comprehensive loss	$(1,260,757)	$(1,993,819)	$(1,260,757)	$(1,993,819)
(1)Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing, General and administrative costs and non-operating expenses.
(2)As of May 31, 2021, $99,577 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the nine months ended May 31, 2021, we completed individually immaterial acquisitions for total consideration of $1,483,713, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2020	Additions/ Adjustments	Foreign Currency Translation	May 31, 2021
North America	$4,604,441	$453,185	$7,548	$5,065,174
Europe	2,138,088	666,534	100,758	2,905,380
Growth Markets	967,291	175,305	31,163	1,173,759
Total	$7,709,820	$1,295,024	$139,469	$9,144,313
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2020			May 31, 2021
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,319,332	$(495,367)	$823,965	$1,613,642	$(608,293)	$1,005,349
Technology	150,765	(55,543)	95,222	184,398	(66,613)	117,785
Patents	129,295	(66,954)	62,341	127,814	(68,154)	59,660
Other	82,676	(34,986)	47,690	66,795	(32,780)	34,015
Total	$1,682,068	$(652,850)	$1,029,218	$1,992,649	$(775,840)	$1,216,809
Total amortization related to our intangible assets was $93,980 and $234,933 for the three and nine months ended May 31, 2021, respectively. Total amortization related to our intangible assets was $62,883 and $172,054 for the three and nine months ended May 31, 2020, respectively. Estimated future amortization related to intangible assets held as of May 31, 2021 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2021	$67,014
2022	244,317
2023	217,293
2024	192,936
2025	170,802
Thereafter	324,447
Total	$1,216,809

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the nine months ended May 31, 2021 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 13, 2020	$0.88	October 13, 2020	$557,419	October 9, 2020	$633	$558,052
February 12, 2021	$0.88	January 14, 2021	$560,425	January 12, 2021	$617	$561,042
May 14, 2021	$0.88	April 15, 2021	$558,455	April 13, 2021	$615	$559,070
Total Dividends			$1,676,299		$1,865	$1,678,164
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On June 23, 2021, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.88 per share on its Class A ordinary shares for shareholders of record at the close of business on July 15, 2021 payable on August 13, 2021. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2021 and May 31, 2020, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $13,165 and net gains $11,370 for the three and nine months ended May 31, 2021, respectively, and net gains of $17,132 and net losses of $38,026 for the three and nine months ended May 31, 2020, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	May 31, 2021	August 31, 2020
Assets
Cash Flow Hedges
Other current assets	$111,655	$75,871
Other non-current assets	53,723	50,914
Other Derivatives
Other current assets	9,899	27,964
Total assets	$175,277	$154,749
Liabilities
Cash Flow Hedges
Other accrued liabilities	$12,078	$13,614
Other non-current liabilities	13,124	13,576
Other Derivatives
Other accrued liabilities	12,602	11,828
Total liabilities	$37,804	$39,018
Total fair value	$137,473	$115,731
Total notional value	$9,257,149	$9,600,691
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

	May 31, 2021	August 31, 2020
Net derivative assets	$157,701	$129,520
Net derivative liabilities	20,228	13,789
Total fair value	$137,473	$115,731

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2021 and May 31, 2020 were 25.0% and 25.5%, respectively. The lower effective tax rate for the three months ended May 31, 2021 was primarily due to changes in the geographic distribution of earnings, partially offset by lower benefits from tax law changes. Our effective tax rates for the nine months ended May 31, 2021 and May 31, 2020 were 22.1% and 22.3%, respectively. Absent the $271,009 and $113,192 gains on our investment in Duck Creek Technologies and related $41,440 and $18,732 in tax expense, our effective tax rates for both the nine months ended May 31, 2021 and May 31, 2020 would have been 22.4%.

10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2021 and August 31, 2020, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $983,000 and $832,000, respectively, of which all but approximately $80,000 and $87,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2021, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
GEOGRAPHIC MARKETS
North America	$6,199,583	$5,239,275	$17,312,514	$15,784,518
Europe	4,452,360	3,574,995	12,449,811	10,993,277
Growth Markets	2,611,852	2,177,035	7,351,780	6,713,973
Total Revenues	$13,263,795	$10,991,305	$37,114,105	$33,491,768
INDUSTRY GROUPS (1)
Communications, Media & Technology	$2,704,260	$2,197,174	$7,518,074	$6,682,035
Financial Services	2,597,532	2,138,043	7,321,378	6,414,792
Health & Public Service	2,519,591	2,016,052	6,993,381	5,933,645
Products	3,673,963	3,002,793	10,220,982	9,387,762
Resources	1,768,449	1,637,243	5,060,290	5,073,534
Total Revenues	$13,263,795	$10,991,305	$37,114,105	$33,491,768
TYPE OF WORK
Consulting	$7,260,428	$5,997,894	$20,032,392	$18,546,448
Outsourcing	6,003,367	4,993,411	17,081,713	14,945,320
Total Revenues	$13,263,795	$10,991,305	$37,114,105	$33,491,768
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.

	Operating Income
	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
GEOGRAPHIC MARKETS
North America	$1,128,352	$720,997	$2,789,305	$2,281,648
Europe	607,858	535,463	1,740,221	1,477,338
Growth Markets	382,446	456,273	1,133,314	1,209,955
Total Operating Income	$2,118,656	$1,712,733	$5,662,840	$4,968,941

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

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

Overview
The COVID-19 pandemic has impacted the health and well-being of people, disrupted businesses and restricted travel worldwide, causing significant economic disruption and uncertainty. While the rate and pace of recovery has differed by geography and industry, during the third quarter of 2021 we saw strong momentum across all dimensions of our business, including the industries most affected by the pandemic. This momentum is driven by growing demand for digital transformation and is increasing the need for people to serve our clients.

We are gradually returning to our and our clients’ offices where permissible and traveling as needed, while prioritizing the well-being of our people. During the quarter, there was a considerable increase in new COVID-19 cases in India. Our ability to deliver services to our clients was not materially impacted as we initiated business continuity procedures and took actions to support our people and their families.

The COVID-19 pandemic may continue to impact our business and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. For a discussion of risks related to the pandemic, see “Our results of operations have been significantly adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020.
Summary of Results
Revenues for the third quarter of fiscal 2021 increased 21% in U.S. dollars and 16% in local currency compared to the third quarter of fiscal 2020. Revenues for the nine months ended May 31, 2021 increased 11% in U.S. dollars and 8% in local currency compared to the nine months ended May 31, 2020. This included the impact of a decline in reimbursable travel costs during the first half of fiscal 2021, which reduced revenues approximately 1% for the nine months ended May 31, 2021. During the third quarter of fiscal 2021, revenue growth in local currency was very strong in North America, Growth Markets and Europe. We experienced local currency revenue growth that was very strong in Health & Public Service, Communications, Media & Technology, Products and Financial Services and modest in Resources. Revenue growth in local currency was very strong in outsourcing and consulting during the third quarter of fiscal 2021. The business environment remained competitive. In many areas, our pricing, which we define as the contract profitability or margin on the work that we sell, was lower.
In our consulting business, revenues for the third quarter of fiscal 2021 increased 21% in U.S. dollars and 16% in local currency compared to the third quarter of fiscal 2020. Consulting revenues for the nine months ended May 31, 2021 increased 8% in U.S. dollars and 5% in local currency compared to the nine months ended May 31, 2020. This included the impact of a decline in reimbursable travel costs during the first half of fiscal 2021, which reduced consulting revenues approximately 2% for the nine months ended May 31, 2021. Consulting revenue in local currency for the third quarter of fiscal 2021 was driven by very strong growth in Europe, North America and Growth Markets. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, revenues for the third quarter of fiscal 2021 increased 20% in U.S. dollars and 16% in local currency compared to the third quarter of fiscal 2020. Outsourcing revenues for the nine months ended May 31, 2021 increased 14% in U.S. dollars and 11% in local currency compared to the nine months ended May 31, 2020. Outsourcing revenue in local currency for the third quarter of fiscal 2021 was driven by very strong growth in North America, Growth Markets and Europe. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the three and nine months ended May 31, 2021 compared to the three and nine months ended May 31, 2020, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 5% and 3% higher respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2021, we estimate that our full fiscal 2021 revenue growth in U.S. dollars will be approximately 3.5% higher than our revenue growth in local currency.
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
Utilization for the third quarter of fiscal 2021 was 93%, up from 88% in the third quarter of fiscal 2020. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our headcount, the majority of which serve our clients, increased to approximately 569,000 as of May 31, 2021, compared to approximately 513,000 as of May 31, 2020. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the third quarter of fiscal 2021 was 17%, up from 11% in the third quarter of fiscal 2020. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of people to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the third quarter of fiscal 2021 was 33.2%, compared with 32.1% for the third quarter of fiscal 2020. Gross margin for the nine months ended May 31, 2021 was 32.1% compared with 31.5% for the nine months ended May 31, 2020. The increase in gross margin for the third quarter of fiscal 2021 was due to lower labor costs as a percentage of revenues compared to the same period in fiscal 2020. The increase in gross margin for the nine months ended May 31, 2021, compared to the same period in fiscal 2020 was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs, including a one-time bonus for all employees below the managing director level in the second quarter of fiscal 2021.
Sales and marketing and General and administrative costs as a percentage of revenues were 17.2% for the third quarter of fiscal 2021 and 16.8% for the nine months ended May 31, 2021, compared with 16.5% for the third quarter of fiscal 2020 and 16.6% for the nine months ended May 31, 2020. For the third quarter compared to the same period in fiscal 2020, Sales and marketing costs as a percentage of revenues increased 40 basis points, primarily due to higher non-payroll costs, including higher advertising costs. For the nine months ended May 31, 2021 compared to the same period in fiscal 2020, Sales and marketing costs as a percentage of revenues decreased 20 basis points. For both the third quarter and nine months ended May 31, 2021, compared to the same periods in fiscal 2020, General and administrative costs as a percentage of revenues increased 30 basis points, primarily due to higher non-payroll costs.
Operating margin (Operating income as a percentage of revenues) for the third quarter of fiscal 2021 was 16.0%, compared with 15.6% for the third quarter of fiscal 2020. Operating margin for the nine months ended May 31, 2021 was 15.3%, compared with 14.8% for the nine months ended May 31, 2020.
During the first half of fiscal 2021 and 2020, we recorded gains of $271 million and $113 million and related tax expense of $41 million and $19 million, respectively, related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the third quarter of fiscal 2021 and 2020 were 25.0% and 25.5%, respectively. The effective tax rate for the nine months ended May 31, 2021 was 22.1%, compared with 22.3% for the nine months ended May 31, 2020. Absent the investment gains and related tax expense, our effective tax rates for both the nine months ended May 31, 2021 and May 31, 2020 would have been 22.4%.
Diluted earnings per share were $2.40 for the third quarter of fiscal 2021, compared with $1.90 for the third quarter of fiscal 2020. Diluted earnings per share were $6.96 for the nine months ended May 31, 2021, compared with $5.90 for the nine months ended May 31, 2020. The $230 million and $94 million gains on an investment, net of taxes, increased diluted earnings per share by $0.36 and $0.15 during the nine months ended May 31, 2021 and May 31, 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $6.60 and $5.75 for the nine months ended May 31, 2021 and May 31, 2020, respectively.
We have presented our effective tax rate and diluted earnings per share for the nine months ended May 31, 2021 and 2020, excluding the impact of gains related to an investment, as we believe doing so facilitates understanding as to the impact of these items and our performance when comparing these periods.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

New Bookings
New bookings for the third quarter of fiscal 2021 were $15.4 billion, with consulting bookings of $8.0 billion and outsourcing bookings of $7.4 billion. New bookings for the nine months ended May 31, 2021 were $44.3 billion, with consulting bookings of $22.7 billion and outsourcing bookings of $21.6 billion. New bookings for the third quarter of fiscal 2020 were $11.0 billion, with consulting bookings of $6.2 billion and outsourcing bookings of $4.8 billion. New bookings for the nine months ended May 31, 2020 were $35.6 billion, with consulting bookings of $19.4 billion and outsourcing bookings of $16.2 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Results of Operations for the Three Months Ended May 31, 2021 Compared to the Three Months Ended May 31, 2020
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	May 31, 2021	May 31, 2020			May 31, 2021	May 31, 2020
GEOGRAPHIC MARKETS
North America	$6,200	$5,239	18%	18%	47%	48%
Europe	4,452	3,575	25	14	34	33
Growth Markets	2,612	2,177	20	15	20	20
Total	$13,264	$10,991	21%	16%	100%	100%
INDUSTRY GROUPS (1)
Communications, Media & Technology	$2,704	$2,197	23%	19	20%	20%
Financial Services	2,598	2,138	21	16	20	19
Health & Public Service	2,520	2,016	25	21	19	18
Products	3,674	3,003	22	17	28	27
Resources	1,768	1,637	8	3	13	15
Total	$13,264	$10,991	21%	16%	100%	100%
TYPE OF WORK
Consulting	$7,260	$5,998	21%	16%	55%	55%
Outsourcing	6,003	4,993	20	16	45	45
Total	$13,264	$10,991	21%	16%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
The following revenues commentary discusses local currency revenue changes for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020:
Geographic Markets
•North America revenues increased 18% in local currency, led by growth in Public Service, Software & Platforms and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United States.
•Europe revenues increased 14% in local currency, led by growth in Consumer Goods, Retail & Travel Services, followed by Banking & Capital Markets and Industrial. Revenue growth was driven by the United Kingdom, followed by Italy and Germany.
•Growth Markets revenues increased 15% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets and Public Service. Revenue growth was led by Japan, followed by Brazil.
Operating Expenses
Operating expenses for the third quarter of fiscal 2021 increased $1,867 million, or 20%, over the third quarter of fiscal 2020, and decreased as a percentage of revenues to 84.0% from 84.4% during this period.
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	May 31, 2021		May 31, 2020		Increase (Decrease)
Operating Expenses	$11,145	84.0%	$9,279	84.4%	$1,867
Cost of services	8,859	66.8	7,463	67.9	1,397
Sales and marketing	1,407	10.6	1,118	10.2	288
General and administrative costs	$879	6.6%	$698	6.3%	$181
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Cost of Services
Cost of services for the third quarter of fiscal 2021 increased $1,397 million, or 19%, over the third quarter of fiscal 2020, and decreased as a percentage of revenues to 66.8% from 67.9% during this period. Gross margin for the third quarter of fiscal 2021 increased to 33.2% from 32.1% during the third quarter of fiscal 2020. The increase in gross margin was due to lower labor costs as a percentage of revenues compared to the same period in fiscal 2020.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2021 increased $288 million, or 26%, from the third quarter of fiscal 2020, and increased as a percentage of revenues to 10.6% from 10.2% during this period. The increase as a percentage of revenues was primarily due to higher non-payroll costs, including advertising costs, compared to the same period in fiscal 2020.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2021 increased $181 million, or 26%, over the third quarter of fiscal 2020, and increased as a percentage of revenues to 6.6% from 6.3% during this period. The increase as a percentage of revenues was primarily due to higher non-payroll costs compared to the same period in fiscal 2020.
Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2021 increased $406 million, or 24%, over the third quarter of fiscal 2020.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	May 31, 2021		May 31, 2020
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,128	18%	$721	14%	$407
Europe	608	14	535	15	72
Growth Markets	382	15	456	21	(74)
Total	$2,119	16.0%	$1,713	15.6%	$406
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2021 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020:
•North America operating income increased primarily due to revenue growth, higher contract profitability and lower sales and marketing costs as a percentage of revenues.
•Europe operating income increased primarily due to revenue growth.
•Growth Markets operating income decreased as revenue growth was more than offset by higher labor costs, lower consulting contract profitability and higher sales and marketing costs as a percentage of revenues.
Income Tax Expense
The effective tax rates for the third quarter of fiscal 2021 and 2020 were 25.0% and 25.5%, respectively. The lower effective tax rate for the three months ended May 31, 2021 was primarily due to changes in the geographic distribution of earnings, partially offset by lower benefits from tax law changes.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Earnings Per Share
Diluted earnings per share were $2.40 for the third quarter of fiscal 2021, compared with $1.90 for the third quarter of fiscal 2020. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q3 FY20 As Reported	$1.90
Higher revenue and operating results	0.47
Lower effective tax rate	0.01
Lower non-operating expense	0.01
Lower non-controlling interest	0.01
Q3 FY21 As Reported	$2.40

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Results of Operations for the Nine Months Ended May 31, 2021 Compared to the Nine Months Ended May 31, 2020
Revenues by geographic market, industry group and type of work are as follows:

	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Nine Months Ended
(in millions of U.S. dollars)	May 31, 2021	May 31, 2020			May 31, 2021	May 31, 2020
GEOGRAPHIC MARKETS
North America	$17,313	$15,785	10%	9%	47%	47%
Europe	12,450	10,993	13	5	34	33
Growth Markets	7,352	6,714	9	8	20	20
Total	$37,114	$33,492	11%	8%	100%	100%
INDUSTRY GROUPS (1)
Communications, Media & Technology	$7,518	$6,682	13%	10	20%	20%
Financial Services	7,321	6,415	14	10	20	19
Health & Public Service	6,993	5,934	18	16	19	18
Products	10,221	9,388	9	5	28	28
Resources	5,060	5,074	—	(3)	14	15
Total	$37,114	$33,492	11%	8%	100%	100%
TYPE OF WORK
Consulting	$20,032	$18,546	8%	5%	54%	55%
Outsourcing	17,082	14,945	14	11	46	45
Total	$37,114	$33,492	11%	8%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
Revenues were impacted by a decline in reimbursable travel costs during the first half of fiscal 2021, which reduced revenue growth by approximately 1% for the nine months ended May 31, 2021. The following revenues commentary discusses local currency revenue changes for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020:
Geographic Markets
•North America revenues increased 9% in local currency, led by growth in Public Service and Software & Platforms. The increases were partially offset by declines in Energy and Chemicals & Natural Resources. Revenue growth was driven by the United States.
•Europe revenues increased 5% in local currency, led by growth in Banking & Capital Markets, Software & Platforms and Life Sciences. The increases were partially offset by declines in High Tech and Chemicals & Natural Resources. Revenue growth was driven by the United Kingdom, Italy and Switzerland.
•Growth Markets revenues increased 8% in local currency, led by growth in Banking & Capital Markets, Public Service and High Tech. Revenue growth was driven by Japan.
Operating Expenses
Operating expenses for the nine months ended May 31, 2021 increased $2,928 million, or 10%, over the nine months ended May 31, 2020, and decreased as a percentage of revenues to 84.7% from 85.2% during this period.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Operating expenses by category are as follows:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2021		May 31, 2020		Increase (Decrease)
Operating Expenses	$31,451	84.7%	$28,523	85.2%	$2,928
Cost of services	25,216	67.9	22,956	68.5	2,260
Sales and marketing	3,773	10.2	3,472	10.4	301
General and administrative costs	$2,462	6.6%	$2,095	6.3%	$367
Cost of Services
Cost of services for the nine months ended May 31, 2021 increased $2,260 million, or 10%, over the nine months ended May 31, 2020, and decreased as a percentage of revenues to 67.9% from 68.5% during this period. Gross margin for the nine months ended May 31, 2021 increased to 32.1% from 31.5% during the nine months ended May 31, 2020. The increase in gross margin was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs, including a one-time bonus for all employees below the managing director level in the second quarter of fiscal 2021, compared to the same period in fiscal 2020.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2021 increased $301 million, or 9%, over the nine months ended May 31, 2020, and decreased as a percentage of revenues to 10.2% from 10.4% during this period.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2021 increased $367 million, or 18%, over the nine months ended May 31, 2020, and increased as a percentage of revenues to 6.6% from 6.3% during this period. The increase as a percentage of revenues was primarily due to higher non-payroll costs compared to the same period in fiscal 2020.
Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2021 increased $694 million, or 14%, over the nine months ended May 31, 2020.
Operating income and operating margin for each of the geographic markets are as follows:

	Nine Months Ended
	May 31, 2021		May 31, 2020
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$2,789	16%	$2,282	14%	$508
Europe	1,740	14	1,477	13	263
Growth Markets	1,133	15	1,210	18	(77)
Total	$5,663	15.3%	$4,969	14.8%	$694
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2021 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during the first half of fiscal 2021 had a favorable impact on operating income during the nine months ended May 31, 2021. In addition, during the nine months ended May 31, 2021 each geographic market’s operating income was unfavorably impacted by higher labor costs, including a one-time bonus in the second quarter of fiscal 2021 equal to one week of base pay for all employees below the managing director level. The commentary below provides insight into other factors affecting geographic market performance and operating income for the nine months ended May 31, 2021 compared with the nine months ended May 31, 2020:
•North America operating income increased primarily due to revenue growth, higher consulting contract profitability and lower sales and marketing costs as a percentage of revenues.
•Europe operating income increased primarily due to revenue growth and higher contract profitability.
•Growth Markets operating income decreased as revenue growth was more than offset by higher labor costs and lower consulting contract profitability.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the nine months ended May 31, 2021, other income (expense), net increased $224 million over the nine months ended May 31, 2020, primarily due to higher gains on investments. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rate for the nine months ended May 31, 2021 was 22.1%, compared with 22.3% for the nine months ended May 31, 2020. Absent the $271 million and $113 million gains on an investment and related $41 million and $19 million in tax expense, our effective tax rates for both the nine months ended May 31, 2021 and May 31, 2020 would have been 22.4%.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2021 annual effective tax rate to be in the range of 23.0% to 24.0%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $6.96 for the nine months ended May 31, 2021, compared with $5.90 for the nine months ended May 31, 2020. The $230 million and $94 million gains on an investment, net of taxes, increased diluted earnings per share by $0.36 and $0.15 during the nine months ended May 31, 2021 and May 31, 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $6.60 and $5.75 for the nine months ended May 31, 2021 and May 31, 2020, respectively. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
FY20 As Reported	$5.90
Higher revenue and operating results	0.83
Higher gains on an investment, net of tax	0.21
Lower share count	0.02
FY21 As Reported	$6.96

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Liquidity and Capital Resources
As of May 31, 2021, Cash and cash equivalents was $10.0 billion, compared with $8.4 billion as of August 31, 2020.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2021	May 31, 2020	Change
Net cash provided by (used in):
Operating activities	$6,539	$5,059	$1,480
Investing activities	(1,458)	(1,648)	190
Financing activities	(3,559)	(3,036)	(523)
Effect of exchange rate changes on cash and cash equivalents	72	(60)	132
Net increase (decrease) in cash and cash equivalents	$1,594	$315	$1,279
Operating activities: The $1,480 million year-over-year increase in operating cash flows was due to higher net income and changes in operating assets and liabilities.
Investing activities: The $190 million decrease in cash used was primarily due to increased proceeds from investments and lower spending on purchases of property and equipment, partially offset by higher spending on business acquisitions and investments. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $523 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2021, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,228	—
Local guaranteed and non-guaranteed lines of credit	255	—
Total	$4,483	$—
Amounts in table may not total due to rounding.
(1)On April 26, 2021, we replaced our $1,000 syndicated 5-year credit facility and $1,000 syndicated 364-day credit facility with a new $3,000 syndicated credit facility maturing on April 24, 2026. This facility provides unsecured, revolving credit capacity for general corporate purposes, including the issuance of letters of credit. Borrowings under this facility will accrue interest at the applicable risk-free rate, plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of May 31, 2021, we had no borrowings under the facility.
Under the borrowing facilities described above, we had an aggregate of $674 million of letters of credit outstanding as of May 31, 2021.

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
Our share purchase activity during the nine months ended May 31, 2021 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	8,384,847	$2,128	—	$—
Other share purchase programs	—	—	28,329	8
Other purchases (2)	2,584,946	653	—	—
Total	10,969,793	$2,781	28,329	$8
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the nine months ended May 31, 2021, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended May 31, 2021, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2020, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2020.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2021 — March 31, 2021	1,186,080	$261.93	1,159,461	$4,664
April 1, 2021 — April 30, 2021	822,254	286.80	801,212	4,432
May 1, 2021 — May 31, 2021	997,544	286.66	880,119	4,179
Total (4)	3,005,878	$276.94	2,840,792
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2021, we purchased 2,840,792 Accenture plc Class A ordinary shares under this program for an aggregate price of $786 million. The open-market purchase program does not have an expiration date.
(3)As of May 31, 2021, our aggregate available authorization for share purchases and redemptions was $4,179 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2021, the Board of Directors of Accenture plc has authorized an aggregate of $40.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the third quarter of fiscal 2021, Accenture purchased 165,086 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2021 (Unaudited) and August 31, 2020, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2021 and May 31, 2020, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2021 and May 31, 2020, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2021 and May 31, 2020, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2021 and May 31, 2020 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	37
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 24, 2021

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)