Form 10-K
period 2021-08-31
Accenture plc
filed 2021-10-15
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 26, 2021 was approximately $159,483,888,262 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $250.90 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 1, 2021 was 656,739,486 (which number includes 25,098,784 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 1, 2021 was 512,655.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on January 26, 2022, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2021.

ACCENTURE 2021 FORM 10-K	Part I	1
Part I
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors.” Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update them, notwithstanding any historical practice of doing so. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
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

ACCENTURE 2021 FORM 10-K	Item 1. Business	2
Item 1. Business
Overview
Accenture is a leading global professional services company that helps clients build their digital core, transform their operations, and accelerate revenue growth—creating tangible value across their enterprises at speed and scale. We are uniquely able to create these outcomes because of our broad range of services in strategy and consulting, interactive, technology and operations, with digital capabilities across all of these services. We combine unmatched industry experience and specialized capabilities, together with our culture of innovation and shared success to serve clients in more than 120 countries.

We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Our geographic markets bring together capabilities from across the organization in Strategy & Consulting, Interactive, Technology and Operations—infusing digital skills and industry and functional expertise throughout—to deliver value to our clients.

Our revenues for fiscal 2021 were
$50.5 billion,
and we employed more than
624,000 people
as of August 31, 2021. Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies. We have long-term relationships
and have partnered with
98 of our top 100 clients
 in fiscal 2021 for
> 10 years.

We manage our business through the three geographic markets and go to market by industry, leveraging our deep expertise across our five industry groups—Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Our integrated service teams meet client needs rapidly and at scale, leveraging our network of more than 100 innovation hubs, our technology expertise and ecosystem relationships, and our global delivery capabilities.

During fiscal 2021, we continued to make significant investments—in strategic acquisitions, in research and development (R&D) in our assets, platforms and industry and functional solutions, and in attracting, retaining and developing people. These investments help us to further enhance our differentiation and competitiveness in the marketplace. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our business in high-growth areas; adding skills and capabilities in new areas; and deepening our industry and functional expertise. In fiscal 2021, we invested $4.2 billion across 46 strategic acquisitions, $1.1 billion in R&D, and $900 million in learning and professional development. At year-end, we had more than 8,200 patents and pending patent applications worldwide.

ACCENTURE 2021 FORM 10-K	Item 1. Business	3

Our Strategy
The core of our growth strategy is delivering 360° value to our clients, our people, our shareholders, our partners and communities. Our strategy defines the areas in which we will drive growth, build differentiation via 360° value and enable our business to create that value every day.
Technology is the single biggest driver of change in companies today. We help our clients use technology to build their digital core to drive enterprise-wide transformation—such as moving them to the cloud, leveraging data and artificial intelligence, and embedding security and sustainability across the enterprise; by transforming their operations—such as through our Operations services and Industry X; and by accelerating their revenue growth—such as through creating new and meaningful experiences through Interactive.
We leverage our scale and global footprint, innovation capabilities, and strong ecosystem partnerships, together with our assets and platforms including MyWizard, MyNav and SynOps, to consistently deliver tangible value for our clients.
We believe our clients need our focus on 360° value, which we define as delivering the financial business case and unique value a client may be seeking, and striving to partner with our clients through our Sustainability Value Promise to achieve greater progress on inclusion and diversity, reskill and upskill our clients’ employees, help our clients achieve their sustainability goals, and create meaningful experiences, both with Accenture and for the customers and employees of our clients.

Key enablers of our growth strategy include:

Our People—As a talent- and innovation-led organization, across our entire business our people have highly specialized skills that drive our differentiation and competitiveness. We care deeply for our people, and are committed to a culture of shared success, to investing in our people to provide them with boundaryless opportunities to learn and grow in their careers through their work experience and continued development, training and reskilling, and to helping them achieve their aspirations both professionally and personally. We have an unwavering commitment to inclusion and diversity;

Our Commitment—We are a purpose-driven company, committed to delivering on the promise of technology and human ingenuity by continuously innovating and developing leading-edge ideas and leveraging emerging technologies in anticipation of our clients’ needs. Our culture is underpinned by our core values and Code of Business Ethics, which are key drivers of the trust our clients and partners place in us; and

Our Foundation—Our growth model, which leverages our global sales and client experience, enables us to be close to our clients, people and partners to scale efficiently. Our enduring shareholder value creation model also is a key element of the foundation that enables us to execute on our growth strategy through the financial value it creates.

Geographic Markets
Our geographic markets, North America, Europe and Growth Markets, bring together integrated service teams, which typically consist of industry and functional experts, technology and capability specialists and professionals with local market knowledge and experience, to meet client needs. The geographic markets have primary responsibility for building and sustaining long-term client relationships; bringing together our expertise and collaborating with the other parts of our business to sell and deliver our full range of services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
While we serve clients in locally relevant ways, our global footprint and scale in every major country give us the ability to leverage our experience and people from around the world to accelerate outcomes for our clients.
Our three geographic markets are our reporting segments. The percent of our revenues represented by each market is shown at right.
Percent of Fiscal 2021 Revenue

ACCENTURE 2021 FORM 10-K	Item 1. Business	4
Services
Strategy & Consulting
Strategy & Consulting works with C-suite executives and boards of the world’s leading organizations, helping them accelerate their digital transformation to enhance competitiveness, grow profitability and deliver sustainable stakeholder value. We use our deep industry and functional expertise underpinned by technology, data, analytics, artificial intelligence, and innovation to help clients capture more growth and solve a diverse set of business challenges, including identifying and developing new markets, products and services; improving sales and customer experience; optimizing cost structures; maximizing human performance; harnessing data to improve decision-making; mitigating risk and enhancing security; implementing modern change management programs; shaping and delivering value from large-scale cloud migrations; building more resilient supply chains; and digitizing manufacturing and operations with smart, connected products and platforms.
Interactive
Interactive combines creativity and technology to deliver meaningful experiences that drive sustainable growth and value for our clients. Our capabilities span ideation to execution: growth, product and culture design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. With strong client relationships and deep industry and function expertise, we are uniquely positioned to design, build, communicate and run experiences, reimagining the entire journey for customers, employees, patients and citizens alike. We embed this focus on experience across our services.
Technology
Technology provides innovative and comprehensive services and solutions that span cloud; systems integration and application management; security; intelligent platform services; infrastructure services; software engineering services; data and artificial intelligence; and global delivery through our Advanced Technology Centers. We continuously innovate our services, capabilities and platforms through early adoption of new technologies such as blockchain, robotics, 5G, quantum computing and Edge computing. We provide a powerful range of capabilities that addresses the challenges faced by organizations today, including how to manage change and develop new growth opportunities.
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
Operations
We operate business processes on behalf of clients for specific enterprise functions, including finance and accounting, sourcing and procurement, supply chain, marketing and sales, as well as industry-specific services, such as platform trust and safety, banking, insurance and health services. We help organizations to reinvent themselves through intelligent operations, enabled by SynOps, our human-machine platform, powered by data and analytics, artificial intelligence, digital technology and exceptional people to provide tangible business outcomes at speed and scale, including improved productivity and customer experiences as well as sustained long-term growth.

ACCENTURE 2021 FORM 10-K	Item 1. Business	5
Industry Groups
One of our competitive advantages is the depth and breadth of our industry expertise. Our industry focus gives us an understanding of industry evolution, business issues and new and emerging technologies, enabling us to deliver innovative solutions tailored to each client. It also allows us to bring cross-industry insights to our clients to accelerate value creation. Our industry experience and capabilities are organized in the following five industry groups.

Communications, Media & Technology
FY21 Revenues of $10.3B

Communications & Media	High Tech	Software & Platforms
Clients Served
Wireline, wireless, broadcast, entertainment, print, publishing, cable and satellite communications service providers	Enterprise technology, network equipment, semiconductor, consumer technology, aerospace & defense, and medical equipment companies	Cloud-based enterprise and consumer software companies; and social, commerce, content, advertising and gaming platform companies
Percent of Group’s FY21 Revenue
43%	20%	37%

Financial Services
FY21 Revenues of $9.9B

Banking & Capital Markets	Insurance
Clients Served
Retail and commercial banks, mortgage lenders, payment providers, corporate and investment banks, private equity firms, market infrastructure providers, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises	Property and casualty, life and annuities and group benefits insurers, reinsurance firms and insurance brokers
Percent of Group’s FY21 Revenue
69%	31%

Health & Public Service
FY21 Revenues of $9.5B

Health	Public Service
Clients Served
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations	Defense departments and military forces; public safety authorities; justice departments; human and social services agencies; educational institutions; non-profit organizations; cities; and postal, customs, revenue and tax agencies
Percent of Group’s FY21 Revenue
34%	66%

Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 32% of our Health & Public Service industry group’s revenues and 13% of our North America revenues in fiscal 2021.

ACCENTURE 2021 FORM 10-K	Item 1. Business	6
Products
FY21 Revenues of $14.0B

Consumer Goods, Retail & Travel Services	Industrial	Life Sciences
Clients Served
Food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; aviation; and hospitality and travel services companies	Industrial & electrical equipment manufacturers and industrial suppliers; and construction, heavy equipment, consumer durables, engineering services, real estate, business services, freight & logistics, and automotive and public transportation companies	Biopharmaceutical, medical technology, and biotechnology companies and distributors
Percent of Group’s FY21 Revenue
51%	25%	23%
Amounts do not total due to rounding.

Resources
FY21 Revenues of $6.9B

Chemicals & Natural Resources	Energy	Utilities
Clients Served
Petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals, mining, forest products and building materials industries	Companies in the oil and gas industry, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies	Electric, gas and water utilities; new energy providers
Percent of Group’s FY21 Revenue
28%	24%	47%
Amounts do not total due to rounding.
People
Overview
We are a talent- and innovation-led organization with over 624,000 people as of August 31, 2021, whose skills and specialization are a significant source of competitive differentiation. We serve clients at any given time in more than 120 countries, with offices and operations in 50 countries. The majority of our people are in India, the Philippines and the U.S. We have a culture of shared success, which is defined as success for our clients, our people, our shareholders, our partners and our communities. That culture is built upon four tangible building blocks—our beliefs, our behaviors, the way we develop and reward our people and the way we do business.
Our Beliefs and Behaviors
Our leadership essentials set the standard for what we expect of all our people:
•always do the right thing, in every decision and action;
•lead with excellence, confidence and humility, as demonstrated by being a learner, building great teams and being naturally collaborative;
•exemplify client-centricity and a commitment to client value creation;
•act as a true partner, to each other, our clients, our ecosystem and our communities;
•care deeply for all our people to help them achieve their aspirations professionally and personally;

ACCENTURE 2021 FORM 10-K	Item 1. Business	7
•live our unwavering commitment to inclusion, diversity and equality, as demonstrated by personal impact and overall results;
•have the courage to change and the ability to bring our people along the journey; and
•actively innovate—looking across Accenture, at what we are doing for clients and externally to partners, competitors, start-ups, clients, academia and analysts—to learn, respectfully challenge our assumptions and apply the innovation, and cultivate and reward our people for doing the same.
Listening to the voices of our people provides the input to ensure that they have the tools and resources to do their jobs and the right learning opportunities, and that they experience a positive, respectful and inclusive work environment. We do this on an ongoing basis across various channels, including surveys and forums. One of our surveys, our Conduct Counts Survey, which measures how our people experience our culture, shows that 87% of our global respondents believe they can work to their potential because they are in an environment where they are treated with respect and in an appropriate manner.
Our commitment to inclusion and diversity unleashes innovation and we believe creates an environment where all of our people have an opportunity to feel they belong, advance and thrive. In connection with our priorities around inclusion and diversity, we set goals, share them publicly, collect data to continuously improve and hold our leaders accountable. We now have more than 275,000 women, representing 46% of our workforce, which is tracking well against our goal of 50% by 2025. And, after achieving our goal of 25% women managing directors by the end of fiscal year 2020, we set a new goal of 30% by 2025. We are also making progress against our 2025 race and ethnicity goals in the U.S., the U.K, and South Africa, which we announced in 2020.
Through the entire talent lifecycle, we are committed to being inclusive and diverse—from discovering, to hiring, to developing and advancing our people. This commitment extends to equal pay. Pay equity at Accenture means that our people receive pay that is fair and consistent when considering similarity of work, location and tenure at career level. We conduct an annual pay equity review, and our last review was conducted in February 2021. As of February 1, 2021, we have dollar-for-dollar, 100% pay equity for women compared to men in every country where we operate. By race and ethnicity, we likewise have dollar-for-dollar, 100% pay equity in countries where we collect this data (the U.S., the U.K. and South Africa).
The Way We Develop and Reward Our People
We invested $900 million in continuous learning and development so our people remain highly relevant. With our digital learning platform, Accenture Connected Learning, we delivered over 31 million training hours, an increase of 43% compared with fiscal 2020, with an average of approximately 60 hours of training per person.
We promoted more than 120,000 people in fiscal 2021. In addition, we paid a one-time bonus to all of our people below managing director to recognize their contributions and dedication to our clients during the COVID-19 pandemic.
We balance our supply of skills with changes in client demand. We do this through adjusting hiring and managing our attrition (both voluntary and involuntary). In fiscal 2021, we increased our workforce by approximately 118,000 people. For fiscal 2021, attrition, excluding involuntary terminations, was 14%, up from 12% in fiscal 2020. For the fourth quarter of fiscal 2021, annualized attrition, excluding involuntary terminations, was 19% up from 17% in the third quarter of fiscal 2021.
Accenture’s total rewards consist of cash compensation, equity and a wide range of benefits. Our total rewards program is designed to recognize our people’s skills, contributions and career progression. Base salary, bonus and equity are tailored to the market where our people work and live. Certain rewards, like equity and bonuses, are opportunities for our people to share in the overall success of our company. As our people advance in their careers, they have greater opportunities to be rewarded.
The Way We Do Business
At Accenture, our people care deeply about doing the right thing. Together, we have proven that we can succeed—providing value to our clients and shareholders and opportunities for our people—while being a powerful force for good. Our shared commitment to operating with the highest ethical standards and making a positive difference in everything we do is what makes Accenture special. We believe in transparency, that transparency builds trust, and that we must earn the trust of our clients, our people, our partners and our communities each and every day.
Our Code of Business Ethics is organized into six fundamental behaviors: Make Your Conduct Count; Comply with Laws; Deliver for Our Clients; Protect People, Information and Our Business; Run Our Business Responsibly; and Be a Good Corporate Citizen. It applies to all our people—regardless of their title or location. With our Code of Business Ethics, we want to help our people make ethical behavior a natural part of what we do every day—with each other, our clients, our partners and our communities.
Our Health, Safety and Well-Being
We are committed to creating a place where people can be successful both professionally and personally. We take a holistic view of well-being—including physical, mental, emotional and financial well-being—providing specially defined programs and

ACCENTURE 2021 FORM 10-K	Item 1. Business	8
practices to support this holistic view.
In FY21, as it relates to COVID-19, we have supported our people with the expansion of critical programs, including, in many counties, 24/7 telemedicine, care-at-home services, proctored distance learning for school-aged children, virtual childcare, enhanced insurance coverage, mental health support and testing and vaccination services. The pandemic has negatively affected many people’s mental health around the globe. We used new digital tools and initiatives to help employees cope with the demands and stresses of the compounding crises, and to strengthen their mental resilience. Those programs include access to in-person and virtual counseling and support, to digital tools like Calm and Wysa, to our Mental Health Ally program and to our many Thrive Global programs—Thriving Together, Thrive Reset and Thriving Mind—which have collectively been completed by over 152,000 of our people and bring science-based solutions to lower stress, enhance well-being and productivity, and build resilience and belonging.
To promote health and safety and to reduce the risk of COVID-19 transmission, we actively connected our people and their families to effective testing in multiple ways—home testing kits, in office testing, and through pharmacies close to where they live. We have administered vaccinations in ten countries, including the U.S., India and the Philippines, through Accenture-hosted or organized onsite events and clinics. We have also provided paid time off for all our people to receive their full vaccine course, as well as their eligible dependents.
Environmental Sustainability
For more than a decade, we have continually set challenging environmental goals for ourselves, innovating our approach to environmental sustainability and making strategic investments. In alignment with the Paris Climate Agreement, we’ve pledged to do our part to keep global warming below 1.5° Celsius by joining the more than 400 companies that have signed the UN Global Compact’s Business Ambition for 1.5° Pledge to date. We have also pledged to achieve net-zero emissions by 2025, move to zero waste and plan for water risk.
As a professional services company, the most significant aspects of our environmental footprint are the greenhouse gas emissions related to electricity used in our locations and travel. To meet our commitment to achieve net-zero emissions by 2025:
•we plan to meet our office energy needs with 100% renewable electricity by 2023—in September 2021, we announced that we had reached 50% renewable electricity—and equip our people to make climate smart travel decisions;
•we will require 90% of our key suppliers to disclose their environmental targets and actions being taken to reduce emissions by 2025; and
•to address remaining emissions, we are investing in nature-based carbon removal solutions that will directly remove carbon from the atmosphere.
To move towards zero waste, we will reuse or recycle 100% of our e-waste, such as computers and servers, as well as all of our office furniture, by 2025, and post-pandemic we have committed to eliminating single-use plastics in our locations.
To plan for water risk, we are developing plans to reduce the impact of flooding, drought and water scarcity on our business and our people in high-risk areas.
Global Delivery Capability
A key differentiator is our global delivery capability, powered by the world’s largest network of Advanced Technology and Intelligent Operations Centers. This allows us to bring the right people at the right time to our clients from anywhere in the world—both in physical and virtual working environments—a capability that is particularly crucial as business needs and conditions change rapidly. Our global approach provides scalable innovation; standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
Innovation and Intellectual Property
We are committed to developing leading-edge ideas and leveraging emerging technologies and we see innovation as a source of competitive advantage. We use our investment in R&D—on which we spent $1.1 billion, $871 million, and $800 million in fiscal 2021, 2020 and 2019, respectively—to help clients address new realities in the marketplace and to face the future with confidence.

ACCENTURE 2021 FORM 10-K	Item 1. Business	9
Our innovation experts work with clients across the world to imagine their future, build and co-create innovative business strategies and technology solutions, and then scale those solutions to sustain innovation. We harness our unique intellectual property to deliver these innovation services.
We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the intellectual property in our innovative services and solutions. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the intellectual property rights of third parties, such as our clients, partners, vendors and others. As of August 31, 2021, we had a portfolio of more than 8,200 patents and pending patent applications worldwide.
We believe our combination of people, assets and capabilities, including our global network of more than 100 innovation hubs, makes Accenture one of the leading strategic innovation partners for our clients. We have deep expertise in innovation consulting including strategy, culture change and building new business models through to long-term technology innovation, which creates the products and markets of the future.
This is all supported by our Innovation Architecture, which includes Accenture Research, Accenture Ventures and Accenture Labs as well as our Studios, Innovation Centers and Delivery Centers. Our research and thought leadership teams help identify market, technology and industry trends. Accenture Ventures partners with and invests in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. Within this, the Technology Incubation Group incubates and applies emerging technology innovation to business architectures, including blockchain, extended reality and quantum.
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
Our competitors include large multinational IT service providers, including the services arms of large global technology providers; off-shore IT service providers in lower-cost locations, particularly in India; accounting firms and consultancies that provide consulting and other IT services and solutions; solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agencies, engineering services providers and technology start-ups; and in-house IT departments of large corporations that use their own resources rather than engage an outside firm.
We believe Accenture competes successfully in the marketplace because:
•We are focused on delivering 360° value, which we define as the financial business case and unique value a client may be seeking, and striving to partner with our clients to achieve greater progress on inclusion and diversity, reskill our clients’ employees, help our clients achieve their sustainability goals, and create meaningful experiences, both with Accenture and for the customers and employees of our clients;
•We are a trusted partner with long-term client relationships and a proven track record for delivering on large, complex programs that drive tangible value;
•We provide a broad range of services with our unique approach to bring integrated service teams at scale and have a significant presence in every major geographic market, enabling us to leverage our global expertise in a local context and deliver tangible value;
•We have deep industry and cross-industry expertise, which enable us to accelerate value as clients transform their products, customer experiences and business operations;
•Our industry-leading Innovation Architecture—including Accenture Research, Accenture Ventures and Accenture Labs as well as our Studios, Innovation Centers and Delivery Centers—reflects our commitment to continuous innovation and enables us to rapidly identify, incubate, and scale emerging technology solutions for our clients;
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

ACCENTURE 2021 FORM 10-K	Item 1. Business	10
Information About Our Executive Officers
Our executive officers as of October 15, 2021 are as follows:

Gianfranco Casati, 62, became our chief executive officer—Growth Markets in January 2014. From September 2006 to January 2014, he served as our group chief executive—Products. From April 2002 to September 2006, Mr. Casati was managing director of the Products Europe operating unit. He also served as our country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising our offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 37 years.

Richard P. Clark, 60, became our chief transformation officer, business enablement in September 2021 and has served as our chief accounting officer since September 2013. Mr. Clark also served as our corporate controller from September 2010 to September 2021. Prior to that, Mr. Clark served as our senior managing director of investor relations from September 2006 to September 2010. Previously, he served as our finance director—Communications, Media & Technology from July 2001 to September 2006, and as our finance director—Resources from 1998 to July 2001. Mr. Clark has been with Accenture for 38 years.

Jo Deblaere, 59, became our chief operating officer in September 2009. Mr. Deblaere also served as our chief executive—Europe from January 2014 to February 2020. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 36 years.

Jimmy Etheredge, 58, became our chief executive officer—North America in September 2019. From December 2016 to September 2019, Mr. Etheredge served as senior managing director—U.S. Southeast, responsible for our business in 10 states, including the key markets of Atlanta, Charlotte and Washington, D.C. Previously, he served as senior managing director—Products in North America from 2011 until December 2016. Mr. Etheredge has been with Accenture for 36 years.

KC McClure, 56, became our chief financial officer in January 2019. From June 2018 to January 2019, she served as managing director—Finance Operations, where she led our finance operations across the entirety of our businesses. From December 2016 to May 2018, she served as our finance director—Communications, Media & Technology. Prior to assuming that role, she served as our head of investor relations from September 2010 to November 2016, and from March 2002 to August 2010, she served as our finance director—Health & Public Service. Ms. McClure has been with Accenture for 33 years.

Jean-Marc Ollagnier, 59, became our chief executive officer—Europe in March 2020. From March 2011 to March 2020, Mr. Ollagnier served as our group chief executive—Resources. From September 2006 to March 2011, Mr. Ollagnier led Resources in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 35 years.

ACCENTURE 2021 FORM 10-K	Item 1. Business	11

Ellyn J. Shook, 58, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of our Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 33 years.

Julie Sweet, 54, became chair of our Board of Directors in September 2021 and has served as our chief executive officer since September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 11 years and has served as a director since September 2019.

Joel Unruch, 43, became our general counsel in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch also served as our chief compliance officer from September 2019 to January 2020. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 10 years.

Organizational Structure
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
The Consolidated Financial Statements reflect the ownership interests in Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests percentage was less than 1% as of August 31, 2021. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 50 of our most senior leaders), senior managing directors and managing directors.

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	12
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price. Risks in this section are grouped in the following categories: (1) Business Risks; (2) Financial Risks; (3) Operational Risks; and (4) Legal and Regulatory Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.
Business Risks
The COVID-19 pandemic has impacted our business and operations, and the extent to which it will continue to do so and its impact on our future financial results are uncertain.
The COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have adversely impacted our operations and could in the future materially adversely impact our business, operations and financial results.
The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the duration and scope of the pandemic; the emergence and virulence of new variants, which may cause and impact the severity of additional outbreaks; how quickly and to what extent normal economic activity resumes; the availability and effectiveness of vaccines and treatments for COVID-19 globally; vaccination against COVID-19 as a condition of employment, as we have required in the U.S., or as a condition of entry to our or our clients’ offices; government, business and individuals’ actions in response to the pandemic; the impact on our ability to innovate; and the effect on our clients and client demand for our services and solutions.
The closures of our and our clients’ offices, and restrictions inhibiting our people’s ability to access those offices, disrupted our business and operations and may do so again in the future. In addition, our employees continue to face challenges in their well-being, given the additional financial, family and health burdens that many employees have experienced and could continue to experience because of the pandemic that may negatively impact our people’s mental and physical health, engagement and retention.
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
Global macroeconomic and geopolitical conditions affect our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and political conditions have in the past undermined and could in the future undermine business confidence in our significant markets and other markets, which are increasingly interdependent, causing our clients to reduce or defer their spending on new initiatives and technologies, and resulting in clients reducing, delaying or eliminating spending under existing contracts with us, which negatively affects our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and political volatility and uncertainty is particularly challenging because

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	13
it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of the COVID-19 pandemic, changes in global trade policies, increasing geopolitical tensions and trends such as populism and economic nationalism and their impact on us, our clients and the industries we serve, could continue to have a significant negative impact on our results of operations.
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
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth or contraction in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as artificial intelligence, augmented reality, automation, blockchain, Internet of Things, quantum and Edge computing, infrastructure and network engineering, intelligent connected products, digital engineering and manufacturing, and as-a-service solutions. As we expand our services and solutions into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.
Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud and as-a-service solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any shortfall.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	14
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
Our success is dependent, in large part, on our ability to keep our supply of market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. We must hire or reskill, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and will likely continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to incur increased costs, or be unable to fulfill client demand for our services and solutions.
We are particularly dependent on retaining members of Accenture Leadership with critical capabilities. If we are unable to do so, our ability to innovate, generate new business opportunities and effectively lead large and complex transformations and client relationships could be jeopardized. We depend on identifying, developing and retaining top talent to innovate and lead our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees may be limited. Our ability to expand in our key markets depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities.
Similarly, our profitability depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. The costs associated with recruiting and training employees are significant. If we are unable to effectively deploy our employees globally and remotely on a timely basis to fulfill the needs of our clients, our profitability could suffer. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects.
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
There is a risk that at certain points in time, we may have more personnel than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our resources, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of skills and resources in balance with client demand. At certain times and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, as demand for our services and solutions has escalated at a high rate, to hire and retain people with the skills necessary to meet demand we have and may continue to adjust compensation, which puts upward pressure on our costs and may adversely affect our profitability if we are unable to recover these increased costs. If we are not successful in these initiatives, our results of operations could be adversely affected.
We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, and as more of our employees are working remotely during the coronavirus pandemic, the risk of security incidents and cyberattacks has increased. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	15
vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. For example, as previously reported, during the fourth quarter of fiscal 2021, we identified irregular activity in one of our environments, which included the extraction of proprietary information by a third party, some of which was made available to the public by the third party. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled by or provided by us. To date these incidents have not had a material impact on our or our clients’ operations; however, there is no assurance that such impacts will not be material in the future, and such incidents have in the past and may in the future have the impacts discussed below.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or Accenture data, including personal data and proprietary information, and we expect these activities to increase, including through the use of artificial intelligence, the Internet of Things and analytics. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential client, vendor, alliance partner or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our software and IT supply chain or software-as-a-service providers, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, has and could in the future result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations — see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s GDPR, the California Consumer Privacy Act (and its successor the California Privacy Rights Act that will go into effect on January 1, 2023), as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Various privacy laws impose compliance obligations regarding the handling of personal data, including the cross-border transfer of data, and significant financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, civil lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client, third-party or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
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
•accounting firms and consultancies that provide consulting and other IT services and solutions;
•solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agencies, engineering services providers and technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models; and
•in-house IT departments of large corporations that use their own resources, rather than engage an outside firm.
Some competitors may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals, may be able to innovate and provide new services and solutions faster than

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	16
we can or may be able to anticipate the need for services and solutions before we do. Our competitors may also team together to create competing offerings.
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain markets, and may make executing our growth strategy to expand in these markets more challenging. Additionally, competitors may also offer more aggressive contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully and expand in the markets we currently serve. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with clients or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the services and solutions that we offer, or the clients that we serve. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers.
Our brand and reputation are also associated with our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our goals for sustainability and inclusion and diversity. Our disclosures on these matters and any failure to achieve our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts. In addition, positions we take or do not take on social issues may be unpopular with some of our employees or with our clients or potential clients, which may in the future impact our ability to attract or retain employees or clients. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.
There is a risk that negative or inaccurate information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements or could negatively impact our relationships with alliance partners, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	17
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
Financial Risks
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
•our ability to accurately estimate our service delivery costs, upon which our pricing is sometimes determined, including our ability to estimate the impact of inflation and foreign exchange on our service delivery costs over long-term contracts; and
•the procurement practices of clients and their use of third-party advisors.
Our profitability could suffer if we are not able to remain competitive. The competitive environment in our industry affects our ability to secure new contracts at our target economics in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have in winning new work in sufficient volumes and at our target pricing and overall economics. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing and impact our overall economics for the services or solutions we offer. Competitors may be willing, at times, to take on more risk or price contracts lower than us in an effort to enter the market or increase market share.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	18
assumptions that are later determined not to be achievable or accurate and could negatively impact our profit margins if not achieved. Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties or our clients to meet their commitments, or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. We are increasingly entering into contracts for large, complex client engagements to transform our clients’ businesses. These deals may involve transforming a client’s business, transitioning it to the cloud and updating their technology, while operating portions of their business, all in a compressed timeframe. The scale and complexity of these compressed transformational projects present risks in execution. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
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
In addition, our effective tax rate in the future could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing statutory tax rates, the expiration of current tax benefits, and changes in accounting principles, including the U.S. generally accepted accounting principles. Tax rates and policies in the jurisdictions in which we operate may change materially as a result of shifting economic, social and political conditions. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations.
The overall tax environment remains highly uncertain and increasingly complex. The European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. Countries around the world are also considering changes in their tax laws and regulations. In the U.S., various proposals to raise corporate income taxes are under active consideration. Individual countries across the globe and the European Union have either enacted or plan to enact digital taxes to impose incremental taxes on companies based on where ultimate users are located. The Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. There remains significant uncertainty around whether the various proposals will ultimately be enacted and, if enacted, the extent of their impact. Some of the proposals, if enacted, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
Although we expect to be able to rely on the tax treaty between the United States and Ireland, legislative or diplomatic action could be taken, or the treaty may be amended in such a way, that would prevent us from being able to rely on such treaty. Our inability to rely on the treaty would subject us to increased taxation or significant additional expense. In addition, congressional proposals could change the definition of a U.S. person for U.S. federal income tax purposes, which could also subject us to increased taxation. In addition, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in Ireland or other jurisdictions where we operate, including their treaties with Ireland or the United States. These changes could be exacerbated by economic, budget or other challenges facing Ireland or these other jurisdictions as a result of the ongoing COVID-19 pandemic, environmental or social concerns, or other matters.

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	19
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
As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described below could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedged exposure.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	20
Operational Risks
As a result of our geographically diverse operations and our growth strategy to continue to expand in our key markets around the world, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 50 countries around the world. One aspect of our growth strategy is to continue to expand in our key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and growth strategy, including pandemics, international hostilities, terrorist activities, natural disasters, security or data incidents and the concentration of our global delivery capability in India and the Philippines, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
Pandemics, international hostilities, terrorist activities, natural disasters, and infrastructure disruptions could prevent us from effectively serving our clients and thus significantly adversely affect our results of operations. Health emergencies or pandemics, including COVID-19; acts of terrorist violence; political and social unrest; regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, sea level rise, floods, droughts, wildfires and storms, occurrences of which may increase in frequency and severity as a result of climate change; or the threat of or perceived potential for these events; and other acts of god have had and could in the future have significantly negative impacts on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners, suppliers or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these types of events impact our ability to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network or cloud services at our facilities or in the areas where our people are working remotely, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security incidents involving, our facilities or systems, or those of our alliance partners, suppliers or clients, could also adversely affect our ability to conduct our business and serve our clients. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Accenture locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
We are unable to protect our people, facilities and systems, and those of our alliance partners, suppliers and clients, against all such occurrences. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur where large numbers of our people are located, or simultaneously affect our people in multiple locations around the world. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be significantly adversely affected.
Our global delivery capability is concentrated in India and the Philippines, which has and may continue to expose us to operational risks. Our business model is dependent on our global delivery capability. While our delivery centers are located throughout the world, we have based large portions of our delivery capability in India and the Philippines, where we have the largest and second largest number of our people located, respectively. Concentrating our global delivery capability in these locations presents a number of operational risks, including those discussed in this risk factor, many of which are beyond our control and which have been and may in the future be exacerbated by COVID-19. For example, there was a considerable increase in new COVID-19 cases in India during the third quarter of fiscal 2021 and in the Philippines during the fourth quarter of fiscal 2021. Our ability to deliver services to our clients was not materially impacted as we initiated business continuity procedures and took actions to support our people and their families. However, pandemics are unpredictable and we might not be as successful in mitigating these operational risks in the future.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2021, we had more than 624,000 employees worldwide. Our size and scale present significant management and organizational challenges. As our organization grows and evolves, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations, rate of new hires, and the significant percentage of our employees who have the option to work remotely or who have been required to work remotely because of COVID-19 pandemic related restrictions. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	21
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
We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. We have increased and may again in the future increase the amount of capital invested in such opportunities. These acquisitions and other transactions and investments involve challenges and risks, such as that we may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations.
Furthermore, we face risks in successfully integrating any businesses we might acquire, and these risks may be magnified by the size and number of transactions we have executed. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, enhancing controls, procedures and policies including those related to financial reporting, disclosure, and cyber and information security, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability as these costs and expenses grow along with the increased capital invested in such acquisitions and joint ventures. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, or from an acquisition’s controls related to financial reporting, disclosure, and cyber and information security environment. The number of transactions we execute annually may increase this risk. If any of these circumstances occurs, they could result in unexpected regulatory or legal exposure, including litigation with new or existing clients, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our relationships with clients and our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing working capital adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	22
businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Legal and Regulatory Risks
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
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, by contributing to the design, development and/or engineering of client products, or by providing various operational technology solutions, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In order to remain competitive, we increasingly enter into agreements based on our clients’ contract terms after conducting an assessment of the risk of doing so, which may expose us to additional risk. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the industry. We may commit to providing services or solutions that we are unable to deliver or whose delivery may reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. Moreover, as we expand our services and solutions into new areas, we may be exposed to additional and evolving risks specific to these new areas.
In addition, we engage in platform trust and safety services on behalf of clients, including content moderation, which could have a negative impact on our employees due to the nature of the materials they review. We have been subject to media coverage regarding our provision of these services as well as litigation related to the provision of these services, which may result in adverse judgments or settlements or government inquiries and investigations.
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
We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including ESG initiatives, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	23
to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting, information technology and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries, or failure to comply with applicable IT security or supply chain requirements, could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	24
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	25
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
Further, we rely on third-party software and other intellectual property in providing some of our services and solutions. If we lose our ability to continue using any such software or intellectual property for any reason, including because it is found to infringe the rights of others, we will need to obtain substitutes or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software or intellectual property effectively or in a timely and cost-effective manner could materially adversely affect our results of operations.
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

ACCENTURE 2021 FORM 10-K	Item 1A. Risk Factors	26
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

Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2021 FORM 10-K	Part II	27
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of October 1, 2021, there were 350 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 1, 2021, there were 15 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2021, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 22, 2021, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.97 per share on our Class A ordinary shares for shareholders of record at the close of business on October 14, 2021, payable on November 15, 2021. For the remainder of fiscal 2022, we expect to declare additional quarterly dividends in December 2021 and March and June 2022, to be paid in February, May and August 2022, respectively, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

ACCENTURE 2021 FORM 10-K	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	28
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2021. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2021 — June 30, 2021	1,178,674	$285.52	1,163,612	$3,847
July 1, 2021 — July 31, 2021	911,716	311.54	874,611	3,573
August 1, 2021 — August 31, 2021	896,540	325.97	876,889	3,286
Total (4)	2,986,930	$305.60	2,915,112
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2021, we purchased 2,915,112 Accenture plc Class A ordinary shares under this program for an aggregate price of $891 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2021, our aggregate available authorization for share purchases and redemptions was $3,286 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2021, the Board of Directors of Accenture plc has authorized an aggregate of $40.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 22, 2021, the Board of Directors of Accenture plc approved $3,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,286 million.
(4)During the fourth quarter of fiscal 2021, Accenture purchased 71,818 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

Item 6. [Reserved]

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2021” means the 12-month period that ended on August 31, 2021. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Accenture plc is a leading global professional services company, providing a broad range of services in strategy and consulting, interactive, technology and operations. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We help our clients build their digital core, transform their operations, and accelerate revenue growth—creating tangible value across their enterprises at speed and scale.
Highlights from fiscal 2021 compared with fiscal 2020 included:
•Revenues of $50.5 billion, representing 14% growth in U.S. dollars and 11% growth in local currency;
•New bookings of $59.3 billion, an increase of 20% in U.S. dollars;
•Operating margin of 15.1%, a 40 basis point expansion from fiscal 2020;
•R&D spend of $1.1 billion; and
•Cash returned to shareholders of $5.9 billion, including share purchases of $3.7 billion and dividends of $2.2 billion.
In fiscal 2021, the COVID-19 pandemic continued to impact our business operations and financial results. We saw strong demand across our business in the second half of the year as customers accelerated their digital transformation. Revenues for the second half of fiscal 2021 grew 22% in U.S. dollars and 18% in local currency compared to the same period in fiscal 2020.
Summary of Results
Revenues for fiscal 2021 increased 14% in U.S. dollars and 11% in local currency compared to fiscal 2020. This included the impact of a decline in reimbursable travel costs, which reduced revenues approximately 1%. During fiscal 2021, revenue growth in local currency was very strong in North America and Growth Markets and strong in Europe. We experienced local currency revenue growth that was very strong in Health & Public Service, Communications, Media & Technology, Financial Services and Products and slight in Resources. Revenue growth in local currency was very strong in outsourcing and strong in consulting during fiscal 2021. The business environment remained competitive. In many areas, our pricing, which we define as the contract profitability or margin on the work that we sell, was lower.
In our consulting business, revenues for fiscal 2021 increased 13% in U.S. dollars and 9% in local currency compared to fiscal 2020. This included the impact of a decline in reimbursable travel costs, which reduced consulting revenues

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
approximately 2%. Consulting revenue growth in local currency in fiscal 2021 was led by very strong growth in Growth Markets and strong growth in North America and Europe. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, revenues for fiscal 2021 increased 15% in U.S. dollars and 13% in local currency compared to fiscal 2020. Outsourcing revenue growth in local currency in fiscal 2021 was led by very strong growth in North America and Growth Markets and strong growth in Europe. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen, and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during fiscal 2021, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 3% higher than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2022 revenue growth in U.S. dollars will be approximately 0.5% lower than our revenue growth in local currency.
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
Utilization for fiscal 2021 was 93%, up from 90% in fiscal 2020. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 624,000 as of August 31, 2021, compared to 506,000 as of August 31, 2020. The year-over-year increase in our workforce reflects an overall increase in demand for our services and solutions, as well as people added in connection with acquisitions. For fiscal 2021, attrition, excluding involuntary terminations, was 14%, up from 12% in fiscal 2020. For the fourth quarter of fiscal 2021, annualized attrition, excluding involuntary terminations, was 19%, up from 17% in the third quarter of fiscal 2021. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of people to reduce the impact of compensation increases on our margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for fiscal 2021 was 32.4%, compared with 31.5% for fiscal 2020. The increase in gross margin for fiscal 2021 was due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs, including a one-time bonus for all employees below the managing director level in the second quarter of fiscal 2021.
Sales and marketing and General and administrative costs as a percentage of revenues were 17.3% for fiscal 2021, compared with 16.8% for fiscal 2020. For fiscal 2021 compared to fiscal 2020, Sales and marketing costs as a percentage of revenues increased 10 basis points and General and administrative costs as a percentage of revenues increased 40 basis points, primarily due to higher non-payroll costs.
Operating margin (Operating income as a percentage of revenues) for fiscal 2021 was 15.1%, compared with 14.7% for fiscal 2020.

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
During fiscal 2021 and 2020, we recorded gains of $271 million and $332 million and related tax expense of $41 million and $52 million, respectively, related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The effective tax rates for fiscal 2021 and 2020 were 22.8% and 23.5%, respectively. Absent the investment gains and related tax expense, our effective tax rates for fiscal 2021 and 2020 would have been 23.1% and 23.9%, respectively.
Diluted earnings per share were $9.16 for fiscal 2021, compared with $7.89 for fiscal 2020. The $230 million and $280 million gains on an investment, net of taxes, increased diluted earnings per share by $0.36 and $0.43 in fiscal 2021 and 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $8.80 and $7.46 for fiscal 2021 and 2020, respectively.
We have presented our effective tax rate and diluted earnings per share excluding the impact of gains related to an investment in fiscal 2021 and 2020, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period.
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
Bookings
New bookings for fiscal 2021 were $59.3 billion, with consulting bookings of $30.6 billion and outsourcing bookings of $28.7 billion, compared to $49.6 billion in fiscal 2020, with consulting bookings of $25.8 billion and outsourcing bookings of $23.7 billion.
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
The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Only the non-cancelable portion of these contracts is included in our remaining performance obligations disclosed in Note 2 (Revenues) to our Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data." Accordingly, a significant portion of what we consider contract bookings is not included in our remaining performance obligations.

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
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
Revenue Recognition
Determining the method and amount of revenue to recognize requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are distinct performance obligations and should be accounted for separately. Other judgments include determining whether performance obligations are satisfied over time or at a point in time and the selection of the method to measure progress towards completion.
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

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
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
In addition to reporting revenues by geographic market, we also report revenues by two types of work: consulting and outsourcing, which represent the services sold by our geographic markets. Consulting revenues, which include strategy, management and technology consulting and technology integration consulting, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Results of Operations for Fiscal 2021 Compared to Fiscal 2020
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Revenues for Fiscal
(in millions of U.S. dollars)	2021	2020			2021	2020
GEOGRAPHIC MARKETS
North America	$23,701	$20,982	13%	12%	47%	47%
Europe	16,749	14,402	16	8	33	32
Growth Markets	10,083	8,943	13	11	20	20
TOTAL REVENUES	$50,533	$44,327	14%	11%	100%	100%
INDUSTRY GROUPS (1)
Communications, Media & Technology	$10,286	$8,883	16%	14%	20%	20%
Financial Services	9,933	8,519	17	13	20	19
Health & Public Service	9,498	8,024	18	16	19	18
Products	13,954	12,287	14	10	28	28
Resources	6,863	6,614	4	1	14	15
TOTAL REVENUES	$50,533	$44,327	14%	11%	100%	100%
TYPE OF WORK
Consulting	$27,338	$24,227	13%	9%	54%	55%
Outsourcing	23,196	20,100	15	13	46	45
TOTAL REVENUES	$50,533	$44,327	14%	11%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
Revenues were impacted by a reduction of approximately 1% from a decline in revenues from reimbursable travel costs in fiscal 2021 across all markets. The following revenues commentary discusses local currency revenue changes for fiscal 2021 compared to fiscal 2020:
Geographic Markets
•North America revenues increased 12% in local currency, led by growth in Public Service, Software & Platforms and Banking & Capital Markets. These increases were partially offset by a decline in Energy. Revenue growth was driven by the United States.
•Europe revenues increased 8% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets, Software & Platforms, Industrial and Life Sciences. Revenue growth was driven by the United Kingdom, Italy, Germany and Switzerland.
•Growth Markets revenues increased 11% in local currency, led by growth in Banking & Capital Markets, Public Service and Consumer Goods, Retail & Travel Services. Revenue growth was driven by Japan.
Operating Expenses
Operating expenses for fiscal 2021 increased $5,098 million, or 13%, over fiscal 2020, and decreased as a percentage of revenues to 84.9% from 85.3% during this period.

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2021		2020		Increase (Decrease)
Operating Expenses	$42,912	84.9%	$37,813	85.3%	$5,098
Cost of services	34,169	67.6	30,351	68.5	3,818
Sales and marketing	5,288	10.5	4,626	10.4	662
General and administrative costs	3,454	6.8	2,837	6.4	618
Amounts in table may not total due to rounding.

Cost of Services
Cost of services for fiscal 2021 increased $3,818 million, or 13%, over fiscal 2020, and decreased as a percentage of revenues to 67.6% from 68.5% during this period. Gross margin for fiscal 2021 increased to 32.4% from 31.5% in fiscal 2020. The increase in gross margin for fiscal 2021 was primarily due to lower non-payroll costs, primarily for travel, partially offset by an increase in labor costs, including a one-time bonus for all employees below the managing director level in the second quarter of fiscal 2021.
Sales and Marketing
Sales and marketing expense for fiscal 2021 increased $662 million, or 14%, over fiscal 2020, and increased as a percentage of revenues to 10.5% from 10.4% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2021 increased $618 million, or 22%, over fiscal 2020, and increased as a percentage of revenues to 6.8% from 6.4% during this period. The increase as a percentage of revenues was primarily due to higher non-payroll costs.
Operating Income and Operating Margin
Operating income for fiscal 2021 increased $1,108 million, or 17%, over fiscal 2020. Operating margin for fiscal 2021 was 15.1%, compared with 14.7% for fiscal 2020.
Operating income and operating margin for each of the geographic markets are as follows:

	Fiscal
	2021		2020
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$3,908	16%	$3,170	15%	$738
Europe	2,236	13	1,799	12	437
Growth Markets	1,477	15	1,545	17	(67)
TOTAL	$7,622	15.1%	$6,514	14.7%	$1,108
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2021 was similar to that disclosed for revenue for each geographic market. The reduction in travel costs during fiscal 2021 had a favorable impact on operating income. In addition, during fiscal 2021 each geographic market’s operating income was unfavorably impacted by higher labor costs, including a one-time bonus in the second quarter of fiscal 2021 equal to one week of base pay for all employees below the managing director level. The commentary below provides insight into other factors affecting geographic market performance and operating income for fiscal 2021 compared with fiscal 2020:
•North America operating income increased primarily due to revenue growth, higher consulting contract profitability and lower sales and marketing costs as a percentage of revenues.
•Europe operating income increased primarily due to revenue growth and higher contract profitability.
•Growth Markets operating income decreased as revenue growth was offset by lower contract profitability and higher sales and marketing costs as a percentage of revenues.

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2021, other income (expense) decreased $59 million from fiscal 2020, primarily due to lower gains on investments, including lower gains related to our investment in Duck Creek Technologies, partially offset by lower foreign currency losses. For additional information on investments, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Income Tax Expense
The effective tax rate for fiscal 2021 was 22.8%, compared with 23.5% for fiscal 2020. Absent the $271 million and $332 million gains on an investment and related $41 million and $52 million in tax expense, our effective tax rates for fiscal 2021 and fiscal 2020 would have been 23.1% and 23.9%, respectively. The lower effective tax rate for fiscal 2021 was primarily due to changes in the geographic distribution of earnings. For additional information, see Note 11 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Earnings Per Share
Diluted earnings per share were $9.16 for fiscal 2021, compared with $7.89 for fiscal 2020. The $230 million and $280 million gains on an investment, net of taxes, increased diluted earnings per share by $0.36 and $0.43 in fiscal 2021 and 2020, respectively. Excluding the impact of these gains, diluted earnings per share would have been $8.80 and $7.46 for fiscal 2021 and 2020, respectively. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share	Fiscal 2021
FY20 As Reported	$7.89
Revenue and operating results	1.30
Lower effective tax rate	0.09
Lower share count	0.03
Net Income attributable to noncontrolling interests	(0.01)
Non-operating income	(0.07)
Lower gains on an investment, net of tax	(0.07)
FY21 As Reported	$9.16
Results of Operations for Fiscal 2020 Compared to Fiscal 2019
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
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
As of August 31, 2021, Cash and cash equivalents were $8.2 billion, compared with $8.4 billion as of August 31, 2020.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2021	2020
Net cash provided by (used in):
Operating activities	$8,975	$8,215	$760
Investing activities	(4,310)	(1,895)	(2,415)
Financing activities	(4,926)	(4,049)	(877)
Effect of exchange rate changes on cash and cash equivalents	14	17	(3)
Net increase (decrease) in cash and cash equivalents	$(247)	$2,288	$(2,536)
Amounts in table may not total due to rounding.
Operating activities: The $760 million increase in operating cash flows was due to higher net income, partially offset by changes in operating assets and liabilities.
Investing activities: The $2,415 million increase in cash used was due to higher spending on business acquisitions and investments, partially offset by increased proceeds from investments. For additional information, see Note 6 (Business Combinations) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $877 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Borrowing Facilities
See Note 10 (Borrowings and Indebtedness) and Note 8 (Leases) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2022. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by

ACCENTURE 2021 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
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

ACCENTURE 2021 FORM 10-K	Item 6A. Quantitative and Qualitative Disclosures About Market Risk	39
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, the most significant of which are U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/U.K. pound and U.S. dollar/Indian rupee, are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee and Euro/Indian rupee, typically have maturities not exceeding three years and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2021, it was anticipated that approximately $104 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $469 million and $592 million as of August 31, 2021 and 2020, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2021 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluations of privately held companies are based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2021.

ACCENTURE 2021 FORM 10-K	Item 6A. Quantitative and Qualitative Disclosures About Market Risk	40
We record our marketable equity securities not accounted for under the equity method at fair value based on readily determinable market values.
The carrying values of our investments accounted for under the equity method generally do not fluctuate based on market price changes; however, these investments could be impaired if the carrying value exceeds the fair value.

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

ACCENTURE 2021 FORM 10-K	Item 8A. Controls and Procedures	41
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

ACCENTURE 2021 FORM 10-K	Part III	42
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2021 Annual General Meeting of Shareholders filed with the SEC on December 10, 2020.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2022 Annual General Meeting of Shareholders of Accenture plc to be held on January 26, 2022 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2022 Annual General Meeting of Shareholders of Accenture plc to be held on January 26, 2022 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year covered by this Form 10-K.

ACCENTURE 2021 FORM 10-K	Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	43
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2021, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	14,362	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	16,639,608	(2)	—	19,465,854
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	20,557,490
Equity compensation plans not approved by shareholders	—		N/A	—
Total	16,653,970			40,023,344
(1)Consists of 14,362 restricted share units.
(2)Consists of 16,639,608 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2022 Annual General Meeting of Shareholders of Accenture plc to be held on January 26, 2022 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2022 Annual General Meeting of Shareholders of Accenture plc to be held on January 26, 2022 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year covered by this Form 10-K.

ACCENTURE 2021 FORM 10-K	Item 13. Principal Accountant Fees And Services	44
Item 14. Principal Accountant Fees And Services
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2022 Annual General Meeting of Shareholders of Accenture plc to be held on January 26, 2022 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year covered by this Form 10-K.

ACCENTURE 2021 FORM 10-K	Part IV	45
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2021 and August 31, 2020 and for the three years ended August 31, 2021—Included in Part II of this Form 10-K:
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

10.10*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)

ACCENTURE 2021 FORM 10-K	46

10.11*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the August 31, 2015 10-K)
10.12*	2012 Employment Contract between Accenture SAS and Jean-Marc Ollagnier, together with 2017 Addendum (incorporated by reference to Exhibit 10.1 to the November 30, 2020 10-Q)
10.13	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.14	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
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

10.17*	2015 Sub-plan for Restricted Share Units Granted in France (incorporated by reference to Exhibit 10.2 to the November 30, 2020 10-Q)
10.18*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2021 10-Q)
10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2019 10-Q)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2020 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2021 10-Q)

10.22*	Form of Fiscal 2019 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.3 to the November 30, 2020 10-Q)
10.23*	Form of Fiscal 2020 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.4 to the November 30, 2020 10-Q)
10.24*	Form of Fiscal 2021 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 28, 2021 10-Q)
10.25*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2019 10-Q)

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2020 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2021 10-Q)

10.28*	Form of Fiscal 2021 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 28, 2021 10-Q)
10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2020 10-Q)

10.30*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2021 10-Q)

10.31*	Form of Fiscal 2021 Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.8 to the February 28, 2021 10-Q)
10.32*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2020 10-Q)

10.33*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2021 10-Q)

10.34*
Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2020 10-Q)

10.35*	Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the November 30, 2020 10-Q)
10.36*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.28 to the August 31, 2020 10-K)
10.37*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.31 to the August 31, 2017 10-K)
10.38*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)

ACCENTURE 2021 FORM 10-K	47

23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2021 and August 31, 2020, (ii) Consolidated Income Statements for the years ended August 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2021, 2020 and 2019, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2021, 2020 and 2019, (v) Consolidated Cash Flows Statements for the years ended August 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2021 FORM 10-K	Signatures	48
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 15, 2021 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, KC McClure and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 15, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer, Chair of the Board and Director
Julie Sweet	(principal executive officer)

/s/ KC MCCLURE	Chief Financial Officer
KC McClure	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

/s/ GILLES C. PÉLISSON	Lead Director
Gilles C. Pélisson

/s/ JAIME ARDILA	Director
Jaime Ardila

ACCENTURE 2021 FORM 10-K	Signatures	49

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ BETH E. MOONEY	Director
Beth E. Mooney

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ FRANK K. TANG	Director
Frank K. Tang

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE 2021 FORM 10-K	Index To Consolidated Financial Statements	F-1
Accenture Plc
1

ACCENTURE 2021 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and subsidiaries (the Company) as of August 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases effective September 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, and related updates, which established Accounting Standards Codification Topic 842, Leases.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ACCENTURE 2021 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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

•the estimated costs to complete in relation to progress toward satisfying the Company’s performance obligations, based on internal and customer-facing information;

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

Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $1,344 million of unrecognized tax benefits as of August 31, 2021. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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

ACCENTURE 2021 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
October 15, 2021

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2021 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2021 and 2020

	August 31, 2021	August 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,168,174	$8,415,330
Short-term investments	4,294	94,309
Receivables and contract assets	9,728,212	7,846,892
Other current assets	1,765,831	1,393,225
Total current assets	19,666,511	17,749,756
NON-CURRENT ASSETS:
Contract assets	38,334	43,257
Investments	329,526	324,514
Property and equipment, net	1,639,105	1,545,568
Lease assets	3,182,519	3,183,346
Goodwill	11,125,861	7,709,820
Deferred contract costs	731,445	723,168
Deferred tax assets	4,007,130	4,153,146
Other non-current assets	2,455,412	1,646,018
Total non-current assets	23,509,332	19,328,837
TOTAL ASSETS	$43,175,843	$37,078,593
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$12,080	$7,820
Accounts payable	2,274,057	1,349,874
Deferred revenues	4,229,177	3,636,741
Accrued payroll and related benefits	6,747,853	5,083,950
Income taxes payable	423,400	453,542
Lease liabilities	744,164	756,057
Accrued consumption taxes	609,553	662,409
Other accrued liabilities	668,583	712,197
Total current liabilities	15,708,867	12,662,590
NON-CURRENT LIABILITIES:
Long-term debt	53,473	54,052
Deferred revenues	700,080	690,931
Retirement obligation	2,016,021	1,859,444
Deferred tax liabilities	243,636	179,703
Income taxes payable	1,105,896	930,695
Lease liabilities	2,696,917	2,667,584
Other non-current liabilities	553,839	534,421
Total non-current liabilities	7,369,862	6,916,830
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2021 and August 31, 2020	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 656,590,625 and 658,548,895 shares issued as of August 31, 2021 and August 31, 2020, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 512,655 and 527,509 shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively	—	—
Restricted share units	1,750,784	1,585,302
Additional paid-in capital	8,617,838	7,167,227
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2021 and August 31, 2020; Class A ordinary, 24,504,666 and 24,383,369 shares as of August 31, 2021 and August 31, 2020, respectively	(3,408,491)	(2,565,761)
Retained earnings	13,988,748	12,375,533
Accumulated other comprehensive loss	(1,419,497)	(1,561,837)
Total Accenture plc shareholders’ equity	19,529,454	17,000,536
Noncontrolling interests	567,660	498,637
Total shareholders’ equity	20,097,114	17,499,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,175,843	$37,078,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2021 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2021, 2020 and 2019

	2021	2020	2019
REVENUES:
Revenues	$50,533,389	$44,327,039	$43,215,013
OPERATING EXPENSES:
Cost of services	34,169,261	30,350,881	29,900,325
Sales and marketing	5,288,237	4,625,929	4,447,456
General and administrative costs	3,454,362	2,836,585	2,562,158
Total operating expenses	42,911,860	37,813,395	36,909,939
OPERATING INCOME	7,621,529	6,513,644	6,305,074
Interest income	33,365	69,331	87,508
Interest expense	(59,492)	(33,071)	(22,963)
Other income (expense), net	165,714	224,427	(117,822)
INCOME BEFORE INCOME TAXES	7,761,116	6,774,331	6,251,797
Income tax expense	1,770,571	1,589,018	1,405,556
NET INCOME	5,990,545	5,185,313	4,846,241
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(6,539)	(6,325)	(6,694)
Net income attributable to noncontrolling interests – other	(77,197)	(71,149)	(60,435)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$5,906,809	$5,107,839	$4,779,112
Weighted average Class A ordinary shares:
Basic	634,745,073	636,299,913	638,098,125
Diluted	645,909,042	647,797,003	650,204,873
Earnings per Class A ordinary share:
Basic	$9.31	$8.03	$7.49
Diluted	$9.16	$7.89	$7.36
Cash dividends per share	$3.52	$3.20	$2.92
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2021 FORM 10-K		F-7

Consolidated Statements of Comprehensive Income
For the Years Ended August 31, 2021, 2020 and 2019

	2021	2020	2019
NET INCOME	$5,990,545	$5,185,313	$4,846,241
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	35,215	197,696	(132,707)
Defined benefit plans	55,265	57,100	(253,039)
Cash flow hedges	51,811	24,721	123,003
Investments	49	(777)	(1,663)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	142,340	278,740	(264,406)
Other comprehensive income (loss) attributable to noncontrolling interests	1,117	8,243	(6,749)
COMPREHENSIVE INCOME	$6,134,002	$5,472,296	$4,575,086

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$6,049,149	$5,386,579	$4,514,706
Comprehensive income attributable to noncontrolling interests	84,853	85,717	60,380
COMPREHENSIVE INCOME	$6,134,002	$5,472,296	$4,575,086
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2021 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2021, 2020 and 2019

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2018	$57	40	$15	663,328	$—	656	$1,234,623	$4,870,764	$(2,116,948)	(24,333)	$7,952,413	$(1,576,171)	$10,364,753	$359,835	$10,724,588
Cumulative effect adjustment											2,134,818		2,134,818	3,158	2,137,976
Net income											4,779,112		4,779,112	67,129	4,846,241
Other comprehensive income (loss)												(264,406)	(264,406)	(6,749)	(271,155)
Purchases of Class A shares								3,302	(2,669,336)	(16,431)			(2,666,034)	(3,302)	(2,669,336)
Cancellation of treasury shares				(17,599)				(326,092)	2,745,321	17,599	(2,419,229)		—		—
Share-based compensation expense							1,023,794	69,459					1,093,253		1,093,253
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(47)		(21,768)					(21,768)	(10)	(21,778)
Issuances of Class A ordinary shares for employee share programs				9,010			(903,526)	1,219,600	652,587	4,160	(121,250)		847,411	1,034	848,445
Dividends							57,012				(1,918,737)		(1,861,725)	(2,628)	(1,864,353)
Other, net								(10,817)			14,411		3,594	216	3,810
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2021 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2021, 2020 and 2019

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											5,107,839		5,107,839	77,474	5,185,313
Other comprehensive income (loss)												278,740	278,740	8,243	286,983
Purchases of Class A shares								3,116	(2,894,253)	(14,730)			(2,891,137)	(3,116)	(2,894,253)
Cancellation of treasury shares				(5,526)				(108,670)	1,056,145	5,526	(947,475)		—		—
Share-based compensation expense							1,118,284	79,522					1,197,806		1,197,806
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(81)		(21,594)					(21,594)		(21,594)
Issuances of Class A shares for employee share programs				9,336			(1,022,144)	1,409,627	660,723	3,786	(93,912)		954,294	1,014	955,308
Dividends							77,259				(2,112,457)		(2,035,198)	(2,535)	(2,037,733)
Other, net								778					778	(1,126)	(348)
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2021 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2021, 2020 and 2019

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											5,906,809		5,906,809	83,736	5,990,545
Other comprehensive income (loss)												142,340	142,340	1,117	143,457
Purchases of Class A shares								3,622	(3,693,747)	(13,957)			(3,690,125)	(3,622)	(3,693,747)
Cancellation of treasury shares				(10,263)				(255,809)	2,105,666	10,263	(1,849,857)		—		—
Share-based compensation expense							1,253,679	89,272					1,342,951		1,342,951
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(15)		(9,377)					(9,377)		(9,377)
Issuances of Class A shares for employee share programs				8,305			(1,176,967)	1,617,702	745,351	3,572	(121,343)		1,064,743	1,032	1,065,775
Dividends							88,770				(2,322,394)		(2,233,624)	(2,470)	(2,236,094)
Other, net								5,201					5,201	(10,770)	(5,569)
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2021 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2021, 2020 and 2019

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,990,545	$5,185,313	$4,846,241
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	1,891,242	1,773,124	892,760
Share-based compensation expense	1,342,951	1,197,806	1,093,253
Deferred tax expense (benefit)	60,930	170,951	(96,360)
Other, net	(342,849)	(243,867)	(87,522)
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	(1,471,613)	721,500	(526,297)
Other current and non-current assets	(591,836)	(503,482)	(489,817)
Accounts payable	825,472	(359,682)	177,186
Deferred revenues, current and non-current	554,830	236,207	258,067
Accrued payroll and related benefits	1,445,010	(7,845)	386,930
Income taxes payable, current and non-current	111,795	55,198	(162,916)
Other current and non-current liabilities	(841,329)	(10,071)	335,428
Net cash provided by (used in) operating activities	8,975,148	8,215,152	6,626,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(580,132)	(599,132)	(599,009)
Purchases of businesses and investments, net of cash acquired	(4,171,123)	(1,531,599)	(1,193,071)
Proceeds from sales of businesses and investments	413,553	230,393	27,951
Other investing, net	27,936	5,819	8,553
Net cash provided by (used in) investing activities	(4,309,766)	(1,894,519)	(1,755,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,065,775	955,308	848,445
Purchases of shares	(3,703,124)	(2,915,847)	(2,691,114)
Proceeds from (repayments of) long-term debt, net	(7,798)	(6,719)	(4,772)
Cash dividends paid	(2,236,094)	(2,037,733)	(1,864,353)
Other, net	(45,096)	(44,101)	(55,377)
Net cash provided by (used in) financing activities	(4,926,337)	(4,049,092)	(3,767,171)
Effect of exchange rate changes on cash and cash equivalents	13,799	16,936	(38,713)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(247,156)	2,288,477	1,065,493
CASH AND CASH EQUIVALENTS, beginning of period	8,415,330	6,126,853	5,061,360
CASH AND CASH EQUIVALENTS, end of period	$8,168,174	$8,415,330	$6,126,853
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$36,132	$28,493	$22,624
Income taxes paid, net	$1,566,753	$1,360,030	$1,587,273
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture plc is a leading global professional services company, providing a broad range of services in strategy and consulting, interactive, technology and operations. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We help our clients build their digital core, transform their operations, and accelerate revenue growth—creating tangible value across their enterprises at speed and scale.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries.
The shares of Accenture Canada Holdings Inc. held by persons other than us are treated as a noncontrolling interest in the Consolidated Financial Statements. The noncontrolling interests percentage was less than 1% as of August 31, 2021 and 2020, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2021” means the 12-month period that ended on August 31, 2021. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Revenue Recognition
We account for revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-13

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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-14

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
Allowance for Credit Losses—Client Receivables and Contract Assets
We record our client receivables at their face amounts less allowances. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of August 31, 2021 and 2020, total allowances recorded for credit losses recorded for client receivables and contract assets was $32,206 and $40,277, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Investments
All available-for-sale securities and liquid investments with an original maturity greater than three months but less than one year are considered to be Short-term investments. Non-current investments consist of equity securities in publicly-traded and privately-held companies and are accounted for using either the equity or fair value measurement alternative method of accounting (for investments without readily determinable fair values). Investments are periodically assessed for other-than-

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-15

temporary impairment. If an investment is deemed to have experienced an other-than-temporary decline below its basis, we reduce the carrying amount of the investment to its estimated fair value.
Our non-current investments are as follows:

	August 31, 2021	August 31, 2020
Equity method investments	$184,157	$240,446
Investments without readily determinable fair values	145,369	84,068
Total non-current investments	$329,526	$324,514
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of August 31, 2021, the carrying amount of our investment was $162,775, and the estimated fair value of our approximately 16% ownership was $854,823. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.
For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Depreciation and Amortization
See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for fiscal 2021 and 2020, respectively.

	Fiscal
	2021	2020
Depreciation	$512,051	$482,054
Amortization—Deferred transition	297,216	300,680
Amortization—Intangible assets	312,706	239,664
Operating lease cost	765,232	749,233
Other	4,037	1,493
Total depreciation, amortization and other	$1,891,242	$1,773,124
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2021 or 2020, as each reportable segment’s estimated fair value substantially exceeded its carrying value.
Long-Lived Assets
Long-lived assets, including deferred contract costs and identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-16

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
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2021	2020	2019
Research and development costs	$1,118,320	$870,611	$799,734
Advertising costs (1)	171,883	57,658	85,521
Provision for (release of) doubtful accounts (2)	6,199	147	974
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowance for Credit Losses - Client Receivables and Contract Assets.”
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-17

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $23 billion and $20 billion as of August 31, 2021 and 2020, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 70% of our remaining performance obligations as of August 31, 2021 as revenue in fiscal 2022, an additional 14% in fiscal 2023, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for both fiscal 2021 and 2020.
Contract Balances
Deferred transition revenues were $700,080 and $690,931 as of August 31, 2021 and 2020, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $731,445 and $723,168 as of August 31, 2021 and 2020, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2021, 2020 and 2019 was $297,216, $300,680 and $274,814, respectively.
The following table provides information about the balances of our Receivables, Contract assets and Contract liabilities (Deferred revenues):

	As of August 31, 2021	As of August 31, 2020
Receivables, net of allowance	$8,796,992	$7,192,110
Contract assets (current)	931,220	654,782
Receivables and contract assets (current)	9,728,212	7,846,892
Contract assets (non-current)	38,334	43,257
Deferred revenues (current)	4,229,177	3,636,741
Deferred revenues (non-current)	700,080	690,931
Changes in the contract asset and liability balances during fiscal 2021, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2021 that were included in Deferred revenues as of August 31, 2020 were $3.3 billion. Revenues recognized during fiscal 2020 that were included in Deferred revenues as of August 31, 2019 were $2.8 billion.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-18

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2021	2020	2019
Basic Earnings per share
Net income attributable to Accenture plc	$5,906,809	$5,107,839	$4,779,112
Basic weighted average Class A ordinary shares	634,745,073	636,299,913	638,098,125
Basic earnings per share	$9.31	$8.03	$7.49
Diluted Earnings per share
Net income attributable to Accenture plc	$5,906,809	$5,107,839	$4,779,112
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	6,539	6,325	6,694
Net income for diluted earnings per share calculation	$5,913,348	$5,114,164	$4,785,806
Basic weighted average Class A ordinary shares	634,745,073	636,299,913	638,098,125
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	702,567	787,429	892,654
Diluted effect of employee compensation related to Class A ordinary shares	10,344,620	10,599,773	11,111,679
Diluted effect of share purchase plans related to Class A ordinary shares	116,782	109,888	102,415
Diluted weighted average Class A ordinary shares	645,909,042	647,797,003	650,204,873
Diluted earnings per share	$9.16	$7.89	$7.36
(1)Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-19

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2021	2020	2019
Foreign currency translation
Beginning balance	$(1,010,279)	$(1,207,975)	$(1,075,268)
Foreign currency translation	36,562	207,566	(138,680)
Income tax benefit (expense)	(346)	(1,719)	(607)
Portion attributable to noncontrolling interests	(1,001)	(8,151)	6,580
Foreign currency translation, net of tax	35,215	197,696	(132,707)
Ending balance	(975,064)	(1,010,279)	(1,207,975)

Defined benefit plans
Beginning balance	(615,223)	(672,323)	(419,284)
Actuarial gains (losses)	(50,166)	22,414	(379,090)
Pension settlement	39,016	3,757	793
Prior service costs arising during the period	27,570	—	(2,105)
Reclassifications into net periodic pension and post-retirement expense	49,864	55,035	32,985
Income tax benefit (expense)	(10,959)	(24,041)	94,052
Portion attributable to noncontrolling interests	(60)	(65)	326
Defined benefit plans, net of tax	55,265	57,100	(253,039)
Ending balance	(559,958)	(615,223)	(672,323)

Cash flow hedges
Beginning balance	63,714	38,993	(84,010)
Unrealized gain (loss)	168,244	72,437	209,017
Reclassification adjustments into Cost of services	(102,676)	(48,545)	(48,333)
Income tax benefit (expense)	(13,701)	857	(37,522)
Portion attributable to noncontrolling interests	(56)	(28)	(159)
Cash flow hedges, net of tax	51,811	24,721	123,003
Ending balance (1)	115,525	63,714	38,993

Investments
Beginning balance	(49)	728	2,391
Unrealized gain (loss)	49	(778)	(1,970)
Income tax benefit (expense)	—	—	305
Portion attributable to noncontrolling interests	—	1	2
Investments, net of tax	49	(777)	(1,663)
Ending balance	—	(49)	728

Accumulated other comprehensive loss	$(1,419,497)	$(1,561,837)	$(1,840,577)
(1)As of August 31, 2021, $103,549 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-20

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2021	August 31, 2020
Buildings and land	$60	$61
Computers, related equipment and software	2,052,408	1,978,380
Furniture and fixtures	470,624	456,136
Leasehold improvements	1,528,462	1,424,722
Property and equipment, gross	4,051,554	3,859,299
Total accumulated depreciation	(2,412,449)	(2,313,731)
Property and equipment, net	$1,639,105	$1,545,568
Depreciation expense for fiscal 2021, 2020 and 2019 was $512,051, $482,054 and $440,796, respectively.

6. Business Combinations
We completed a number of individually immaterial acquisitions during fiscal 2021, 2020 and 2019. These acquisitions were completed primarily to expand our services and solutions offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2021	2020	2019
Total consideration	$4,109,145	$1,513,910	$1,170,044
Goodwill	3,388,948	1,352,839	920,696
Intangible assets	983,910	377,060	282,144
The intangible assets primarily consist of customer-related intangibles, which are being amortized over one to fifteen years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-21

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2019	Additions/ Adjustments	Foreign Currency Translation	August 31, 2020	Additions/ Adjustments	Foreign Currency Translation	August 31, 2021
GEOGRAPHIC MARKETS
North America	$3,973,356	$628,458	$2,627	$4,604,441	$2,010,303	$3,454	$6,618,198
Europe	1,569,223	420,413	148,452	2,138,088	1,179,932	11,726	3,329,746
Growth Markets	662,971	289,598	14,722	967,291	205,469	5,157	1,177,917
Total	$6,205,550	$1,338,469	$165,801	$7,709,820	$3,395,704	$20,337	$11,125,861
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2020			August 31, 2021
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$1,319,332	$(495,367)	$823,965	$2,068,156	$(654,460)	$1,413,696
Technology	150,765	(55,543)	95,222	250,481	(54,391)	196,090
Patents	129,295	(66,954)	62,341	126,202	(66,650)	59,552
Other	82,676	(34,986)	47,690	70,407	(28,807)	41,600
Total	$1,682,068	$(652,850)	$1,029,218	$2,515,246	$(804,308)	$1,710,938
Total amortization related to our intangible assets was $312,706, $239,664 and $177,150 for fiscal 2021, 2020 and 2019, respectively. Estimated future amortization related to intangible assets held as of August 31, 2021 is as follows:

Fiscal Year	Estimated Amortization
2022	$352,776
2023	286,589
2024	260,069
2025	237,270
2026	191,099
Thereafter	383,135
Total	$1,710,938

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-22

8. Leases
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
When we are the lessee, all leases are recognized as lease liabilities and associated lease assets on the Consolidated Balance Sheet. Lease liabilities represent our obligation to make payments arising from the lease. Lease assets represent our right to use an underlying asset for the lease term and may also include advance payments, initial direct costs, or lease incentives. Payments that depend upon an index or rate, such as the Consumer Price Index (CPI), are included in the recognition of lease assets and liabilities at the commencement-date rate. Other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost, are recognized in the Consolidated Income Statement in the period incurred.
As of August 31, 2021 and 2020, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

	Fiscal
	2021	2020
Operating lease cost	$765,232	$749,233
Variable lease cost	176,426	181,612
Sublease income	(23,717)	(27,192)
	$917,941	$903,653
Supplemental information related to operating lease transactions is as follows:

	Fiscal
	2021	2020
Lease liability payments	$753,167	$725,892
Lease assets obtained in exchange for liabilities	599,866	592,026
As of August 31, 2021 and 2020, our operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 3.9% and 4.2%, respectively.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-23

The following maturity analysis presents future undiscounted cash outflows (inflows) for operating leases as of August 31, 2021:

	Lease Payments	Sublease Receipts
2022	$757,020	$(13,029)
2023	667,204	(12,088)
2024	558,848	(10,787)
2025	448,858	(8,288)
2026	335,658	(7,269)
Thereafter	1,144,549	(19,895)
Total lease payments (receipts)	$3,912,137	$(71,356)
Less interest	(471,056)
Total lease liabilities	$3,441,081
As of August 31, 2021, we have entered into leases that have not yet commenced with future lease payments of $282 million that are not reflected in the table above. These leases are primarily related to office real estate and will commence in fiscal 2022 with lease terms of up to 16 years.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-24

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $211,988 as of August 31, 2021.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2021 was $18,066.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2021 and 2020, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net gains of $102,676, $48,545 and $48,333 during fiscal 2021, 2020 and 2019, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2021, 2020 and 2019, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2021, 2020 or 2019.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-25

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net gains of $15,370, and $111,623 for fiscal 2021 and 2020, respectively, and a net loss of $112,113 for fiscal 2019. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2021	August 31, 2020
Assets
Cash Flow Hedges
Other current assets	$109,416	$75,871
Other non-current assets	70,250	50,914
Other Derivatives
Other current assets	32,322	27,964
Total assets	$211,988	$154,749
Liabilities
Cash Flow Hedges
Other accrued liabilities	$5,867	$13,614
Other non-current liabilities	8,585	13,576
Other Derivatives
Other accrued liabilities	3,614	11,828
Total liabilities	$18,066	$39,018
Total fair value	$193,922	$115,731
Total notional value	$10,045,903	$9,600,691
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

	August 31, 2021	August 31, 2020
Net derivative assets	$193,936	$129,520
Net derivative liabilities	14	13,789
Total fair value	$193,922	$115,731

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-26

10. Borrowings and Indebtedness
As of August 31, 2021, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$3,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,200,031	—
Local guaranteed and non-guaranteed lines of credit (3)	247,261	—
Total	$4,447,292	$—
(1)On April 26, 2021, we replaced our $1,000,000 syndicated 5-year credit facility and $1,000,000 syndicated 364-day credit facility with a new $3,000,000 syndicated credit facility maturing on April 24, 2026. This facility provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2021, we had no borrowings under the facility.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2021 and 2020, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2021 and 2020, we had no borrowings under these various facilities, respectively.
Under the borrowing facilities described above, we had an aggregate of $695,139 and $487,795 of letters of credit outstanding as of August 31, 2021 and 2020, respectively. In addition, we had total outstanding debt of $65,553 and $61,872 as of August 31, 2021 and 2020, respectively.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-27

11. Income Taxes

	Fiscal
	2021	2020	2019
Current taxes
U.S. federal	$218,064	$99,280	$159,578
U.S. state and local	95,662	26,425	86,113
Non-U.S.	1,395,915	1,292,362	1,256,225
Total current tax expense	1,709,641	1,418,067	1,501,916
Deferred taxes
U.S. federal	7,767	21,532	(143,217)
U.S. state and local	(5,400)	8,525	(39,588)
Non-U.S.	58,563	140,894	86,445
Total deferred tax (benefit) expense	60,930	170,951	(96,360)
Total	$1,770,571	$1,589,018	$1,405,556
The components of Income before income taxes are as follows:

	Fiscal
	2021	2020	2019
U.S. sources	$1,597,820	$1,352,968	$853,173
Non-U.S. sources	6,163,296	5,421,363	5,398,624
Total	$7,761,116	$6,774,331	$6,251,797
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal
	2021	2020 (2)	2019 (2)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local taxes, net	1.2	1.2	1.0
Non-U.S. operations taxed at other rates	1.1	1.2	1.6
Final determinations (1)	(1.7)	(1.9)	(3.4)
Other net activity in unrecognized tax benefits	2.8	2.4	3.2
Excess tax benefits from share based payments	(2.1)	(1.9)	(1.2)
Other, net	0.5	1.5	0.3
Effective income tax rate	22.8%	23.5%	22.5%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
(2)Prior period amounts have been reclassified to conform with the current period presentation.
As of August 31, 2021, we had not recognized a deferred tax liability on approximately $1,900,000 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $100,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2022 and 2031. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $37,000, $38,000 and $95,000 in fiscal 2021, 2020 and 2019, respectively.
The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2021, 2020, or 2019.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-28

The components of our deferred tax assets and liabilities included the following:

	August 31, 2021	August 31, 2020 (1)
Deferred tax assets
Pensions	$474,934	$443,231
Revenue recognition	120,990	115,287
Compensation and benefits	726,430	574,349
Share-based compensation	355,157	334,061
Tax credit carryforwards	915,382	659,835
Net operating loss carryforwards	196,611	159,506
Deferred amortization deductions	857,441	828,098
Indirect effects of unrecognized tax benefits	285,768	279,105
Licenses and other intangibles	1,533,152	1,752,612
Leases	704,200	729,787
Other	305,575	280,883
Total deferred tax assets	6,475,640	6,156,754
Valuation allowance	(1,001,245)	(757,799)
Deferred tax assets, net of valuation allowance	5,474,395	5,398,955
Deferred tax liabilities
Investments in subsidiaries	(142,635)	(169,752)
Intangibles	(480,588)	(298,181)
Leases	(648,419)	(669,005)
Property and equipment	(92,271)	(56,218)
Other	(346,988)	(232,356)
Total deferred tax liabilities	(1,710,901)	(1,425,512)
Net deferred tax assets	$3,763,494	$3,973,443
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $1,001,245 and $757,799 as of August 31, 2021 and 2020, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2021 and 2020, we recorded net increases of $243,446 and $151,034 in the valuation allowance, respectively, primarily related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2021 of $915,382, of which $25,858 will expire between 2022 and 2031, $52 will expire between 2032 and 2041, and $889,472 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2021 of $903,589. Of this amount, $86,729 expires between 2022 and 2031, $100,270 expires between 2032 and 2041, and $716,590 has an indefinite carryforward period.
As of August 31, 2021, we had $1,344,460 of unrecognized tax benefits, of which $1,028,090, if recognized, would favorably affect our effective tax rate. As of August 31, 2020, we had $1,238,945 of unrecognized tax benefits, of which $934,183, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2021 and 2020 of $316,370 and $304,762, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-29

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2021	2020
Balance, beginning of year	$1,238,945	$1,233,014
Additions for tax positions related to the current year	187,741	168,938
Additions for tax positions related to prior years	115,518	58,977
Reductions for tax positions related to prior years	(133,349)	(177,812)
Statute of limitations expirations	(62,614)	(51,477)
Settlements with tax authorities	(3,374)	(11,602)
Foreign currency translation	1,593	18,907
Balance, end of year	$1,344,460	$1,238,945
For the year ended August 31, 2021, some of the additions for tax positions related to prior years are for items that had no net impact to the consolidated financial statements.
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2021, 2020 and 2019, we recognized expense of $35,285, $21,140 and $8,645 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $166,846 ($151,184, net of tax benefits) and $129,597 ($118,533, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2021 and 2020, respectively.
We have participated in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”) program since fiscal 2016. CAP tax years are examined by the IRS on a contemporaneous basis so that most issues are resolved prior to filing the tax return. We are currently under audit in numerous state and non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to income tax audits by those taxing authorities for years before 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $300,000 or increase by approximately $420,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-30

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2021		August 31, 2020		August 31, 2019		August 31, 2021	August 31, 2020	August 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	2.50%	2.41%	2.50%	2.27%	3.00%	2.24%	2.53%	2.51%	3.00%
Discount rate for determining net periodic pension expense	2.50%	2.27%	3.00%	2.24%	4.00%	3.29%	2.51%	3.00%	3.98%
Long term rate of return on plan assets	3.50%	2.63%	4.25%	2.81%	4.25%	3.02%	3.06%	3.45%	3.18%
Rate of increase in future compensation for determining projected benefit obligation	2.09%	4.48%	2.21%	4.04%	2.23%	4.02%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.21%	4.04%	2.23%	4.02%	2.23%	3.67%	N/A	N/A	N/A
Interest crediting rate for determining projected benefit obligation	N/A	0.77%	N/A	0.68%	N/A	0.69%	N/A	N/A	N/A
Interest crediting rate for determining net periodic pension expense	N/A	0.68%	N/A	0.69%	N/A	1.47%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.2% for the plan year ending August 31, 2022. The rate is assumed to decrease on a straight-line basis to 4.0% for the plan year ending August 31, 2046 and remain at that level thereafter.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-31

Pension and Postretirement Expense
Pension expense for fiscal 2021, 2020 and 2019 was $169,471, $168,367 and $137,030, respectively. Postretirement expense for fiscal 2021, 2020 and 2019 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2021 and 2020 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2021		August 31, 2020		August 31, 2021	August 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$408,266	$2,357,405	$383,557	$2,166,377	$649,328	$576,596
Service cost	2,579	113,882	3,080	108,871	25,307	22,142
Interest cost	7,628	47,692	9,771	44,395	13,775	15,647
Participant contributions	—	13,241	—	12,521	—	—
Acquisitions/divestitures/transfers	—	117,422	—	14	—	—
Amendments	—	(21,356)	—	—	(6,214)	—
Curtailment	—	(1,381)	—	—	—	—
Pension settlement	—	(211,506)	—	(188)	—	—
Actuarial (gain) loss	3,731	45,063	26,495	(12,278)	60,095	46,630
Benefits paid	(15,876)	(124,531)	(14,637)	(94,136)	(9,357)	(12,115)
Exchange rate impact	—	1,189	—	131,829	1,337	428
Benefit obligation, end of year	$406,328	$2,337,120	$408,266	$2,357,405	$734,271	$649,328
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$281,189	$1,355,707	$257,280	$1,214,062	$31,826	$31,920
Actual return on plan assets	5,481	88,056	27,911	46,815	481	2,079
Acquisitions/divestitures/transfers	—	94,635	—	—	—	—
Employer contributions	20,858	97,217	10,635	88,068	9,600	9,942
Participant contributions	—	13,241	—	12,521	—	—
Pension settlement	—	(211,506)	—	—	—	—
Benefits paid	(15,876)	(124,531)	(14,637)	(94,136)	(9,357)	(12,115)
Exchange rate impact	—	13,440	—	89,049	—	—
Other	—	—	—	(672)	—	—
Fair value of plan assets, end of year	$291,652	$1,326,259	$281,189	$1,355,707	$32,550	$31,826
Funded status, end of year	$(114,676)	$(1,010,861)	$(127,077)	$(1,001,698)	$(701,721)	$(617,502)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$9,543	$166,478	$3,232	$67,341	$—	$—
Current liabilities	(10,651)	(53,097)	(10,213)	(42,990)	(1,266)	(1,169)
Non-current liabilities	(113,568)	(1,124,242)	(120,096)	(1,026,049)	(700,455)	(616,333)
Funded status, end of year	$(114,676)	$(1,010,861)	$(127,077)	$(1,001,698)	$(701,721)	$(617,502)

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-32

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2021 and 2020 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2021		August 31, 2020		August 31, 2021	August 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$109,433	$525,172	$108,796	$605,635	$208,784	$160,067
Prior service (credit) cost	—	(2,704)	—	20,056	7,080	15,114
Accumulated other comprehensive loss, pre-tax	$109,433	$522,468	$108,796	$625,691	$215,864	$175,181
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2021 and 2020 is as follows:

	August 31, 2021		August 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$401,527	$1,989,178	$401,822	$2,135,566
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2021 and 2020:

	Pension Plans				Postretirement Plans
	August 31, 2021		August 31, 2020		August 31, 2021	August 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$124,219	$1,716,981	$130,309	$1,644,895	$734,271	$649,328
Fair value of plan assets	—	539,641	—	575,857	32,550	31,826

	August 31, 2021		August 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$124,219	$1,321,965	$130,309	$1,438,234
Fair value of plan assets	—	379,567	—	575,857
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-33

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
Plan Assets
Our target allocation for fiscal 2022 and weighted-average plan assets allocations as of August 31, 2021 and 2020 by asset category for defined benefit pension plans are as follows:

	2022 Target Allocation		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	25%	—%	21%	—%	19%
Debt securities	100	51	98	51	96	59
Cash and short-term investments	—	4	2	4	4	2
Insurance contracts	—	13	—	16	—	16
Other	—	7	—	8	—	4
Total	100%	100%	100%	100%	100%	100%
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
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-34

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2021 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$273,541	$—	$273,541
Fixed Income
Non-U.S. government debt securities	183,891	—	—	183,891
Non-U.S. corporate debt securities	15,624	—	—	15,624
Mutual fund debt securities	—	484,182	—	484,182
Cash and short-term investments	48,825	—	—	48,825
Insurance contracts	—	79,227	130,934	210,161
Other	—	110,035	—	110,035
Total	$248,340	$946,985	$130,934	$1,326,259
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $324,202 in Level 2 assets, primarily made up of U.S. corporate debt securities of $204,650 and U.S. government, state and local debt securities of $67,373.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2021:

Level 3 Assets	Fiscal 2021
Beginning balance	$140,305
Changes in fair value	(9,371)
Ending Balance	$130,934
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2020 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$259,776	$—	$259,776
Fixed Income
Non-U.S. government debt securities	163,602	—	—	163,602
Non-U.S. corporate debt securities	20,639	—	—	20,639
Mutual fund debt securities	—	611,028	—	611,028
Cash and short-term investments	13,858	14,509	—	28,367
Insurance contracts	—	79,575	140,305	219,880
Other	—	52,415	—	52,415
Total	$198,099	$1,017,303	$140,305	$1,355,707
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $313,015 in Level 2 assets, primarily made up of U.S. corporate debt securities of $185,981 and U.S. government, state and local debt securities of $75,583.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2020:

Level 3 Assets	Fiscal 2020
Beginning balance	$133,421
Changes in fair value	6,884
Ending Balance	$140,305

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-35

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $124,621 in fiscal 2022 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2022 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2022	$16,114	$122,740	$13,372
2023	16,940	124,082	14,536
2024	17,746	120,748	15,959
2025	18,604	128,567	17,396
2026	19,350	126,114	19,058
2027-2031	105,408	644,379	124,117
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $646,519, $557,888 and $530,501 in fiscal 2021, 2020 and 2019, respectively.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-36

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by our shareholders in 2020 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 114,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2021, there were 19,465,854 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2021	2020	2019
Total share-based compensation expense included in Net income	$1,342,951	$1,197,806	$1,093,253
Income tax benefit related to share-based compensation included in Net income	486,980	430,290	356,062
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2021 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2020	17,739,931	$164.62
Granted (1)	6,862,406	263.83
Vested (2)	(7,225,755)	160.05
Forfeited	(1,141,197)	183.47
Nonvested balance as of August 31, 2021	16,235,385	$207.26
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2021, 2020 and 2019 was $263.83, $206.05 and $144.52, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2021, 2020 and 2019 was $1,156,501, $1,066,622 and $914,206, respectively.
As of August 31, 2021, there was $1,267,761 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.2 years. As of August 31, 2021, there were 418,585 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-37

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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2021, we had issued 69,442,510 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 4,486,288, 5,410,497 and 5,433,817 shares to employees in fiscal 2021, 2020 and 2019, respectively, under the 2010 ESPP.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-38

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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2021, our aggregate available authorization was $3,286,216 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-39

Our share purchase activity during fiscal 2021 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	11,299,959	$3,019,169	—	$—
Other share purchase programs	—	—	34,213	9,377
Other purchases (2)	2,656,764	674,578	—	—
Total	13,956,723	$3,693,747	34,213	$9,377
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2021, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Cancellation of Treasury Shares
During fiscal 2021, we cancelled 10,262,593 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $2,105,666. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during fiscal 2021 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 13, 2020	$0.88	October 13, 2020	$557,419	October 9, 2020	$633	$558,052
February 12, 2021	0.88	January 14, 2021	560,425	January 12, 2021	617	561,042
May 14, 2021	0.88	April 15, 2021	558,455	April 13, 2021	615	559,070
August 13, 2021	0.88	July 15, 2021	557,325	July 13, 2021	605	557,930
Total Dividends			$2,233,624		$2,470	$2,236,094
The payment of cash dividends includes the net effect of $88,770 of additional restricted stock units being issued as a part of our share plans, which resulted in 312,815 restricted share units being issued.
Subsequent Events
On September 22, 2021, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.97 per share on our Class A ordinary shares for shareholders of record at the close of business on October 14, 2021, payable on November 15, 2021. The payment of the cash dividend will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
On September 22, 2021, the Board of Directors of Accenture plc approved $3,000,000 in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,286,216.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-40

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
As of August 31, 2021 and 2020, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $885,000 and $832,000, respectively, of which all but approximately $78,000 and $87,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2021, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-41

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
Our three reportable segments are our geographic markets, which are North America, Europe and Growth Markets. Amounts are attributed to geographic markets based on where clients are located. Information regarding our geographic markets is as follows:

Fiscal 2021	North America	Europe	Growth Markets	Total
Revenues	$23,701,341	$16,749,484	$10,082,564	$50,533,389
Depreciation and amortization (1)	379,105	403,802	344,656	1,127,563
Operating income	3,907,883	2,236,462	1,477,184	7,621,529
Net assets as of August 31 (2)	1,859,445	2,860,604	848,684	5,568,733
Property & equipment, net	537,392	455,862	645,851	1,639,105
Fiscal 2020
Revenues	$20,982,253	$14,402,142	$8,942,644	$44,327,039
Depreciation and amortization (1)	348,761	341,245	332,393	1,022,399
Operating income	3,169,648	1,799,431	1,544,565	6,513,644
Net assets as of August 31 (2)	2,585,659	1,079,904	620,083	4,285,646
Property & equipment, net	499,976	389,968	655,624	1,545,568
Fiscal 2019
Revenues (3)	$19,986,136	$14,695,749	$8,533,128	$43,215,013
Depreciation and amortization (1)	303,762	294,902	294,096	892,760
Operating income	3,107,437	2,013,245	1,184,392	6,305,074
Net assets as of August 31 (2)	2,923,320	1,355,827	814,358	5,093,505
Property & equipment, net	395,782	354,491	640,893	1,391,166
(1)Amounts include depreciation on property and equipment and amortization of intangible assets and deferred contract costs controlled by each reportable segment, as well as an allocation for amounts they do not directly control.
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
Our business in the United States represented 45%, 45% and 44% of our consolidated revenues during fiscal 2021, 2020 and 2019, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 2% of our consolidated revenues during fiscal 2021 and 1% during fiscal 2020 and 2019.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-42

We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2021	August 31, 2020	August 31, 2019
United States	27%	27%	26%
India	17	18	18
Ireland	7	7	7
Revenues by industry group and type of work are as follows:

	Fiscal
	2021	2020	2019
INDUSTRY GROUPS (1)
Communications, Media & Technology	$10,285,549	$8,883,264	$8,757,338
Financial Services	9,932,523	8,518,894	8,494,630
Health & Public Service	9,498,234	8,023,651	7,161,657
Products	13,954,337	12,287,050	12,026,239
Resources	6,862,746	6,614,180	6,775,149
Total	$50,533,389	$44,327,039	$43,215,013
TYPE OF WORK
Consulting	$27,337,699	$24,227,024	$24,177,428
Outsourcing	23,195,690	20,100,015	19,037,585
Total	$50,533,389	$44,327,039	$43,215,013
(1)Effective September 1, 2020, we revised the reporting of our industry groups to include amounts previously reported in Other. Prior period amounts have been reclassified to conform with the current period presentation.

Table of Contents	Notes To Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2021 FORM 10-K		F-43

17. Quarterly Data (unaudited)

Fiscal 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$11,762,185	$12,088,125	$13,263,795	$13,419,284	$50,533,389
Cost of services	7,863,889	8,492,893	8,859,411	8,953,068	34,169,261
Operating income	1,890,669	1,653,515	2,118,656	1,958,689	7,621,529
Net income	1,522,057	1,461,493	1,569,572	1,437,423	5,990,545
Net income attributable to Accenture plc	1,500,276	1,440,859	1,549,426	1,416,248	5,906,809
Weighted average Class A ordinary shares:
—Basic	634,271,482	635,993,980	635,203,753	633,546,144	634,745,073
—Diluted	646,879,735	646,321,916	645,454,021	645,287,973	645,909,042
Earnings per Class A ordinary share:
—Basic	$2.37	$2.27	$2.44	$2.24	$9.31
—Diluted	$2.32	$2.23	$2.40	$2.20	$9.16

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$11,358,958	$11,141,505	$10,991,305	$10,835,271	$44,327,039
Cost of services	7,711,199	7,782,334	7,462,617	7,394,731	30,350,881
Operating income	1,767,263	1,488,945	1,712,733	1,544,703	6,513,644
Net income	1,375,168	1,252,082	1,252,639	1,305,424	5,185,313
Net income attributable to Accenture plc	1,356,968	1,234,740	1,228,202	1,287,929	5,107,839
Weighted average Class A ordinary shares:
—Basic	635,722,309	637,485,626	636,146,240	635,887,742	636,299,913
—Diluted	649,389,444	648,833,880	645,607,914	647,867,307	647,797,003
Earnings per Class A ordinary share:
—Basic	$2.13	$1.94	$1.93	$2.03	$8.03
—Diluted	$2.09	$1.91	$1.90	$1.99	$7.89