Form 10-Q
period 2021-11-30
Accenture plc
filed 2021-12-16
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 7, 2021 was 658,332,779 (which number includes 26,332,043 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 7, 2021 was 508,155.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3
Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
November 30, 2021 and August 31, 2021

	November 30, 2021	August 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,637,117	$8,168,174
Short-term investments	6,968	4,294
Receivables and contract assets	11,120,401	9,728,212
Other current assets	1,857,166	1,765,831
Total current assets	18,621,652	19,666,511
NON-CURRENT ASSETS:
Contract assets	41,612	38,334
Investments	325,714	329,526
Property and equipment, net	1,654,065	1,639,105
Lease assets	3,157,065	3,182,519
Goodwill	12,395,904	11,125,861
Deferred contract costs	751,939	731,445
Deferred tax assets	4,036,565	4,007,130
Other non-current assets	2,690,227	2,455,412
Total non-current assets	25,053,091	23,509,332
TOTAL ASSETS	$43,674,743	$43,175,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$9,089	$12,080
Accounts payable	2,210,163	2,274,057
Deferred revenues	4,006,078	4,229,177
Accrued payroll and related benefits	6,445,109	6,747,853
Income taxes payable	547,883	423,400
Lease liabilities	738,285	744,164
Accrued consumption taxes	612,154	609,553
Other accrued liabilities	663,246	668,583
Total current liabilities	15,232,007	15,708,867
NON-CURRENT LIABILITIES:
Long-term debt	55,884	53,473
Deferred revenues	701,629	700,080
Retirement obligation	2,045,443	2,016,021
Deferred tax liabilities	320,163	243,636
Income taxes payable	1,144,011	1,105,896
Lease liabilities	2,674,020	2,696,917
Other non-current liabilities	562,928	553,839
Total non-current liabilities	7,504,078	7,369,862
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2021 and August 31, 2021	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 658,332,779 and 656,590,625 shares issued as of November 30, 2021 and August 31, 2021, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 508,155 and 512,655 shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively	—	—
Restricted share units	1,931,366	1,750,784
Additional paid-in capital	9,097,934	8,617,838
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2021 and August 31, 2021; Class A ordinary, 26,247,335 and 24,504,666 shares as of November 30, 2021 and August 31, 2021, respectively	(4,079,625)	(3,408,491)
Retained earnings	15,110,688	13,988,748
Accumulated other comprehensive loss	(1,707,236)	(1,419,497)
Total Accenture plc shareholders’ equity	20,353,199	19,529,454
Noncontrolling interests	585,459	567,660
Total shareholders’ equity	20,938,658	20,097,114
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,674,743	$43,175,843
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4
Consolidated Income Statements
For the Three Months Ended November 30, 2021 and 2020
(Unaudited)

	2021	2020
REVENUES:
Revenues	$14,965,153	$11,762,185
OPERATING EXPENSES:
Cost of services	10,048,364	7,863,889
Sales and marketing	1,454,425	1,227,176
General and administrative costs	1,028,070	780,451
Total operating expenses	12,530,859	9,871,516
OPERATING INCOME	2,434,294	1,890,669
Interest income	6,050	10,685
Interest expense	(11,183)	(8,854)
Other income (expense), net	(23,029)	94,367
INCOME BEFORE INCOME TAXES	2,406,132	1,986,867
Income tax expense	586,402	464,810
NET INCOME	1,819,730	1,522,057
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,934)	(1,700)
Net income attributable to noncontrolling interests – other	(26,772)	(20,081)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,791,024	$1,500,276
Weighted average Class A ordinary shares:
Basic	632,280,932	634,271,482
Diluted	644,922,661	646,879,735
Earnings per Class A ordinary share:
Basic	$2.83	$2.37
Diluted	$2.78	$2.32
Cash dividends per share	$0.97	$0.88
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three Months Ended November 30, 2021 and 2020
(Unaudited)

	2021	2020
NET INCOME	$1,819,730	$1,522,057
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(220,763)	67,312
Defined benefit plans	(12,961)	10,881
Cash flow hedges	(54,015)	4,393
Investments	—	49
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(287,739)	82,635
Other comprehensive income (loss) attributable to noncontrolling interests	(5,672)	1,461
COMPREHENSIVE INCOME	$1,526,319	$1,606,153

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,503,285	$1,582,911
Comprehensive income attributable to noncontrolling interests	23,034	23,242
COMPREHENSIVE INCOME	$1,526,319	$1,606,153
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended November 30, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											1,791,024		1,791,024	28,706	1,819,730
Other comprehensive income (loss)												(287,739)	(287,739)	(5,672)	(293,411)
Purchases of Class A shares								824	(842,842)	(2,435)			(842,018)	(824)	(842,842)
Share-based compensation expense							317,552	48,139					365,691		365,691
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(2,524)					(2,524)		(2,524)
Issuances of Class A shares for employee share programs				1,742			(163,251)	430,539	171,708	693	(30,260)		408,736	394	409,130
Dividends							26,281				(638,824)		(612,543)	(665)	(613,208)
Other, net								3,118					3,118	(4,140)	(1,022)
Balance as of November 30, 2021	$57	40	$15	658,333	$—	508	$1,931,366	$9,097,934	$(4,079,625)	(26,287)	$15,110,688	$(1,707,236)	$20,353,199	$585,459	$20,938,658
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended November 30, 2020
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											1,500,276		1,500,276	21,781	1,522,057
Other comprehensive income (loss)												82,635	82,635	1,461	84,096
Purchases of Class A shares								765	(768,395)	(3,341)			(767,630)	(765)	(768,395)
Share-based compensation expense							270,226	41,095					311,321		311,321
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(1)		(500)					(500)		(500)
Issuances of Class A shares for employee share programs				1,970			(153,073)	343,783	170,315	825	(22,462)		338,563	328	338,891
Dividends							19,226				(576,645)		(557,419)	(633)	(558,052)
Other, net								(1,281)					(1,281)	(1,094)	(2,375)
Balance as of November 30, 2020	$57	40	$15	660,519	$—	527	$1,721,681	$7,551,089	$(3,163,841)	(26,939)	$13,276,702	$(1,479,202)	$17,906,501	$519,715	$18,426,216
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		8

Consolidated Cash Flows Statements
For the Three Months Ended November 30, 2021 and 2020
(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,819,730	$1,522,057
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	500,865	468,200
Share-based compensation expense	365,691	311,321
Deferred tax expense (benefit)	(30,191)	(19,096)
Other, net	(70,482)	(103,806)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,354,195)	(594,475)
Other current and non-current assets	(220,522)	(18,129)
Accounts payable	(58,561)	148,495
Deferred revenues, current and non-current	(150,685)	(151,356)
Accrued payroll and related benefits	(276,965)	48,385
Income taxes payable, current and non-current	188,972	34,755
Other current and non-current liabilities	(182,786)	(43,506)
Net cash provided by (used in) operating activities	530,871	1,602,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(181,671)	(93,115)
Purchases of businesses and investments, net of cash acquired	(1,735,028)	(503,843)
Proceeds from sales of businesses and investments	87	149,002
Other investing, net	4,031	1,549
Net cash provided by (used in) investing activities	(1,912,581)	(446,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	409,130	338,891
Purchases of shares	(845,366)	(768,895)
Proceeds from (repayments of) long-term debt, net	(3,448)	(82)
Cash dividends paid	(613,208)	(558,052)
Other, net	(16,568)	(11,313)
Net cash provided by (used in) financing activities	(1,069,460)	(999,451)
Effect of exchange rate changes on cash and cash equivalents	(79,887)	21,686
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,531,057)	178,673
CASH AND CASH EQUIVALENTS, beginning of period	8,168,174	8,415,330
CASH AND CASH EQUIVALENTS, end of period	$5,637,117	$8,594,003
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$387,161	$344,628
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		9

1. Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on October 15, 2021.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2022.
Allowance for Credit Losses - Client Receivables and Contract Assets
As of November 30, 2021 and August 31, 2021, the total allowance for credit losses recorded for client receivables and contract assets was $32,521 and $32,206, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	November 30, 2021	August 31, 2021
Equity method investments	$177,119	$184,157
Investments without readily determinable fair values	148,595	145,369
Total non-current investments	$325,714	$329,526
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of November 30, 2021, the carrying amount of our investment was $156,574, and the estimated fair value of our approximately 16% ownership was $524,113. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		10

Depreciation and Amortization
As of November 30, 2021 and August 31, 2021, total accumulated depreciation was $2,466,716 and $2,412,449, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three months ended November 30, 2021 and 2020, respectively.

	Three Months Ended
	November 30, 2021	November 30, 2020 (1)
Depreciation	$138,793	$133,918
Amortization - Deferred transition	67,206	81,356
Amortization - Intangible assets	102,542	67,207
Operating lease cost	190,242	184,372
Other	2,082	1,347
Total depreciation, amortization and other	$500,865	$468,200
(1)Prior period amounts have been reclassified to conform with the current period presentation.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2021-08 ("Topic 805")
On September 1, 2021, we early adopted FASB ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. The adoption did not have a material impact on our Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $23 billion as of November 30, 2021 and August 31, 2021. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 65% of our remaining performance obligations as of November 30, 2021 as revenue in fiscal 2022, an additional 19% in fiscal 2023, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2021 and 2020, respectively.
Contract Balances
Deferred transition revenues were $701,629 and $700,080 as of November 30, 2021 and August 31, 2021, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $751,939 and $731,445 as of November 30, 2021 and August 31, 2021, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of November 30, 2021	As of August 31, 2021
Receivables	$10,032,721	$8,796,992
Contract assets (current)	1,087,680	931,220
Receivables and contract assets, net of allowance (current)	11,120,401	9,728,212
Contract assets (non-current)	41,612	38,334
Deferred revenues (current)	4,006,078	4,229,177
Deferred revenues (non-current)	701,629	700,080
Changes in the contract asset and liability balances during the three months ended November 30, 2021, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2021 that were included in Deferred revenues as of August 31, 2021 were $2.5 billion. Revenues recognized during the three months ended November 30, 2020 that were included in Deferred revenues as of August 31, 2020 were $2.0 billion.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	November 30, 2021	November 30, 2020
Basic earnings per share
Net income attributable to Accenture plc	$1,791,024	$1,500,276
Basic weighted average Class A ordinary shares	632,280,932	634,271,482
Basic earnings per share	$2.83	$2.37
Diluted earnings per share
Net income attributable to Accenture plc	$1,791,024	$1,500,276
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,934	1,700
Net income for diluted earnings per share calculation	$1,792,958	$1,501,976
Basic weighted average Class A ordinary shares	632,280,932	634,271,482
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	682,916	718,767
Diluted effect of employee compensation related to Class A ordinary shares	11,727,163	11,633,343
Diluted effect of share purchase plans related to Class A ordinary shares	231,650	256,143
Diluted weighted average Class A ordinary shares	644,922,661	646,879,735
Diluted earnings per share	$2.78	$2.32
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2021	November 30, 2020
Foreign currency translation
Beginning balance	$(975,064)	$(1,010,279)
Foreign currency translation	(227,093)	67,443
Income tax benefit (expense)	730	1,313
Portion attributable to noncontrolling interests	5,600	(1,444)
Foreign currency translation, net of tax	(220,763)	67,312
Ending balance	(1,195,827)	(942,967)

Defined benefit plans
Beginning balance	(559,958)	(615,223)
Reclassifications into net periodic pension and post-retirement expense	(17,548)	13,595
Income tax benefit (expense)	4,573	(2,702)
Portion attributable to noncontrolling interests	14	(12)
Defined benefit plans, net of tax	(12,961)	10,881
Ending balance	(572,919)	(604,342)

Cash flow hedges
Beginning balance	115,525	63,714
Unrealized gain (loss)	(33,108)	25,364
Reclassification adjustments into Cost of services	(27,734)	(20,895)
Income tax benefit (expense)	6,769	(71)
Portion attributable to noncontrolling interests	58	(5)
Cash flow hedges, net of tax	(54,015)	4,393
Ending balance (1)	61,510	68,107

Investments
Beginning balance	—	(49)
Unrealized gain (loss)	—	49
Investments, net of tax	—	49
Ending balance	—	—

Accumulated other comprehensive loss	$(1,707,236)	$(1,479,202)
(1)As of November 30, 2021, $68,742 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

5. Business Combinations
During the three months ended November 30, 2021, we completed individually immaterial acquisitions for total consideration of $1,751,636, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2021	Additions/ Adjustments	Foreign Currency Translation	November 30, 2021
North America	$6,618,198	$352,336	$(2,148)	$6,968,386
Europe	3,329,746	938,313	(147,409)	4,120,650
Growth Markets	1,177,917	153,567	(24,616)	1,306,868
Total	$11,125,861	$1,444,216	$(174,173)	$12,395,904
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2021			November 30, 2021
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,068,156	$(654,460)	$1,413,696	$2,312,672	$(671,490)	$1,641,182
Technology	250,481	(54,391)	196,090	265,686	(64,069)	201,617
Patents	126,202	(66,650)	59,552	125,629	(65,825)	59,804
Other	70,407	(28,807)	41,600	75,851	(33,006)	42,845
Total	$2,515,246	$(804,308)	$1,710,938	$2,779,838	$(834,390)	$1,945,448
Total amortization related to our intangible assets was $102,542 and $67,207 for the three months ended November 30, 2021 and 2020, respectively. Estimated future amortization related to intangible assets held as of November 30, 2021 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2022	$327,351
2023	331,705
2024	300,775
2025	277,514
2026	231,903
Thereafter	476,200
Total	$1,945,448

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

7. Shareholders’ Equity
Dividends
Our dividend activity during the three months ended November 30, 2021 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2021	$0.97	October 14, 2021	$612,543	October 12, 2021	$665	$613,208
The payment of cash dividends includes the net effect of $26,281 of additional restricted stock units being issued as a part of our share plans, which resulted in 66,486 restricted share units being issued.
Subsequent Event
On December 15, 2021, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.97 per share on our Class A ordinary shares for shareholders of record at the close of business on January 13, 2022 payable on February 15, 2022.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2021 and 2020, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $23,479 and net gains of $28,324 for the three months ended November 30, 2021 and 2020, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	November 30, 2021	August 31, 2021
Assets
Cash Flow Hedges
Other current assets	$76,213	$109,416
Other non-current assets	44,558	70,250
Other Derivatives
Other current assets	20,587	32,322
Total assets	$141,358	$211,988
Liabilities
Cash Flow Hedges
Other accrued liabilities	$7,471	$5,867
Other non-current liabilities	10,160	8,585
Other Derivatives
Other accrued liabilities	18,763	3,614
Total liabilities	$36,394	$18,066
Total fair value	$104,964	$193,922
Total notional value	$9,618,821	$10,045,903
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

	November 30, 2021	August 31, 2021
Net derivative assets	$109,900	$193,936
Net derivative liabilities	4,936	14
Total fair value	$104,964	$193,922

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2021 and 2020 were 24.4% and 23.4%, respectively. Absent the $119,700 gain on our investment in Duck Creek Technologies and related $22,906 in tax expense, our effective tax rate for the three months ended November 30, 2020 would have been 23.7%. The effective tax rate for the three months ended November 30, 2021 was higher primarily due to tax expense from adjustments to prior year tax liabilities, partially offset by changes in the geographic distribution of earnings and higher tax benefits from share-based payments.

10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2021 and August 31, 2021, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $867,000 and $885,000, respectively, of which all but approximately $76,000 and $78,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of November 30, 2021, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended
	November 30, 2021	November 30, 2020
GEOGRAPHIC MARKETS
North America	$6,907,215	$5,480,963
Europe	5,100,068	3,967,408
Growth Markets	2,957,870	2,313,814
Total Revenues	$14,965,153	$11,762,185
INDUSTRY GROUPS
Communications, Media & Technology	$3,083,605	$2,333,645
Financial Services	2,917,720	2,346,291
Health & Public Service	2,730,034	2,211,889
Products	4,281,587	3,206,125
Resources	1,952,207	1,664,235
Total Revenues	$14,965,153	$11,762,185
TYPE OF WORK
Consulting	$8,392,409	$6,332,572
Outsourcing	6,572,744	5,429,613
Total Revenues	$14,965,153	$11,762,185

	Operating Income
	Three Months Ended
	November 30, 2021	November 30, 2020
GEOGRAPHIC MARKETS
North America	$1,244,417	$888,809
Europe	744,856	629,430
Growth Markets	445,021	372,430
Total Operating Income	$2,434,294	$1,890,669

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2021, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2021.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2022” means the 12-month period that will end on August 31, 2022. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to:
Business Risks
•The COVID-19 pandemic has impacted our business and operations, and the extent to which it will continue to do so and its impact on our future financial results are uncertain.
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
•If we are unable to match people and skills with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
•We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
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

Financial Risks
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
Operational Risks
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
Legal and Regulatory Risks
•Our business could be materially adversely affected if we incur legal liability.
•Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
We saw very strong demand across our business in the first quarter of fiscal 2022 as our clients continue their digital transformations. Highlights from the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 included:
•Revenues of $15.0 billion, representing 27% growth in both U.S. dollars and local currency;
•New bookings of $16.8 billion, an increase of 30% in both U.S. dollars and local currency;
•Operating margin of 16.3%, a 20 basis point expansion; and
•Cash returned to shareholders of $1.5 billion, including share purchases of $845 million and dividends of $613 million.
Revenues for the first quarter of fiscal 2022 increased 27% in both U.S. dollars and local currency compared to the first quarter of fiscal 2021. During the first quarter of fiscal 2022, revenue growth in local currency was very strong across all geographic markets, industry groups and types of work. The business environment remained competitive. In many areas, our pricing, which we define as the contract profitability or margin on the work that we sell, improved.
In our consulting business, revenues for the first quarter of fiscal 2022 increased 33% in U.S. dollars and 32% in local currency compared to the first quarter of fiscal 2021. Consulting revenue in local currency for the first quarter of fiscal 2022 was driven by very strong growth in Growth Markets, Europe and North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, revenues for the first quarter of fiscal 2022 increased 21% in both U.S. dollars and local currency compared to the first quarter of fiscal 2021. Outsourcing revenue in local currency for the first quarter of fiscal 2022 was driven by very strong growth in North America, Growth Markets and Europe. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. The majority of our revenues are denominated in currencies other than the U.S. dollar, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, resulting in minimal currency translation impact. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2022, we estimate that our full fiscal 2022 revenue growth in U.S. dollars will be approximately 3% lower than our revenue growth in local currency.
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
Utilization for the first quarter of fiscal 2022 was 92%, down from 93% in the first quarter of fiscal 2021. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 674,000 as of November 30, 2021, compared to approximately 514,000 as of November 30, 2020. The year-over-year increase in our workforce reflects an overall increase in demand for our services and solutions, as well as people added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2022 was 17%, compared to 9% in the first quarter of fiscal 2021. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

terminations as a means to match people and skills with client demand. In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of people to reduce the impact of compensation increases on our margin. During fiscal 2021, we adjusted compensation in line with the increasing market relevant pay around the world. In addition, due to strong demand for our services in the first quarter, we are hiring significantly more people at a time when compensation is increasing, as compared to prior years. We are increasing our pricing and changing the mix of people to reduce the impact of these compensation increases on our margin; however, the impact of the pricing improvements is lagging the impact of these compensation increases. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the first quarter of fiscal 2022 was 32.9%, compared with 33.1% for the first quarter of fiscal 2021. The decrease in gross margin for the first quarter of fiscal 2022 was due to higher labor, including increased usage of subcontractors, and higher acquisition-related costs, partially offset by a decrease in non-payroll costs compared to the same period in fiscal 2021.
Sales and marketing and General and administrative costs as a percentage of revenues was 16.6% for the first quarter of fiscal 2022, compared with 17.1% for the first quarter of fiscal 2021. For the first quarter of fiscal 2022, compared to the same period in fiscal 2021, Sales and marketing costs decreased 70 basis points due to lower business development costs as a percentage of revenues and General and administrative costs increased 30 basis points due to higher non-payroll costs as a percentage of revenues.
Operating margin (Operating income as a percentage of revenues) for the first quarter of fiscal 2022 was 16.3%, compared with 16.1% for the first quarter of fiscal 2021.
During the first quarter of fiscal 2021, we recorded gains of $120 million and tax expense of $23 million related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the first quarter of fiscal 2022 and 2021 were 24.4% and 23.4%, respectively. Absent the investment gains and related tax expense, our effective tax rate for the first quarter of fiscal 2021 would have been 23.7%.
Diluted earnings per share were $2.78 for the first quarter of fiscal 2022, compared with $2.32 for the first quarter of fiscal 2021. The $97 million investment gains, net of taxes, increased diluted earnings per share by $0.15 during the first quarter of fiscal 2021. Excluding the impact of these gains, diluted earnings per share would have been $2.17 for the first quarter of fiscal 2021.
We have presented our effective tax rate and diluted earnings per share for the first quarter of fiscal 2021, excluding the impact of the investment gains, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period.
New Bookings
New bookings for the first quarter of fiscal 2022 were $16.8 billion, with consulting bookings of $9.4 billion and outsourcing bookings of $7.4 billion. New bookings for the first quarter of fiscal 2021 were $12.9 billion, with consulting bookings of $6.6 billion and outsourcing bookings of $6.3 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Results of Operations for the Three Months Ended November 30, 2021 Compared to the Three Months Ended November 30, 2020
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	November 30, 2021	November 30, 2020			November 30, 2021	November 30, 2020
GEOGRAPHIC MARKETS
North America	$6,907	$5,481	26%	26%	46%	47%
Europe	5,100	3,967	29	28	34	34
Growth Markets	2,958	2,314	28	30	20	20
Total	$14,965	$11,762	27%	27%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$3,084	$2,334	32%	32%	21%	20%
Financial Services	2,918	2,346	24	24	19	20
Health & Public Service	2,730	2,212	23	23	18	19
Products	4,282	3,206	34	34	29	27
Resources	1,952	1,664	17	17	13	14
Total	$14,965	$11,762	27%	27%	100%	100%
TYPE OF WORK
Consulting	$8,392	$6,333	33%	32%	56%	54%
Outsourcing	6,573	5,430	21	21	44	46
Total	$14,965	$11,762	27%	27%	100%	100%
Amounts in table may not total due to rounding.
Revenues
The following revenues commentary discusses local currency revenue changes for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021:
Geographic Markets
•North America revenues increased 26% in local currency, led by growth in Public Service, Software & Platforms and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United States.
•Europe revenues increased 28% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Industrial and Banking & Capital Markets. Revenue growth was driven by Germany, the United Kingdom, France and Italy.
•Growth Markets revenues increased 30% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets and Public Service. Revenue growth was driven by Japan and Australia.
Operating Expenses
Operating expenses for the first quarter of fiscal 2022 increased $2,659 million, or 27%, over the first quarter of fiscal 2021, and decreased as a percentage of revenues to 83.7% from 83.9% during this period.
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2021		November 30, 2020		Increase (Decrease)
Operating Expenses	$12,531	83.7%	$9,872	83.9%	$2,659
Cost of services	10,048	67.1	7,864	66.9	2,184
Sales and marketing	1,454	9.7	1,227	10.4	227
General and administrative costs	1,028	6.9	780	6.6	248
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Cost of Services
Cost of services for the first quarter of fiscal 2022 increased $2,184 million, or 28%, over the first quarter of fiscal 2021, and increased as a percentage of revenues to 67.1% from 66.9% during this period. Gross margin for the first quarter of fiscal 2022 decreased to 32.9% from 33.1% during the first quarter of fiscal 2021. The decrease in gross margin was due to higher labor, including increased usage of subcontractors, and higher acquisition-related costs, partially offset by a decrease in non-payroll costs as a percentage of revenues compared to the same period in fiscal 2021.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2022 increased $227 million, or 19%, over the first quarter of fiscal 2021, and decreased as a percentage of revenues to 9.7% from 10.4% during this period. The decrease was primarily due to lower business development costs as a percentage of revenues compared to the same period in fiscal 2021.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2022 increased $248 million, or 32%, over the first quarter of fiscal 2021, and increased as a percentage of revenues to 6.9% from 6.6% during this period. The increase was primarily due to higher non-payroll costs as a percentage of revenues compared to the same period in fiscal 2021.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2022 increased $544 million, or 29%, over the first quarter of fiscal 2021. Operating margin for the first quarter of fiscal 2022 was 16.3%, compared with 16.1% for the first quarter of fiscal 2021.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	November 30, 2021		November 30, 2020
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,244	18%	$889	16%	$356
Europe	745	15	629	16	115
Growth Markets	445	15	372	16	73
Total	$2,434	16.3%	$1,891	16.1%	$544
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2022 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021:
•North America operating income increased primarily due to revenue growth.
•Europe operating income increased primarily due to revenue growth, partially offset by lower contract profitability and higher acquisition-related costs.
•Growth Markets operating income increased primarily due to revenue growth, partially offset by lower contract profitability.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the first quarter of fiscal 2022, other income (expense), net decreased $117 million from the first quarter of fiscal 2021, primarily due to lower gains on investments. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rates for the first quarter of fiscal 2022 and 2021 were 24.4% and 23.4%, respectively. Absent the $120 million investment gains and related $23 million in tax expense, our effective tax rate for the first quarter of fiscal 2021 would have been 23.7%. The higher effective tax rate for the first quarter of fiscal 2022 was primarily due to tax expense from adjustments to prior year tax liabilities, partially offset by changes in the geographic distribution of earnings and higher tax benefits from share-based payments.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2022 annual effective tax rate to be in the range of 23.0% to 25.0%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $2.78 for the first quarter of fiscal 2022, compared with $2.32 for the first quarter of fiscal 2021. The $97 million investment gains, net of taxes, increased diluted earnings per share by $0.15 in the first quarter of fiscal 2021. Excluding the impact of these gains, diluted earnings per share would have been $2.17 for first quarter of fiscal 2021. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q1 FY21 As Reported	$2.32
Higher revenue and operating results	0.64
Lower share count	0.01
Net Income attributable to noncontrolling interests	(0.01)
Higher effective tax rate	(0.03)
Lower gains on an investment, net of tax	(0.15)
Q1 FY22 As Reported	$2.78

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Liquidity and Capital Resources
As of November 30, 2021, Cash and cash equivalents was $5.6 billion, compared with $8.2 billion as of August 31, 2021.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2021	November 30, 2020	Change
Net cash provided by (used in):
Operating activities	$531	$1,603	$(1,072)
Investing activities	(1,913)	(446)	(1,466)
Financing activities	(1,069)	(999)	(70)
Effect of exchange rate changes on cash and cash equivalents	(80)	22	(102)
Net increase (decrease) in cash and cash equivalents	$(2,531)	$179	$(2,710)
Amounts in table may not total due to rounding.
Operating activities: The $1,072 million decrease in operating cash flows was due to a larger increase in receivables from clients and contract assets as well as higher spending on certain compensation payments, partially offset by higher net income.
Investing activities: The $1,466 million increase in cash used was primarily due to higher spending on business acquisitions, lower proceeds from the sale of businesses and investments, and higher spending on purchases of property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $70 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2021, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,276	—
Local guaranteed and non-guaranteed lines of credit	252	—
Total	$4,527	$—
Amounts in table may not total due to rounding.
Under the borrowing facilities described above, we had an aggregate of $718 million of letters of credit outstanding as of November 30, 2021. We have a short-term commercial paper financing program backed by our $3 billion syndicated credit facility. As of November 30, 2021, we had no commercial paper outstanding.

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
Our share purchase activity during the three months ended November 30, 2021 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	1,934,294	$669	—	$—
Other share purchase programs	—	—	7,000	3
Other purchases (2)	500,609	174	—	—
Total	2,434,903	$843	7,000	$3
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the three months ended November 30, 2021, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2022. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended November 30, 2021, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2021. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2021, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2021.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	29
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021 (the “Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2021 — September 30, 2021	679,771	$336.84	657,264	$6,065
October 1, 2021 — October 31, 2021	1,062,256	340.42	685,173	5,832
November 1, 2021 — November 30, 2021	692,876	364.06	591,857	5,614
Total (4)	2,434,903	$346.15	1,934,294
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2022, we purchased 1,934,294 Accenture plc Class A ordinary shares under this program for an aggregate price of $669 million. The open-market purchase program does not have an expiration date.
(3)As of November 30, 2021, our aggregate available authorization for share purchases and redemptions was $5,614 million, which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2021, the Board of Directors of Accenture plc has authorized an aggregate of $43.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the first quarter of fiscal 2022, Accenture purchased 500,609 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	30
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Accenture LLP Leadership Separation Benefits Plan (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2021 (Unaudited) and August 31, 2021, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2021 and November 30, 2020, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2021 and November 30, 2020, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2021 and November 30, 2020, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2021 and November 31, 2020 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	31
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 16, 2021

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)