Form 10-Q
period 2022-02-28
Accenture plc
filed 2022-03-17
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 3, 2022 was 662,434,315 (which number includes 29,033,579 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 3, 2022 was 503,837.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3
Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
February 28, 2022 and August 31, 2021

	February 28, 2022	August 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,466,116	$8,168,174
Short-term investments	6,031	4,294
Receivables and contract assets	11,590,876	9,728,212
Other current assets	2,122,107	1,765,831
Total current assets	19,185,130	19,666,511
NON-CURRENT ASSETS:
Contract assets	39,442	38,334
Investments	336,876	329,526
Property and equipment, net	1,656,792	1,639,105
Lease assets	3,248,912	3,182,519
Goodwill	12,427,823	11,125,861
Deferred contract costs	793,800	731,445
Deferred tax assets	4,018,121	4,007,130
Other non-current assets	2,610,941	2,455,412
Total non-current assets	25,132,707	23,509,332
TOTAL ASSETS	$44,317,837	$43,175,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$9,092	$12,080
Accounts payable	2,229,221	2,274,057
Deferred revenues	4,663,024	4,229,177
Accrued payroll and related benefits	6,151,644	6,747,853
Income taxes payable	517,660	423,400
Lease liabilities	728,381	744,164
Accrued consumption taxes	620,193	609,553
Other accrued liabilities	620,907	668,583
Total current liabilities	15,540,122	15,708,867
NON-CURRENT LIABILITIES:
Long-term debt	52,152	53,473
Deferred revenues	746,596	700,080
Retirement obligation	2,049,603	2,016,021
Deferred tax liabilities	335,515	243,636
Income taxes payable	1,232,982	1,105,896
Lease liabilities	2,763,519	2,696,917
Other non-current liabilities	440,369	553,839
Total non-current liabilities	7,620,736	7,369,862
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2022 and August 31, 2021	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 662,416,619 and 656,590,625 shares issued as of February 28, 2022 and August 31, 2021, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 503,837 and 512,655 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	—	—
Restricted share units	1,438,596	1,750,784
Additional paid-in capital	10,065,790	8,617,838
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2022 and August 31, 2021; Class A ordinary, 28,994,869 and 24,504,666 shares as of February 28, 2022 and August 31, 2021, respectively	(5,297,349)	(3,408,491)
Retained earnings	16,028,399	13,988,748
Accumulated other comprehensive loss	(1,675,485)	(1,419,497)
Total Accenture plc shareholders’ equity	20,560,023	19,529,454
Noncontrolling interests	596,956	567,660
Total shareholders’ equity	21,156,979	20,097,114
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,317,837	$43,175,843
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4
Consolidated Income Statements
For the Three and Six Months Ended February 28, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
REVENUES:
Revenues	$15,046,693	$12,088,125	$30,011,846	$23,850,310
OPERATING EXPENSES:
Cost of services	10,522,734	8,492,893	20,571,098	16,356,782
Sales and marketing	1,414,814	1,139,486	2,869,239	2,366,662
General and administrative costs	1,047,565	802,231	2,075,635	1,582,682
Total operating expenses	12,985,113	10,434,610	25,515,972	20,306,126
OPERATING INCOME	2,061,580	1,653,515	4,495,874	3,544,184
Interest income	7,269	8,407	13,319	19,092
Interest expense	(11,216)	(8,922)	(22,399)	(17,776)
Other income (expense), net	(7,183)	109,443	(30,212)	203,810
INCOME BEFORE INCOME TAXES	2,050,450	1,762,443	4,456,582	3,749,310
Income tax expense	392,921	300,950	979,323	765,760
NET INCOME	1,657,529	1,461,493	3,477,259	2,983,550
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,742)	(1,602)	(3,676)	(3,302)
Net income attributable to noncontrolling interests – other	(20,845)	(19,032)	(47,617)	(39,113)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,634,942	$1,440,859	$3,425,966	$2,941,135
Weighted average Class A ordinary shares:
Basic	633,956,712	635,993,980	633,108,627	635,137,704
Diluted	644,127,093	646,321,916	644,622,602	646,803,693
Earnings per Class A ordinary share:
Basic	$2.58	$2.27	$5.41	$4.63
Diluted	$2.54	$2.23	$5.32	$4.55
Cash dividends per share	$0.97	$0.88	$1.94	$1.76
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended February 28, 2022 and 2021
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
NET INCOME	$1,657,529	$1,461,493	$3,477,259	$2,983,550
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	9,410	98,999	(211,353)	166,311
Defined benefit plans	9,534	10,255	(3,427)	21,136
Cash flow hedges	12,807	(40,490)	(41,208)	(36,097)
Investments	—	—	—	49
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	31,751	68,764	(255,988)	151,399
Other comprehensive income (loss) attributable to noncontrolling interests	96	511	(5,576)	1,972
COMPREHENSIVE INCOME	$1,689,376	$1,530,768	$3,215,695	$3,136,921

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,666,693	$1,509,623	$3,169,978	$3,092,534
Comprehensive income attributable to noncontrolling interests	22,683	21,145	45,717	44,387
COMPREHENSIVE INCOME	$1,689,376	$1,530,768	$3,215,695	$3,136,921
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended February 28, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2021	$57	40	$15	658,333	$—	508	$1,931,366	$9,097,934	$(4,079,625)	(26,287)	$15,110,688	$(1,707,236)	$20,353,199	$585,459	$20,938,658
Net income											1,634,942		1,634,942	22,587	1,657,529
Other comprehensive income (loss)												31,751	31,751	96	31,847
Purchases of Class A shares								1,639	(1,691,604)	(4,582)			(1,689,965)	(1,639)	(1,691,604)
Share-based compensation expense							546,607						546,607		546,607
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(4)		(1,750)					(1,750)		(1,750)
Issuances of Class A shares for employee share programs				4,084			(1,067,053)	959,264	473,880	1,834	(73,629)		292,462	285	292,747
Dividends							27,676				(643,602)		(615,926)	(657)	(616,583)
Other, net								8,703					8,703	(9,175)	(472)
Balance as of February 28, 2022	$57	40	$15	662,417	$—	504	$1,438,596	$10,065,790	$(5,297,349)	(29,035)	$16,028,399	$(1,675,485)	$20,560,023	$596,956	$21,156,979
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended February 28, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2020	$57	40	$15	660,519	$—	527	$1,721,681	$7,551,089	$(3,163,841)	(26,939)	$13,276,702	$(1,479,202)	$17,906,501	$519,715	$18,426,216
Net income											1,440,859		1,440,859	20,634	1,461,493
Other comprehensive income (loss)												68,764	68,764	511	69,275
Purchases of Class A shares								1,156	(1,180,077)	(4,623)			(1,178,921)	(1,156)	(1,180,077)
Share-based compensation expense							424,892						424,892		424,892
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(4,509)					(4,509)		(4,509)
Issuances of Class A shares for employee share programs				4,596			(961,863)	838,732	430,001	2,054	(98,880)		207,990	205	208,195
Dividends							22,451				(582,876)		(560,425)	(617)	(561,042)
Other, net								2,876					2,876	(4,892)	(2,016)
Balance as of February 28, 2021	$57	40	$15	665,115	$—	521	$1,207,161	$8,389,344	$(3,913,917)	(29,508)	$14,035,805	$(1,410,438)	$18,308,027	$534,400	$18,842,427
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											3,425,966		3,425,966	51,293	3,477,259
Other comprehensive income (loss)												(255,988)	(255,988)	(5,576)	(261,564)
Purchases of Class A shares								2,463	(2,534,446)	(7,017)			(2,531,983)	(2,463)	(2,534,446)
Share-based compensation expense							864,159	48,139					912,298		912,298
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(9)		(4,274)					(4,274)		(4,274)
Issuances of Class A shares for employee share programs				5,826			(1,230,304)	1,389,803	645,588	2,527	(103,889)		701,198	679	701,877
Dividends							53,957				(1,282,426)		(1,228,469)	(1,322)	(1,229,791)
Other, net								11,821					11,821	(13,315)	(1,494)
Balance as of February 28, 2022	$57	40	$15	662,417	$—	504	$1,438,596	$10,065,790	$(5,297,349)	(29,035)	$16,028,399	$(1,675,485)	$20,560,023	$596,956	$21,156,979
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											2,941,135		2,941,135	42,415	2,983,550
Other comprehensive income (loss)												151,399	151,399	1,972	153,371
Purchases of Class A shares								1,921	(1,948,472)	(7,964)			(1,946,551)	(1,921)	(1,948,472)
Share-based compensation expense							695,118	41,095					736,213		736,213
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(7)		(5,009)					(5,009)		(5,009)
Issuances of Class A shares for employee share programs				6,566			(1,114,936)	1,182,515	600,316	2,879	(121,342)		546,553	533	547,086
Dividends							41,677				(1,159,521)		(1,117,844)	(1,250)	(1,119,094)
Other, net								1,595					1,595	(5,986)	(4,391)
Balance as of February 28, 2021	$57	40	$15	665,115	$—	521	$1,207,161	$8,389,344	$(3,913,917)	(29,508)	$14,035,805	$(1,410,438)	$18,308,027	$534,400	$18,842,427
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Six Months Ended February 28, 2022 and 2021
(Unaudited)

	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,477,259	$2,983,550
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,029,125	925,975
Share-based compensation expense	912,298	736,213
Deferred tax expense (benefit)	(15,670)	4,506
Other, net	(110,458)	(260,222)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,800,345)	(686,924)
Other current and non-current assets	(610,693)	(339,380)
Accounts payable	(45,475)	364,506
Deferred revenues, current and non-current	570,558	446,304
Accrued payroll and related benefits	(541,474)	350,559
Income taxes payable, current and non-current	255,397	(19,978)
Other current and non-current liabilities	(434,158)	(367,543)
Net cash provided by (used in) operating activities	2,686,364	4,137,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(346,331)	(185,625)
Purchases of businesses and investments, net of cash acquired	(1,848,774)	(1,115,175)
Proceeds from sales of businesses and investments	3,561	410,142
Other investing, net	6,461	4,896
Net cash provided by (used in) investing activities	(2,185,083)	(885,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	701,877	547,086
Purchases of shares	(2,538,720)	(1,953,481)
Proceeds from (repayments of) long-term debt, net	(8,877)	(724)
Cash dividends paid	(1,229,791)	(1,119,094)
Other, net	(30,664)	(19,971)
Net cash provided by (used in) financing activities	(3,106,175)	(2,546,184)
Effect of exchange rate changes on cash and cash equivalents	(97,164)	45,628
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,702,058)	751,248
CASH AND CASH EQUIVALENTS, beginning of period	8,168,174	8,415,330
CASH AND CASH EQUIVALENTS, end of period	$5,466,116	$9,166,578
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$874,413	$746,219
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2022.
Allowance for Credit Losses - Client Receivables and Contract Assets
As of February 28, 2022 and August 31, 2021, the total allowance for credit losses recorded for client receivables and contract assets was $27,854 and $32,206, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	February 28, 2022	August 31, 2021
Equity method investments	$180,624	$184,157
Investments without readily determinable fair values	156,252	145,369
Total non-current investments	$336,876	$329,526
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of February 28, 2022, the carrying amount of our investment was $153,687, and the estimated fair value of our approximately 16% ownership was $430,436. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

Depreciation and Amortization
As of February 28, 2022 and August 31, 2021, total accumulated depreciation was $2,577,785 and $2,412,449, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and six months ended February 28, 2022, respectively.

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021 (1)	February 28, 2022	February 28, 2021 (1)
Depreciation	$149,872	$119,490	$288,665	$253,408
Amortization - Deferred transition	68,331	81,617	135,537	162,973
Amortization - Intangible assets	115,831	73,746	218,373	140,953
Operating lease cost	192,869	181,577	383,111	365,949
Other	1,357	1,345	3,439	2,692
Total depreciation, amortization and other	$528,260	$457,775	$1,029,125	$925,975
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

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $25 billion and $23 billion as of February 28, 2022 and August 31, 2021, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 56% of our remaining performance obligations as of February 28, 2022 as revenue in fiscal 2022, an additional 24% in fiscal 2023, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 28, 2022 and 2021, respectively.
Contract Balances
Deferred transition revenues were $746,596 and $700,080 as of February 28, 2022 and August 31, 2021, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $793,800 and $731,445 as of February 28, 2022 and August 31, 2021, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of February 28, 2022	As of August 31, 2021
Receivables	$10,342,236	$8,796,992
Contract assets (current)	1,248,640	931,220
Receivables and contract assets, net of allowance (current)	11,590,876	9,728,212
Contract assets (non-current)	39,442	38,334
Deferred revenues (current)	4,663,024	4,229,177
Deferred revenues (non-current)	746,596	700,080
Changes in the contract asset and liability balances during the six months ended February 28, 2022, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 28, 2022 that were included in Deferred revenues as of November 30, 2021 and August 31, 2021 were $2.3 billion and $3.2 billion, respectively. Revenues recognized during the three and six months ended February 28, 2021 that were included in Deferred revenues as of November 30, 2020 and August 31, 2020 were $2.0 billion and $2.8 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Basic earnings per share
Net income attributable to Accenture plc	$1,634,942	$1,440,859	$3,425,966	$2,941,135
Basic weighted average Class A ordinary shares	633,956,712	635,993,980	633,108,627	635,137,704
Basic earnings per share	$2.58	$2.27	$5.41	$4.63
Diluted earnings per share
Net income attributable to Accenture plc	$1,634,942	$1,440,859	$3,425,966	$2,941,135
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,742	1,602	3,676	3,302
Net income for diluted earnings per share calculation	$1,636,684	$1,442,461	$3,429,642	$2,944,437
Basic weighted average Class A ordinary shares	633,956,712	635,993,980	633,108,627	635,137,704
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	675,417	707,100	679,187	712,966
Diluted effect of employee compensation related to Class A ordinary shares	9,013,734	9,341,767	10,377,945	10,664,059
Diluted effect of share purchase plans related to Class A ordinary shares	481,230	279,069	456,843	288,964
Diluted weighted average Class A ordinary shares	644,127,093	646,321,916	644,622,602	646,803,693
Diluted earnings per share	$2.54	$2.23	$5.32	$4.55
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Foreign currency translation
Beginning balance	$(1,195,827)	$(942,967)	$(975,064)	$(1,010,279)
Foreign currency translation	7,845	102,008	(219,248)	169,451
Income tax benefit (expense)	1,637	(2,464)	2,367	(1,151)
Portion attributable to noncontrolling interests	(72)	(545)	5,528	(1,989)
Foreign currency translation, net of tax	9,410	98,999	(211,353)	166,311
Ending balance	(1,186,417)	(843,968)	(1,186,417)	(843,968)

Defined benefit plans
Beginning balance	(572,919)	(604,342)	(559,958)	(615,223)
Reclassifications into net periodic pension and post-retirement expense	12,850	13,742	(4,698)	27,337
Income tax benefit (expense)	(3,306)	(3,476)	1,267	(6,178)
Portion attributable to noncontrolling interests	(10)	(11)	4	(23)
Defined benefit plans, net of tax	9,534	10,255	(3,427)	21,136
Ending balance	(563,385)	(594,087)	(563,385)	(594,087)

Cash flow hedges
Beginning balance	61,510	68,107	115,525	63,714
Unrealized gain (loss)	39,162	(35,026)	6,054	(9,662)
Reclassification adjustments into Cost of services	(22,959)	(14,391)	(50,693)	(35,286)
Income tax benefit (expense)	(3,382)	8,882	3,387	8,811
Portion attributable to noncontrolling interests	(14)	45	44	40
Cash flow hedges, net of tax	12,807	(40,490)	(41,208)	(36,097)
Ending balance (1)	74,317	27,617	74,317	27,617

Investments
Beginning balance	—	—	—	(49)
Unrealized gain (loss)	—	—	—	49
Investments, net of tax	—	—	—	49
Ending balance	—	—	—	—

Accumulated other comprehensive loss	$(1,675,485)	$(1,410,438)	$(1,675,485)	$(1,410,438)
(1)As of February 28, 2022, $68,084 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the six months ended February 28, 2022, we completed individually immaterial acquisitions for total consideration of $1,825,068, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2021	Additions/ Adjustments	Foreign Currency Translation	February 28, 2022
North America	$6,618,198	$414,128	$(2,442)	$7,029,884
Europe	3,329,746	953,765	(179,431)	4,104,080
Growth Markets	1,177,917	129,290	(13,348)	1,293,859
Total	$11,125,861	$1,497,183	$(195,221)	$12,427,823
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2021			February 28, 2022
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,068,156	$(654,460)	$1,413,696	$2,303,894	$(750,423)	$1,553,471
Technology	250,481	(54,391)	196,090	269,983	(75,508)	194,475
Patents	126,202	(66,650)	59,552	127,540	(70,226)	57,314
Other	70,407	(28,807)	41,600	69,059	(30,226)	38,833
Total	$2,515,246	$(804,308)	$1,710,938	$2,770,476	$(926,383)	$1,844,093
Total amortization related to our intangible assets was $115,831 and 218,373 for the three and six months ended February 28, 2022, respectively. Total amortization related to our intangible assets was $73,746 and $140,953 for the three and six months ended February 28, 2021, respectively. Estimated future amortization related to intangible assets held as of February 28, 2022 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2022	$196,358
2023	330,451
2024	289,492
2025	268,540
2026	221,552
Thereafter	537,700
Total	$1,844,093

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the six months ended February 28, 2022 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2021	$0.97	October 14, 2021	$612,543	October 12, 2021	$665	$613,208
February 15, 2022	0.97	January 13, 2022	615,926	January 11, 2022	657	616,583
Total Dividends			$1,228,469		$1,322	$1,229,791
The payment of cash dividends includes the net effect of $53,957 of additional restricted stock units being issued as a part of our share plans, which resulted in 149,567 restricted share units being issued.
Subsequent Event
On March 16, 2022, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.97 per share on our Class A ordinary shares for shareholders of record at the close of business on April 14, 2022 payable on May 13, 2022.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2022 and 2021, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $13,048 and $36,527 for the three and six months ended February 28, 2022, respectively, and net losses $3,789 and net gains $24,535 for the three and six months ended February 28, 2021, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	February 28, 2022	August 31, 2021
Assets
Cash Flow Hedges
Other current assets	$79,049	$109,416
Other non-current assets	61,017	70,250
Other Derivatives
Other current assets	32,932	32,322
Total assets	$172,998	$211,988
Liabilities
Cash Flow Hedges
Other accrued liabilities	$10,964	$5,867
Other non-current liabilities	8,736	8,585
Other Derivatives
Other accrued liabilities	20,425	3,614
Total liabilities	$40,125	$18,066
Total fair value	$132,873	$193,922
Total notional value	$10,163,212	$10,045,903
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

	February 28, 2022	August 31, 2021
Net derivative assets	$138,426	$193,936
Net derivative liabilities	5,553	14
Total fair value	$132,873	$193,922

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended February 28, 2022 and 2021 were 19.2% and 17.1%, respectively. Absent the $151,309 gain on our investment in Duck Creek Technologies and related $18,534 in tax expense, our effective tax rate for the three months ended February 28, 2021 would have been 17.5%. The effective tax rate for the three months ended February 28, 2022 included higher tax expense from changes in the geographic distribution of earnings, partially offset by lower adjustments to prior year tax liabilities, and higher tax benefits from share-based payments. Our effective tax rates for the six months ended February 28, 2022 and 2021 were 22.0% and 20.4%, respectively. Absent the $271,009 gain on our investment in Duck Creek Technologies and related $41,440 in tax expense, our effective tax rate for the six months ended February 28, 2021 would have been 20.8%.The effective tax rate for the six months ended February 28, 2022 included higher tax expense from changes in the geographic distribution of earnings, partially offset by higher tax benefits from share-based payments.

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
As of February 28, 2022 and August 31, 2021, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,407,000 and $885,000, respectively, of which all but approximately $53,000 and $78,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of February 28, 2022 and August 31, 2021, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,000,408 and $928,918, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
To date, we have not been required to make any significant payment under any of the arrangements described above. We have assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations, indemnification provisions, letters of credit and surety bonds, and believe that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole.
Legal Contingencies
As of February 28, 2022, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		21

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
GEOGRAPHIC MARKETS
North America	$7,077,036	$5,631,968	$13,984,251	$11,112,931
Europe	5,009,885	4,030,043	10,109,953	7,997,451
Growth Markets	2,959,772	2,426,114	5,917,642	4,739,928
Total Revenues	$15,046,693	$12,088,125	$30,011,846	$23,850,310
INDUSTRY GROUPS
Communications, Media & Technology	$3,192,742	$2,480,169	$6,276,347	$4,813,814
Financial Services	2,872,158	2,377,555	5,789,878	4,723,846
Health & Public Service	2,686,853	2,261,901	5,416,887	4,473,790
Products	4,329,195	3,340,894	8,610,782	6,547,019
Resources	1,965,745	1,627,606	3,917,952	3,291,841
Total Revenues	$15,046,693	$12,088,125	$30,011,846	$23,850,310
TYPE OF WORK
Consulting	$8,322,202	$6,439,392	$16,714,611	$12,771,964
Outsourcing	6,724,491	5,648,733	13,297,235	11,078,346
Total Revenues	$15,046,693	$12,088,125	$30,011,846	$23,850,310

	Operating Income
	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
GEOGRAPHIC MARKETS
North America	$1,090,910	$772,144	$2,335,327	$1,660,953
Europe	531,629	502,933	1,276,485	1,132,363
Growth Markets	439,041	378,438	884,062	750,868
Total Operating Income	$2,061,580	$1,653,515	$4,495,874	$3,544,184

12. Subsequent Event
On March 3, 2022, we announced the discontinuation of our business in Russia. Accenture's revenues in Russia for the three and six months ended February 28, 2022 were $43,958 and $83,759, respectively, and revenues for fiscal 2021 were $118,576.

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below. Many of the following risks, uncertainties and other factors identified below may be amplified by the invasion of Ukraine by Russia, the sanctions (including their duration), and other measures being imposed in response to this conflict, as well as any escalation or expansion of economic disruption or the conflict’s current scope.
Business Risks
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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. As we announced on March 3, 2022, we are discontinuing our business in Russia. We do not have a business in Ukraine. While Russia does not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations. For additional information, see Note 12 (Subsequent Event) to our Consolidated Financial Statements under Item 1, “Financial Statements.” For a more complete discussion of the risks we encounter in our business, please refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.
Summary of Results
We saw very strong demand across our business in the second quarter of fiscal 2022 as our clients continue their digital transformations. Key metrics for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 included:
•Revenues of $15.0 billion, representing 24% growth in U.S. dollars and 28% growth in local currency;
•New bookings of $19.6 billion, an increase of 22% in U.S. dollars and 26% in local currency;
•Operating margin of 13.7%, flat compared to the second quarter of fiscal 2021;
•Diluted earnings per share of $2.54, an increase of 14% from $2.23 for the second quarter last year, which included $0.21 in gains on an investment; excluding these gains, diluted earnings per share were up 25% from adjusted earnings per share of $2.03 for the second quarter of fiscal 2021; and
•Cash returned to shareholders of $3.8 billion, including share purchases of $2.5 billion and dividends of $1.2 billion.
Revenues for the second quarter of fiscal 2022 increased 24% in U.S. dollars and 28% in local currency compared to the second quarter of fiscal 2021. Revenues for the six months ended February 28, 2022 increased 26% in U.S. dollars and 28% in local currency compared to the six months ended February 28, 2021. During the second quarter of fiscal 2022, revenue growth in local currency was very strong across all geographic markets, industry groups and types of work. While the business environment remained competitive, pricing improved across our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2022 increased 29% in U.S. dollars and 34% in local currency compared to the second quarter of fiscal 2021. Consulting revenues for the six months ended February 28, 2022 increased 31% in U.S. dollars and 33% in local currency compared to the six months ended February 28, 2021. Consulting revenue in local currency for the second quarter of fiscal 2022 was driven by very strong growth in Europe, North America and Growth Markets. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, which we also refer to as our managed services business, revenues for the second quarter of fiscal 2022 increased 19% in U.S. dollars and 23% in local currency compared to the second quarter of fiscal 2021. Outsourcing revenues for the six months ended February 28, 2022 increased 20% in U.S. dollars and 22% in local currency compared to the six months ended February 28, 2021. Outsourcing revenue in local currency for the second quarter of fiscal 2022 was driven by very strong growth in Growth Markets, Europe and North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
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

dollar strengthened against various currencies during the three and six months ended February 28, 2022 compared to the three and six months ended February 28, 2021, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 4% and 2% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2022, we estimate that our full fiscal 2022 revenue growth in U.S. dollars will be approximately 3% lower than our revenue growth in local currency.
Utilization for the second quarter of fiscal 2022 was 92%, down from 94% in the second quarter of fiscal 2021. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 699,000 as of February 28, 2022, compared to approximately 537,000 as of February 28, 2021. The year-over-year increase in our workforce reflects an overall increase in demand for our services and solutions, as well as people added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2022 was 18%, compared to 12% in the second quarter of fiscal 2021. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to match people and skills with client demand. In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of people to reduce the impact of compensation increases on our margin. During fiscal 2021, we adjusted compensation in line with the increasing market relevant pay around the world. In addition, due to strong demand for our services in the second quarter of fiscal 2022, we are hiring significantly more people at a time when compensation is increasing, as compared to prior years. We are increasing our pricing and changing the mix of people to reduce the impact of these compensation increases on our margin; however, the impact of the pricing improvements is lagging the impact of these compensation increases. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of people serving our clients, which consists mainly of compensation, subcontractor and other payroll costs, and non-payroll costs on outsourcing contracts. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by: compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the second quarter of fiscal 2022 was 30.1%, compared with 29.7% for the second quarter of fiscal 2021. Gross margin for the six months ended February 28, 2022 was 31.5% compared with 31.4% for the six months ended February 28, 2021. The increase in gross margin for the second quarter and six months ended February 28, 2022 was due to lower non-payroll costs partially offset by higher labor costs compared to the same periods in fiscal 2021. The higher labor costs resulted from increased compensation and subcontractor costs, which more than offset the favorable impact of a one-time bonus equal to one week of base pay for all employees below the managing director level recorded in the second quarter of fiscal 2021.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.4% for the second quarter of fiscal 2022 and 16.5% for the six months ended February 28, 2022, compared with 16.1% for the second quarter of fiscal 2021 and 16.6% for the six months ended February 28, 2021. During the second quarter compared to the same period in fiscal 2021, Sales and marketing costs remained flat as a percentage of revenue. For the six months ended February 28, 2022 compared to the same period in fiscal 2021, Sales and marketing costs decreased 30 basis points primarily due to lower selling and other business development costs as a percentage of revenues. For the second quarter and six months ended February 28, 2022, compared to the same period in fiscal 2021, General and administrative costs increased 40 and 30 basis points, respectively. The increase in General and administrative costs for the second quarter and six months ended February 28, 2022 was due to higher non-payroll costs as a percentage of revenues.
Operating margin (Operating income as a percentage of revenues) for the second quarter of fiscal 2022 was 13.7%, compared with 13.7% for the second quarter of fiscal 2021. Operating margin for the six months ended February 28, 2022 was 15.0%, compared with 14.9% for the six months ended February 28, 2021.
During the second quarter of fiscal 2021, we recorded gains of $151 million and related tax expense of $19 million related to our investment in Duck Creek Technologies. During the six months ended February 28, 2021, we recorded gains of $271 million and related tax expense of $41 million related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the second quarter of fiscal 2022 and 2021 were 19.2% and 17.1%, respectively. Absent the investment gains and related tax expense, our effective tax rate for the second quarter of fiscal 2021 would have been 17.5%. The effective tax rate for the six months ended February 28, 2022 was 22.0%, compared with 20.4% for the six months ended

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

February 28, 2021. Absent the investment gains and related tax expense, our effective tax rate for the six months ended February 28, 2021 would have been 20.8%.
Diluted earnings per share were $2.54 for the second quarter of fiscal 2022, compared with $2.23 for the second quarter of fiscal 2021. The $133 million investment gains, net of taxes, increased diluted earnings per share by $0.21 during the second quarter of fiscal 2021. Excluding the impact of these gains, diluted earnings per share would have been $2.03 for the second quarter of fiscal 2021. Diluted earnings per share were $5.32 for the six months ended February 28, 2022, compared with $4.55 for the six months ended February 28, 2021. The $230 million investment gains, net of taxes, increased diluted earnings per share by $0.35 during the six months ended February 28, 2021. Excluding the impact of these gains, diluted earnings per share would have been $4.20 for the six months ended February 28, 2021.
We have presented our effective tax rate and diluted earnings per share for fiscal 2021, excluding the impact of the investment gains, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period.
New Bookings
New bookings for the second quarter of fiscal 2022 were $19.6 billion, with consulting bookings of $10.9 billion and outsourcing bookings of $8.7 billion. New bookings for the six months ended February 28, 2022 were $36.4 billion, with consulting bookings of $20.3 billion and outsourcing bookings of $16.1 billion. New bookings for the second quarter of fiscal 2021 were $16.0 billion, with consulting bookings of $8.0 billion and outsourcing bookings of $8.0 billion. New bookings for the six months ended February 28, 2021 were $28.9 billion, with consulting bookings of $14.7 billion and outsourcing bookings of $14.3 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Results of Operations for the Three Months Ended February 28, 2022 Compared to the Three Months Ended February 28, 2021
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	February 28, 2022	February 28, 2021			February 28, 2022	February 28, 2021
GEOGRAPHIC MARKETS
North America	$7,077	$5,632	26%	26%	47%	47%
Europe	5,010	4,030	24	31	33	33
Growth Markets	2,960	2,426	22	30	20	20
Total	$15,047	$12,088	24%	28%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$3,193	$2,480	29%	32%	21%	21%
Financial Services	2,872	2,378	21	25	19	20
Health & Public Service	2,687	2,262	19	21	18	19
Products	4,329	3,341	30	34	29	28
Resources	1,966	1,628	21	25	13	13
Total	$15,047	$12,088	24%	28%	100%	100%
TYPE OF WORK
Consulting	$8,322	$6,439	29%	34%	55%	53%
Outsourcing	6,724	5,649	19	23	45	47
Total	$15,047	$12,088	24%	28%	100%	100%
Amounts in table may not total due to rounding.
Revenues
The following revenues commentary discusses local currency revenue changes for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021:
Geographic Markets
•North America revenues increased 26% in local currency, led by growth in Software & Platforms, Consumer Goods, Retail & Travel Services and Public Service. Revenue growth was driven by the United States.
•Europe revenues increased 31% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Industrial and Banking & Capital Markets. Revenue growth was driven by the United Kingdom, Germany, France and Italy.
•Growth Markets revenues increased 30% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets and Public Service. Revenue growth was driven by Japan, Australia and Brazil.
Operating Expenses
Operating expenses for the second quarter of fiscal 2022 increased $2,551 million, or 24%, over the second quarter of fiscal 2021, and remained flat as a percentage of revenues at 86.3% during this period.
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	February 28, 2022		February 28, 2021		Increase (Decrease)
Operating Expenses	$12,985	86.3%	$10,435	86.3%	$2,551
Cost of services	10,523	69.9	8,493	70.3	2,030
Sales and marketing	1,415	9.4	1,139	9.4	275
General and administrative costs	1,048	7.0	802	6.6	245
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Cost of Services
Cost of services for the second quarter of fiscal 2022 increased $2,030 million, or 24%, over the second quarter of fiscal 2021, and decreased as a percentage of revenues to 69.9% from 70.3% during this period. Gross margin for the second quarter of fiscal 2022 increased to 30.1% over 29.7% during the second quarter of fiscal 2021. The increase in gross margin was due to lower non-payroll costs partially offset by higher labor costs compared to the same period in fiscal 2021. The higher labor costs resulted from increased compensation and subcontractor costs, which more than offset the favorable impact of a one-time bonus equal to one week of base pay for all employees below the managing director level recorded in the second quarter of fiscal 2021.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2022 increased $275 million, or 24%, over the second quarter of fiscal 2021, and remained flat as a percentage of revenues at 9.4% during this period.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2022 increased $245 million, or 31%, over the second quarter of fiscal 2021, and increased as a percentage of revenues to 7.0% over 6.6% during this period. The increase was due to higher non-payroll costs as a percentage of revenues compared to the same period in fiscal 2021.
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2022 increased $408 million, or 25%, over the second quarter of fiscal 2021. Operating margin for both the second quarter of fiscal 2022 and the second quarter of fiscal 2021 was 13.7%.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	February 28, 2022		February 28, 2021
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,091	15%	$772	14%	$319
Europe	532	11	503	12	29
Growth Markets	439	15	378	16	61
Total	$2,062	13.7%	$1,654	13.7%	$408
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2022 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021:
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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the second quarter of fiscal 2022, other income (expense), net decreased $117 million from the second quarter of fiscal 2021, primarily due to lower gains on investments, partially offset by foreign exchange gains. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rates for the second quarter of fiscal 2022 and 2021 were 19.2% and 17.1%, respectively. Absent the $151 million investment gains and related $19 million in tax expense, our effective tax rate for the second quarter of fiscal 2021 would have been 17.5%. The higher effective tax rate for the second quarter of fiscal 2022 was primarily due to tax expense from changes in the geographic distribution of earnings, partially offset by lower adjustments to prior year tax liabilities and higher tax benefits from share-based payments.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Earnings Per Share
Diluted earnings per share were $2.54 for the second quarter of fiscal 2022, compared with $2.23 for the second quarter of fiscal 2021. The $133 million investment gains, net of taxes, increased diluted earnings per share by $0.21 in the second quarter of fiscal 2021. Excluding the impact of these gains, diluted earnings per share would have been $2.03 for second quarter of fiscal 2021. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q2 FY21 As Reported	$2.23
Higher revenue and operating results	0.52
Lower non-operating expense	0.04
Higher effective tax rate	(0.05)
Lower gains on an investment, net of tax	(0.21)
Q2 FY22 As Reported	$2.54
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Results of Operations for the Six Months Ended February 28, 2022 Compared to the Six Months Ended February 28, 2021
Revenues by geographic market, industry group and type of work are as follows:

	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Six Months Ended
(in millions of U.S. dollars)	February 28, 2022	February 28, 2021			February 28, 2022	February 28, 2021
GEOGRAPHIC MARKETS
North America	$13,984	$11,113	26%	26%	47%	47%
Europe	10,110	7,997	26	30	34	34
Growth Markets	5,918	4,740	25	30	20	20
Total	$30,012	$23,850	26%	28%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$6,276	$4,814	30%	32%	21%	20%
Financial Services	5,790	4,724	23	25	19	20
Health & Public Service	5,417	4,474	21	22	18	19
Products	8,611	6,547	32	34	29	27
Resources	3,918	3,292	19	21	13	14
Total	$30,012	$23,850	26%	28%	100%	100%
TYPE OF WORK
Consulting	$16,715	$12,772	31%	33%	56%	54%
Outsourcing	13,297	11,078	20	22	44	46
Total	$30,012	$23,850	26%	28%	100%	100%
Amounts in table may not total due to rounding.
Revenues
The following revenues commentary discusses local currency revenue changes for the six months ended February 28, 2022 compared to the six months ended February 28, 2021:
Geographic Markets
•North America revenues increased 26% in local currency, led by growth in Software & Platforms, Consumer Goods, Retail & Travel Services and Public Service. Revenue growth was driven by the United States.
•Europe revenues increased 30% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Industrial and Banking & Capital Markets. Revenue growth was driven by Germany, the United Kingdom, France and Italy.
•Growth Markets revenues increased 30% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets and Public Service. Revenue growth was driven by Japan, Australia and Brazil.
Operating Expenses
Operating expenses for the six months ended February 28, 2022 increased $5,210 million, or 26%, over the six months ended February 28, 2021, and decreased as a percentage of revenues to 85.0% from 85.1% during this period.
Operating expenses by category are as follows:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2022		February 28, 2021		Increase (Decrease)
Operating Expenses	$25,516	85.0%	$20,306	85.1%	$5,210
Cost of services	20,571	68.5	16,357	68.6	4,214
Sales and marketing	2,869	9.6	2,367	9.9	503
General and administrative costs	2,076	6.9	1,583	6.6	493
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Cost of Services
Cost of services for the six months ended February 28, 2022 increased $4,214 million, or 26%, over the six months ended February 28, 2021, and decreased as a percentage of revenues to 68.5% from 68.6% during this period. Gross margin for the six months ended February 28, 2022 increased to 31.5% over 31.4% during the six months ended February 28, 2021. The increase in gross margin was due to lower non-payroll costs partially offset by higher labor costs compared to the same period in fiscal 2021. The higher labor costs resulted from increased compensation and subcontractor costs, which more than offset the favorable impact of a one-time bonus equal to one week of base pay for all employees below the managing director level recorded in the second quarter of fiscal 2021.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2022 increased $503 million, or 21%, over the six months ended February 28, 2021, and decreased as a percentage of revenues to 9.6% from 9.9% during this period. The decrease was primarily due to lower selling and other business development costs as a percentage of revenues compared to the same period in fiscal 2021.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2022 increased $493 million, or 31%, over the six months ended February 28, 2021, and increased as a percentage of revenues to 6.9% over 6.6% during this period. The increase was due to higher non-payroll costs as a percentage of revenues compared to the same period in fiscal 2021.
Operating Income and Operating Margin
Operating income for the six months ended February 28, 2022 increased $952 million, or 27%, over the six months ended February 28, 2021. Operating margin for the six months ended February 28, 2022 was 15.0%, compared with 14.9% for the six months ended February 28, 2021.
Operating income and operating margin for each of the geographic markets are as follows:

	Six Months Ended
	February 28, 2022		February 28, 2021
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$2,335	17%	$1,661	15%	$674
Europe	1,276	13	1,132	14	144
Growth Markets	884	15	751	16	133
TOTAL	$4,496	15.0%	$3,544	14.9%	$952
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 28, 2022 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for the six months ended February 28, 2022 compared with the six months ended February 28, 2021.
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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the six months ended February 28, 2022, other income (expense), net decreased $234 million from the six months ended February 28, 2021, primarily due to lower gains on investments, partially offset by foreign exchange gains. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rate for the six months ended February 28, 2022 was 22.0%, compared with 20.4% for the six months ended February 28, 2021. Absent the $271 million investment gains and related $41 million in tax expense, our effective tax rate for the six months ended February 28, 2021 would have been 20.8%.The higher effective tax rate for the six months ended February

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

28, 2022 was primarily due to tax expense from changes in the geographic distribution of earnings, partially offset by higher tax benefits from share-based payments.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2022 annual effective tax rate to be in the range of 23.0% to 25.0%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $5.32 for the six months ended February 28, 2022, compared with $4.55 for the six months ended February 28, 2021. The $230 million investment gains, net of taxes, increased diluted earnings per share by $0.35 during the six months ended February 28, 2021. Excluding the impact of these gains, diluted earnings per share would have been $4.20 for the six months ended February 28, 2021. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
FY21 As Reported	$4.55
Higher revenue and operating results	1.16
Lower non-operating expense	0.03
Lower share count	0.02
Higher net income attributable to noncontrolling interests	(0.01)
Higher effective tax rate	(0.08)
Lower gains on an investment, net of tax	(0.35)
FY22 As Reported	$5.32

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Liquidity and Capital Resources
As of February 28, 2022, Cash and cash equivalents was $5.5 billion, compared with $8.2 billion as of August 31, 2021.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2022	February 28, 2021	Change
Net cash provided by (used in):
Operating activities	$2,686	$4,138	$(1,451)
Investing activities	(2,185)	(886)	(1,299)
Financing activities	(3,106)	(2,546)	(560)
Effect of exchange rate changes on cash and cash equivalents	(97)	46	(143)
Net increase (decrease) in cash and cash equivalents	$(2,702)	$751	$(3,453)
Amounts in table may not total due to rounding.
Operating activities: The $1,451 million decrease in operating cash flows was primarily due to increases in receivables from clients and contract assets, as well as higher spending on certain compensation payments, partially offset by higher net income.
Investing activities: The $1,299 million increase in cash used was primarily due to higher spending on business acquisitions, lower proceeds from the sale of businesses and investments, and higher spending on purchases of property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $560 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2022, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,355	—
Local guaranteed and non-guaranteed lines of credit	247	—
Total	$4,602	$—
Under the borrowing facilities described above, we had an aggregate of $771 million of letters of credit outstanding as of February 28, 2022. We have a short-term commercial paper financing program backed by our $3 billion syndicated credit facility. As of February 28, 2022, we had no commercial paper outstanding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

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
Our share purchase activity during the six months ended February 28, 2022 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	4,793,863	$1,674	—	$—
Other share purchase programs	—	—	11,318	4
Other purchases (2)	2,223,426	860	—	—
Total	7,017,289	$2,534	11,318	$4
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the six months ended February 28, 2022, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended February 28, 2022, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2021. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2021, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2021.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	36
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2021 — December 31, 2021	820,767	$380.40	585,905	$5,388
January 1, 2022 — January 31, 2022	2,321,464	386.52	1,003,688	5,030
February 1, 2022 — February 28, 2022	1,440,155	334.76	1,269,976	4,608
Total (4)	4,582,386	$369.15	2,859,569
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2022, we purchased 2,859,569 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,005 million. The open-market purchase program does not have an expiration date.
(3)As of February 28, 2022, our aggregate available authorization for share purchases and redemptions was $4,608 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2022, the Board of Directors of Accenture plc has authorized an aggregate of $43.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the second quarter of fiscal 2022, Accenture purchased 1,722,817 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	37
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	2015 Sub-plan for Restricted Share Units Granted in France, as amended (filed herewith)

10.2*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.7*	Form of Fiscal 2022 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.8*	Form of Fiscal 2022 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (filed herewith)

10.9*	Description of Global Annual Bonus Plan (filed herewith)

10.10*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 26, 2022)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 28, 2022 (Unaudited) and August 31, 2021, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2022 and February 28, 2021, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2022 and February 28, 2021, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 28, 2022 and February 28, 2021, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2022 and February 28, 2021 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	38
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 17, 2022

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)