Form 10-Q
period 2022-05-31
Accenture plc
filed 2022-06-23
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 9, 2022 was 664,188,290 (which number includes 31,640,581 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 9, 2022 was 503,837.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3
Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
May 31, 2022 and August 31, 2021

	May 31, 2022	August 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,703,568	$8,168,174
Short-term investments	4,322	4,294
Receivables and contract assets	12,219,074	9,728,212
Other current assets	2,080,776	1,765,831
Total current assets	21,007,740	19,666,511
NON-CURRENT ASSETS:
Contract assets	35,714	38,334
Investments	331,503	329,526
Property and equipment, net	1,665,478	1,639,105
Lease assets	3,178,636	3,182,519
Goodwill	12,499,443	11,125,861
Deferred contract costs	826,042	731,445
Deferred tax assets	4,013,089	4,007,130
Other non-current assets	2,537,553	2,455,412
Total non-current assets	25,087,458	23,509,332
TOTAL ASSETS	$46,095,198	$43,175,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$8,768	$12,080
Accounts payable	2,384,352	2,274,057
Deferred revenues	4,561,147	4,229,177
Accrued payroll and related benefits	7,047,124	6,747,853
Income taxes payable	615,959	423,400
Lease liabilities	733,805	744,164
Accrued consumption taxes	640,252	609,553
Other accrued liabilities	571,185	668,583
Total current liabilities	16,562,592	15,708,867
NON-CURRENT LIABILITIES:
Long-term debt	51,546	53,473
Deferred revenues	733,982	700,080
Retirement obligation	2,026,018	2,016,021
Deferred tax liabilities	364,951	243,636
Income taxes payable	1,197,105	1,105,896
Lease liabilities	2,694,489	2,696,917
Other non-current liabilities	452,792	553,839
Total non-current liabilities	7,520,883	7,369,862
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2022 and August 31, 2021	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 663,985,273 and 656,590,625 shares issued as of May 31, 2022 and August 31, 2021, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 503,837 and 512,655 shares issued and outstanding as of May 31, 2022 and August 31, 2021, respectively	—	—
Restricted share units	1,753,930	1,750,784
Additional paid-in capital	10,534,282	8,617,838
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2022 and August 31, 2021; Class A ordinary, 31,527,538 and 24,504,666 shares as of May 31, 2022 and August 31, 2021, respectively	(6,122,402)	(3,408,491)
Retained earnings	17,177,358	13,988,748
Accumulated other comprehensive loss	(1,954,146)	(1,419,497)
Total Accenture plc shareholders’ equity	21,389,094	19,529,454
Noncontrolling interests	622,629	567,660
Total shareholders’ equity	22,011,723	20,097,114
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,095,198	$43,175,843
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4
Consolidated Income Statements
For the Three and Nine Months Ended May 31, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
REVENUES:
Revenues	$16,158,803	$13,263,795	$46,170,649	$37,114,105
OPERATING EXPENSES:
Cost of services	10,844,069	8,859,411	31,415,167	25,216,193
Sales and marketing	1,660,919	1,406,606	4,530,158	3,773,268
General and administrative costs	1,050,697	879,122	3,126,332	2,461,804
Total operating expenses	13,555,685	11,145,139	39,071,657	31,451,265
OPERATING INCOME	2,603,118	2,118,656	7,098,992	5,662,840
Interest income	8,727	4,551	22,046	23,643
Interest expense	(12,050)	(28,739)	(34,449)	(46,515)
Other income (expense), net	(8,877)	(467)	(39,089)	203,343
Loss on disposition of Russia business	(96,294)	—	(96,294)	—
INCOME BEFORE INCOME TAXES	2,494,624	2,094,001	6,951,206	5,843,311
Income tax expense	675,308	524,429	1,654,631	1,290,189
NET INCOME	1,819,316	1,569,572	5,296,575	4,553,122
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,902)	(1,699)	(5,578)	(5,001)
Net income attributable to noncontrolling interests – other	(31,339)	(18,447)	(78,956)	(57,560)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,786,075	$1,549,426	$5,212,041	$4,490,561
Weighted average Class A ordinary shares:
Basic	632,749,442	635,203,753	632,969,487	635,151,632
Diluted	641,004,741	645,454,021	643,692,440	646,244,001
Earnings per Class A ordinary share:
Basic	$2.82	$2.44	$8.23	$7.07
Diluted	$2.79	$2.40	$8.11	$6.96
Cash dividends per share	$0.97	$0.88	$2.91	$2.64
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended May 31, 2022 and 2021
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
NET INCOME	$1,819,316	$1,569,572	$5,296,575	$4,553,122
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(231,311)	68,079	(442,664)	234,390
Defined benefit plans	10,292	11,048	6,865	32,184
Cash flow hedges	(57,642)	70,554	(98,850)	34,457
Investments	—	—	—	49
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(278,661)	149,681	(534,649)	301,080
Other comprehensive income (loss) attributable to noncontrolling interests	(4,456)	3,993	(10,032)	5,965
COMPREHENSIVE INCOME	$1,536,199	$1,723,246	$4,751,894	$4,860,167

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,507,414	$1,699,107	$4,677,392	$4,791,641
Comprehensive income attributable to noncontrolling interests	28,785	24,139	74,502	68,526
COMPREHENSIVE INCOME	$1,536,199	$1,723,246	$4,751,894	$4,860,167
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended May 31, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2022	$57	40	$15	662,417	$—	504	$1,438,596	$10,065,790	$(5,297,349)	(29,035)	$16,028,399	$(1,675,485)	$20,560,023	$596,956	$21,156,979
Net income											1,786,075		1,786,075	33,241	1,819,316
Other comprehensive income (loss)												(278,661)	(278,661)	(4,456)	(283,117)
Purchases of Class A shares								925	(972,171)	(3,102)			(971,246)	(925)	(972,171)
Share-based compensation expense							346,666	60,591					407,257		407,257
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares													—		—
Issuances of Class A shares for employee share programs				1,568			(55,313)	405,704	147,118	569			497,509	465	497,974
Dividends							23,981				(637,116)		(613,135)	(650)	(613,785)
Other, net								1,272					1,272	(2,002)	(730)
Balance as of May 31, 2022	$57	40	$15	663,985	$—	504	$1,753,930	$10,534,282	$(6,122,402)	(31,568)	$17,177,358	$(1,954,146)	$21,389,094	$622,629	$22,011,723
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended May 31, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2021	$57	40	$15	665,115	$—	521	$1,207,161	$8,389,344	$(3,913,917)	(29,508)	$14,035,805	$(1,410,438)	$18,308,027	$534,400	$18,842,427
Net income											1,549,426		1,549,426	20,146	1,569,572
Other comprehensive income (loss)												149,681	149,681	3,993	153,674
Purchases of Class A shares								811	(832,456)	(3,006)			(831,645)	(811)	(832,456)
Share-based compensation expense							282,861	48,177					331,038		331,038
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(2,539)					(2,539)		(2,539)
Issuances of Class A shares for employee share programs				1,279			(30,160)	315,312	106,950	515			392,102	376	392,478
Dividends							22,495				(580,950)		(558,455)	(615)	(559,070)
Other, net								5,210					5,210	(6,370)	(1,160)
Balance as of May 31, 2021	$57	40	$15	666,394	$—	516	$1,482,357	$8,756,315	$(4,639,423)	(31,999)	$15,004,281	$(1,260,757)	$19,342,845	$551,119	$19,893,964
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											5,212,041		5,212,041	84,534	5,296,575
Other comprehensive income (loss)												(534,649)	(534,649)	(10,032)	(544,681)
Purchases of Class A shares								3,388	(3,506,617)	(10,119)			(3,503,229)	(3,388)	(3,506,617)
Share-based compensation expense							1,210,825	108,730					1,319,555		1,319,555
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(9)		(4,274)					(4,274)		(4,274)
Issuances of Class A shares for employee share programs				7,394			(1,285,617)	1,795,507	792,706	3,096	(103,889)		1,198,707	1,144	1,199,851
Dividends							77,938				(1,919,542)		(1,841,604)	(1,972)	(1,843,576)
Other, net								13,093					13,093	(15,317)	(2,224)
Balance as of May 31, 2022	$57	40	$15	663,985	$—	504	$1,753,930	$10,534,282	$(6,122,402)	(31,568)	$17,177,358	$(1,954,146)	$21,389,094	$622,629	$22,011,723
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											4,490,561		4,490,561	62,561	4,553,122
Other comprehensive income (loss)												301,080	301,080	5,965	307,045
Purchases of Class A shares								2,732	(2,780,928)	(10,970)			(2,778,196)	(2,732)	(2,780,928)
Share-based compensation expense							977,979	89,272					1,067,251		1,067,251
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(12)		(7,548)					(7,548)		(7,548)
Issuances of Class A shares for employee share programs				7,845			(1,145,096)	1,497,827	707,266	3,394	(121,342)		938,655	909	939,564
Dividends							64,172				(1,740,471)		(1,676,299)	(1,865)	(1,678,164)
Other, net								6,805					6,805	(12,356)	(5,551)
Balance as of May 31, 2021	$57	40	$15	666,394	$—	516	$1,482,357	$8,756,315	$(4,639,423)	(31,999)	$15,004,281	$(1,260,757)	$19,342,845	$551,119	$19,893,964
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Nine Months Ended May 31, 2022 and 2021
(Unaudited)

	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,296,575	$4,553,122
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,553,311	1,404,961
Share-based compensation expense	1,319,555	1,067,251
Deferred tax expense (benefit)	(27,784)	(59,713)
Other, net	(99,979)	(291,096)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(2,594,564)	(1,311,984)
Other current and non-current assets	(713,632)	(369,888)
Accounts payable	142,286	522,087
Deferred revenues, current and non-current	585,497	477,116
Accrued payroll and related benefits	489,743	915,407
Income taxes payable, current and non-current	360,262	192,362
Other current and non-current liabilities	(560,251)	(560,909)
Net cash provided by (used in) operating activities	5,751,019	6,538,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(540,947)	(343,837)
Purchases of businesses and investments, net of cash acquired	(2,212,388)	(1,544,412)
Proceeds from the sale of businesses and investments, net of cash transferred	(108,099)	409,828
Other investing, net	9,397	19,971
Net cash provided by (used in) investing activities	(2,852,037)	(1,458,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,199,851	939,564
Purchases of shares	(3,510,891)	(2,788,476)
Proceeds from (repayments of) long-term debt, net	(11,530)	(1,286)
Cash dividends paid	(1,843,576)	(1,678,164)
Other financing, net	(43,468)	(30,190)
Net cash provided by (used in) financing activities	(4,209,614)	(3,558,552)
Effect of exchange rate changes on cash and cash equivalents	(153,974)	72,336
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,464,606)	1,594,050
CASH AND CASH EQUIVALENTS, beginning of period	8,168,174	8,415,330
CASH AND CASH EQUIVALENTS, end of period	$6,703,568	$10,009,380
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,264,631	$1,090,696
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2022.
Allowance for Credit Losses - Client Receivables and Contract Assets
As of May 31, 2022 and August 31, 2021, the total allowance for credit losses recorded for client receivables and contract assets was $25,895 and $32,206, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	May 31, 2022	August 31, 2021
Equity method investments	$172,512	$184,157
Investments without readily determinable fair values	158,991	145,369
Total non-current investments	$331,503	$329,526
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of May 31, 2022, the carrying amount of our investment was $148,140, and the estimated fair value of our approximately 16% ownership was $340,426. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

Depreciation and Amortization
As of May 31, 2022 and August 31, 2021, total accumulated depreciation was $2,625,468 and $2,412,449, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and nine months ended May 31, 2022, respectively.

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021 (1)	May 31, 2022	May 31, 2021 (1)
Depreciation	$150,272	$124,502	$438,937	$377,910
Amortization - Deferred transition	68,420	65,417	203,957	228,390
Amortization - Intangible assets	109,855	93,980	328,228	234,933
Operating lease cost	193,209	193,763	576,320	559,712
Other	2,430	1,324	5,869	4,016
Total depreciation, amortization and other	$524,186	$478,986	$1,553,311	$1,404,961
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

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $24 billion and $23 billion as of May 31, 2022 and August 31, 2021, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 40% of our remaining performance obligations as of May 31, 2022 as revenue in fiscal 2022, an additional 36% in fiscal 2023, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2022 and 2021, respectively.
Contract Balances
Deferred transition revenues were $733,982 and $700,080 as of May 31, 2022 and August 31, 2021, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $826,042 and $731,445 as of May 31, 2022 and August 31, 2021, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of May 31, 2022	As of August 31, 2021
Receivables	$10,816,679	$8,796,992
Contract assets (current)	1,402,395	931,220
Receivables and contract assets, net of allowance (current)	12,219,074	9,728,212
Contract assets (non-current)	35,714	38,334
Deferred revenues (current)	4,561,147	4,229,177
Deferred revenues (non-current)	733,982	700,080
Changes in the contract asset and liability balances during the nine months ended May 31, 2022 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2022 that were included in Deferred revenues as of February 28, 2022 and August 31, 2021 were $2.5 billion and $3.5 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2021 that were included in Deferred revenues as of February 28, 2021 and August 31, 2020 were $2.2 billion and $3.1 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Basic earnings per share
Net income attributable to Accenture plc	$1,786,075	$1,549,426	$5,212,041	$4,490,561
Basic weighted average Class A ordinary shares	632,749,442	635,203,753	632,969,487	635,151,632
Basic earnings per share	$2.82	$2.44	$8.23	$7.07
Diluted earnings per share
Net income attributable to Accenture plc	$1,786,075	$1,549,426	$5,212,041	$4,490,561
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,902	1,699	5,578	5,001
Net income for diluted earnings per share calculation	$1,787,977	$1,551,125	$5,217,619	$4,495,562
Basic weighted average Class A ordinary shares	632,749,442	635,203,753	632,969,487	635,151,632
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	673,775	696,473	677,363	707,408
Diluted effect of employee compensation related to Class A ordinary shares	7,513,927	9,485,736	9,834,622	10,245,649
Diluted effect of share purchase plans related to Class A ordinary shares	67,597	68,059	210,968	139,312
Diluted weighted average Class A ordinary shares	641,004,741	645,454,021	643,692,440	646,244,001
Diluted earnings per share	$2.79	$2.40	$8.11	$6.96
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Foreign currency translation
Beginning balance	$(1,186,417)	$(843,968)	$(975,064)	$(1,010,279)
Foreign currency translation	(235,827)	72,565	(455,075)	242,016
Income tax benefit (expense)	110	(583)	2,477	(1,734)
Portion attributable to noncontrolling interests	4,406	(3,903)	9,934	(5,892)
Foreign currency translation, net of tax	(231,311)	68,079	(442,664)	234,390
Ending balance	(1,417,728)	(775,889)	(1,417,728)	(775,889)

Defined benefit plans
Beginning balance	(563,385)	(594,087)	(559,958)	(615,223)
Reclassifications into net periodic pension and post-retirement expense	12,579	13,698	7,881	41,035
Income tax benefit (expense)	(2,276)	(2,638)	(1,009)	(8,816)
Portion attributable to noncontrolling interests	(11)	(12)	(7)	(35)
Defined benefit plans, net of tax	10,292	11,048	6,865	32,184
Ending balance	(553,093)	(583,039)	(553,093)	(583,039)

Cash flow hedges
Beginning balance	74,317	27,617	115,525	63,714
Unrealized gain (loss)	(37,978)	118,720	(31,924)	109,058
Reclassification adjustments into Cost of services	(27,449)	(33,043)	(78,142)	(68,329)
Income tax benefit (expense)	7,724	(15,045)	11,111	(6,234)
Portion attributable to noncontrolling interests	61	(78)	105	(38)
Cash flow hedges, net of tax	(57,642)	70,554	(98,850)	34,457
Ending balance (1)	16,675	98,171	16,675	98,171

Investments
Beginning balance	—	—	—	(49)
Unrealized gain (loss)	—	—	—	49
Investments, net of tax	—	—	—	49
Ending balance	—	—	—	—

Accumulated other comprehensive loss	$(1,954,146)	$(1,260,757)	$(1,954,146)	$(1,260,757)
(1)As of May 31, 2022, $42,073 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations and Dispositions
Business Combinations
During the nine months ended May 31, 2022, we completed individually immaterial acquisitions for total consideration of $2,181,316, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
Dispositions
During the third quarter of fiscal 2022, we disposed of our business in Russia, which was part of our Europe segment. The transaction resulted in a non-operating loss of $96,294, which was not deductible for tax purposes and did not have a material effect on our operations or financial results.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2021	Additions/ Adjustments	Foreign Currency Translation	May 31, 2022
North America	$6,618,198	$396,122	$(693)	$7,013,627
Europe	3,329,746	1,240,717	(363,646)	4,206,817
Growth Markets	1,177,917	137,532	(36,450)	1,278,999
Total	$11,125,861	$1,774,371	$(400,789)	$12,499,443
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2021			May 31, 2022
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,068,156	$(654,460)	$1,413,696	$2,356,899	$(807,826)	$1,549,073
Technology	250,481	(54,391)	196,090	264,040	(83,716)	180,324
Patents	126,202	(66,650)	59,552	127,688	(70,893)	56,795
Other	70,407	(28,807)	41,600	72,095	(36,992)	35,103
Total	$2,515,246	$(804,308)	$1,710,938	$2,820,722	$(999,427)	$1,821,295
Total amortization related to our intangible assets was $109,855 and $328,228 for the three and nine months ended May 31, 2022, respectively. Total amortization related to our intangible assets was $93,980 and $234,933 for the three and nine months ended May 31, 2021, respectively. Estimated future amortization related to intangible assets held as of May 31, 2022 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2022	$98,449
2023	350,336
2024	313,662
2025	290,175
2026	243,997
Thereafter	524,676
Total	$1,821,295

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		18

7. Shareholders’ Equity
Dividends
Our dividend activity during the nine months ended May 31, 2022 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2021	$0.97	October 14, 2021	$612,543	October 12, 2021	$665	$613,208
February 15, 2022	0.97	January 13, 2022	615,926	January 11, 2022	657	616,583
May 13, 2022	0.97	April 14, 2022	613,135	April 12, 2022	650	613,785
Total Dividends			$1,841,604		$1,972	$1,843,576
The payment of cash dividends includes the net effect of $77,938 of additional restricted stock units being issued as a part of our share plans, which resulted in 233,603 restricted share units being issued.
Subsequent Event
On June 22, 2022, the Board of Directors of Accenture plc declared a quarterly cash dividend of $0.97 per share on our Class A ordinary shares for shareholders of record at the close of business on July 14, 2022 payable on August 15, 2022.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2022 and 2021, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $31,285 and $67,812 for the three and nine months ended May 31, 2022, respectively, and net losses of $13,165 and net gains of $11,370 for the three and nine months ended May 31, 2021, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	May 31, 2022	August 31, 2021
Assets
Cash Flow Hedges
Other current assets	$66,800	$109,416
Other non-current assets	41,290	70,250
Other Derivatives
Other current assets	34,578	32,322
Total assets	$142,668	$211,988
Liabilities
Cash Flow Hedges
Other accrued liabilities	$24,727	$5,867
Other non-current liabilities	27,774	8,585
Other Derivatives
Other accrued liabilities	35,556	3,614
Total liabilities	$88,057	$18,066
Total fair value	$54,611	$193,922
Total notional value	$10,749,922	$10,045,903
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

	May 31, 2022	August 31, 2021
Net derivative assets	$83,716	$193,936
Net derivative liabilities	29,105	14
Total fair value	$54,611	$193,922

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		20

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2022 and 2021 were 27.1% and 25.0%, respectively. The effective tax rate for the three months ended May 31, 2022 included higher tax expense from changes in the geographic distribution of earnings. Our effective tax rates for the nine months ended May 31, 2022 and 2021 were 23.8% and 22.1%, respectively. Absent the $271,009 gain on our investment in Duck Creek Technologies and related $41,440 in tax expense, our effective tax rate for the nine months ended May 31, 2021 would have been 22.4%. The effective tax rate for the nine months ended May 31, 2022 included higher tax expense from changes in the geographic distribution of earnings, partially offset by higher tax benefits from share-based payments.

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
As of May 31, 2022 and August 31, 2021, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,445,000 and $885,000, respectively, of which all but approximately $51,000 and $78,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of May 31, 2022 and August 31, 2021, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,108,966 and $928,918, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of May 31, 2022, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On October 27, 2020, the court issued an order largely denying Accenture’s motion to dismiss the claims against us. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we are appealing. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		22

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
GEOGRAPHIC MARKETS
North America	$7,613,629	$6,199,583	$21,597,880	$17,312,514
Europe	5,350,360	4,452,360	15,460,313	12,449,811
Growth Markets	3,194,814	2,611,852	9,112,456	7,351,780
Total Revenues	$16,158,803	$13,263,795	$46,170,649	$37,114,105
INDUSTRY GROUPS
Communications, Media & Technology	$3,427,232	$2,704,260	$9,703,579	$7,518,074
Financial Services	3,079,418	2,597,532	8,869,296	7,321,378
Health & Public Service	2,917,028	2,519,591	8,333,915	6,993,381
Products	4,601,473	3,673,963	13,212,255	10,220,982
Resources	2,133,652	1,768,449	6,051,604	5,060,290
Total Revenues	$16,158,803	$13,263,795	$46,170,649	$37,114,105
TYPE OF WORK
Consulting	$9,032,484	$7,260,428	$25,747,095	$20,032,392
Outsourcing	7,126,319	6,003,367	20,423,554	17,081,713
Total Revenues	$16,158,803	$13,263,795	$46,170,649	$37,114,105

	Operating Income
	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
GEOGRAPHIC MARKETS
North America	$1,379,828	$1,128,352	$3,715,155	$2,789,305
Europe	693,512	607,858	1,969,997	1,740,221
Growth Markets	529,778	382,446	1,413,840	1,133,314
Total Operating Income	$2,603,118	$2,118,656	$7,098,992	$5,662,840
During the third quarter of fiscal 2022, we identified an immaterial misclassification in Note 16 (Segment Reporting) to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended August 31, 2021. Net assets for North America and Growth Markets as of August 31, 2021 were understated with an offsetting overstatement in Europe. There was no effect on total net assets or on any other items in Accenture’s Consolidated Financial Statements. The disclosure has been adjusted below and will be corrected in Accenture’s Annual Report on Form 10-K for the year ended August 31, 2022.

	North America	Europe	Growth Markets	Total
Net assets as of August 31, 2021, as reported (1)	$1,859,445	$2,860,604	$848,684	$5,568,733
Adjustments	1,281,873	(1,295,944)	14,071	—
Net assets as of August 31, 2021, as adjusted (1)	$3,141,318	$1,564,660	$862,755	$5,568,733
(1)We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.

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
Business Risks
•Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic and political conditions, including the invasion of Ukraine by Russia, the related sanctions and other measures that have been and continue to be imposed in response to the conflict, as well as the current inflationary environment, and the effects of these conditions on our clients’ businesses and levels of business activity.
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

Overview
Accenture plc is a leading global professional services company, providing a broad range of services in Strategy and Consulting, Technology, Operations and Accenture Song (formerly Accenture Interactive). We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We help our clients build their digital core, transform their operations, and accelerate revenue growth—creating tangible value across their enterprises at speed and scale.
Our results of operations are affected by economic conditions, including macroeconomic conditions, levels of business confidence and the overall inflationary environment. The invasion of Ukraine by Russia and the sanctions and other measures that have been and continue to be imposed in response to this conflict have increased the level of economic and political uncertainty. During the third quarter of fiscal 2022, we disposed of our business in Russia and recorded a non-operating loss of $96 million. We do not have a business in Ukraine or Belarus. While we have not experienced a material impact on our results of operations to date as a result of the conflict, a significant expansion of economic disruption or escalation of the conflict could have a material adverse effect on our results of operations. For a more complete discussion of the risks we encounter in our business, please refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.
Summary of Results
We saw very strong demand across our business in the third quarter of fiscal 2022 as our clients continue their digital transformations. Key metrics for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 included:
•Revenues of $16.2 billion, representing 22% growth in U.S. dollars and 27% growth in local currency;
•New bookings of $17.0 billion, an increase of 10% in U.S. dollars and 15% in local currency;
•Operating margin of 16.1%, a 10 basis point expansion;
•Diluted earnings per share of $2.79, an increase of 16% over $2.40 for the third quarter of fiscal 2021, including a $0.15 per share or 6% negative impact from the disposition of our business in Russia; and
•Cash returned to shareholders of $5.4 billion, including share purchases of $3.5 billion and dividends of $1.8 billion.
Revenues for the third quarter of fiscal 2022 increased 22% in U.S. dollars and 27% in local currency compared to the third quarter of fiscal 2021. Revenues for the nine months ended May 31, 2022 increased 24% in U.S. dollars and 27% in local currency compared to the nine months ended May 31, 2021. During the third quarter of fiscal 2022, revenue growth in local currency was very strong across all geographic markets, industry groups and types of work. While the business environment remained competitive, pricing improved across our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the third quarter of fiscal 2022 increased 24% in U.S. dollars and 30% in local currency compared to the third quarter of fiscal 2021. Consulting revenues for the nine months ended May 31, 2022 increased 29% in U.S. dollars and 32% in local currency compared to the nine months ended May 31, 2021. Consulting revenue in local currency for the third quarter of fiscal 2022 was driven by very strong growth in Europe, Growth Markets and North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, which we also refer to as our managed services business, revenues for the third quarter of fiscal 2022 increased 19% in U.S. dollars and 23% in local currency compared to the third quarter of fiscal 2021. Outsourcing revenues for the nine months ended May 31, 2022 increased 20% in U.S. dollars and 22% in local currency compared to the nine months ended May 31, 2021. Outsourcing revenue in local currency for the third quarter of fiscal 2022 was driven by very strong growth in Growth Markets, Europe and North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and nine months ended May 31, 2022 compared to the three and nine months ended May 31, 2021, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 5% and 3% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2022, we estimate that our full fiscal 2022 revenue growth in U.S. dollars will be approximately 4.5% lower than our revenue growth in local currency.
Utilization for the third quarter of fiscal 2022 was 91%, down from 93% in the third quarter of fiscal 2021. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 710,000 as of May 31, 2022, compared to approximately 569,000 as of May 31, 2021. The year-over-year increase in our workforce reflects an overall increase in demand for our services and solutions, as well as people added in connection with acquisitions.
Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2022 was 20%, compared to 17% in the third quarter of fiscal 2021. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to match people and skills with client demand.
In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. Given the overall inflationary environment, compensation is increasing faster than in prior years. We are increasing our pricing, changing the mix of people and utilizing technology to reduce the impact of these compensation increases on our margin; however, the impact of these actions is lagging the impact of the compensation increases.
Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate new employees.
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the third quarter of fiscal 2022 was 32.9%, compared with 33.2% for the third quarter of fiscal 2021. Gross margin for the nine months ended May 31, 2022 was 32.0% compared with 32.1% for the nine months ended May 31, 2021. The decrease in gross margin for the three and nine months ended May 31, 2022 was due to higher labor costs, including increased compensation and subcontractor costs, partially offset by a decrease in non-payroll costs.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.8% for the third quarter of fiscal 2022 and 16.6% for the nine months ended May 31, 2022, compared with 17.2% for the third quarter of fiscal 2021 and 16.8% for the nine months ended May 31, 2021. For the third quarter compared to the same period in fiscal 2021, Sales and marketing costs decreased 30 basis points primarily due to a decrease in non-payroll costs, including lower advertising costs, partially offset by higher business development costs as a percentage of revenues. For the nine months ended May 31, 2022 compared to the same period in fiscal 2021, Sales and marketing costs decreased 40 basis points primarily due to lower selling and advertising costs as a percentage of revenues. For the third quarter, compared to the same period in fiscal 2021, General and administrative costs decreased 10 basis points as a percentage of revenues. For the nine months ended May 31, 2022, compared to the same period in fiscal 2021, General and administrative costs increased 20 basis points as a percentage of revenues.
Operating margin (Operating income as a percentage of Revenues) for the third quarter of fiscal 2022 was 16.1%, compared with 16.0% for the third quarter of fiscal 2021. Operating margin for the nine months ended May 31, 2022 was 15.4%, compared with 15.3% for the nine months ended May 31, 2021.
During the nine months ended May 31, 2021, we recorded gains of $271 million and related tax expense of $41 million related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the third quarter of fiscal 2022 and 2021 were 27.1% and 25.0%, respectively. The effective tax rate for the nine months ended May 31, 2022 was 23.8%, compared with 22.1% for the nine months ended May 31, 2021. Absent the investment gains and related tax expense, our effective tax rate for the nine months ended May 31, 2021 would have been 22.4%.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Diluted earnings per share were $2.79 for the third quarter of fiscal 2022, compared with $2.40 for the third quarter of fiscal 2021. Diluted earnings per share were $8.11 for the nine months ended May 31, 2022, compared with $6.96 for the nine months ended May 31, 2021. The $230 million investment gains, net of taxes, increased diluted earnings per share by $0.36 during the nine months ended May 31, 2021. Excluding the impact of these gains, diluted earnings per share would have been $6.60 for the nine months ended May 31, 2021.
We have presented our effective tax rate and diluted earnings per share for the nine months ended May 31, 2021, excluding the impact of the investment gains, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period.
New Bookings
New bookings for the third quarter of fiscal 2022 were $17.0 billion, with consulting bookings of $9.1 billion and outsourcing bookings of $7.8 billion. New bookings for the nine months ended May 31, 2022 were $53.3 billion, with consulting bookings of $29.4 billion and outsourcing bookings of $23.9 billion. New bookings for the third quarter of fiscal 2021 were $15.4 billion, with consulting bookings of $8.0 billion and outsourcing bookings of $7.4 billion. New bookings for the nine months ended May 31, 2021 were $44.3 billion, with consulting bookings of $22.7 billion and outsourcing bookings of $21.6 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Results of Operations for the Three Months Ended May 31, 2022 Compared to the Three Months Ended May 31, 2021
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	May 31, 2022	May 31, 2021			May 31, 2022	May 31, 2021
GEOGRAPHIC MARKETS
North America	$7,614	$6,200	23%	23%	47%	47%
Europe	5,350	4,452	20	30	33	34
Growth Markets	3,195	2,612	22	30	20	20
Total	$16,159	$13,264	22%	27%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$3,427	$2,704	27%	31%	21%	20%
Financial Services	3,079	2,598	19	24	19	20
Health & Public Service	2,917	2,520	16	19	18	19
Products	4,601	3,674	25	31	28	28
Resources	2,134	1,768	21	26	13	13
Total	$16,159	$13,264	22%	27%	100%	100%
TYPE OF WORK
Consulting	$9,032	$7,260	24%	30%	56%	55%
Outsourcing	7,126	6,003	19	23	44	45
Total	$16,159	$13,264	22%	27%	100%	100%
Amounts in table may not total due to rounding.
Revenues
The following revenues commentary discusses local currency revenue changes for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021:
Geographic Markets
•North America revenues increased 23% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Public Service, Software & Platforms and Communications & Media. Revenue growth was driven by the United States.
•Europe revenues increased 30% in local currency, led by growth in Industrial, Consumer Goods, Retail & Travel Services and Banking & Capital Markets. Revenue growth was driven by Germany, the United Kingdom, France and Italy.
•Growth Markets revenues increased 30% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets and Public Service. Revenue growth was driven by Japan and Australia.
Operating Expenses
Operating expenses for the third quarter of fiscal 2022 increased $2,411 million, or 22%, over the third quarter of fiscal 2021, and decreased as a percentage of revenues to 83.9% from 84.0% during this period.
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	May 31, 2022		May 31, 2021		Increase (Decrease)
Operating Expenses	$13,556	83.9%	$11,145	84.0%	$2,411
Cost of services	10,844	67.1	8,859	66.8	1,985
Sales and marketing	1,661	10.3	1,407	10.6	254
General and administrative costs	1,051	6.5	879	6.6	172

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Cost of Services
Cost of services for the third quarter of fiscal 2022 increased $1,985 million, or 22%, over the third quarter of fiscal 2021, and increased as a percentage of revenues to 67.1% over 66.8% during this period. Gross margin for the third quarter of fiscal 2022 decreased to 32.9% from 33.2% during the third quarter of fiscal 2021. The decrease in gross margin was due to higher labor costs, including increased compensation and subcontractor costs, partially offset by a decrease in non-payroll costs compared to the same period in fiscal 2021.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2022 increased $254 million, or 18%, over the third quarter of fiscal 2021, and decreased as a percentage of revenues to 10.3% from 10.6% during this period primarily due to a decrease in non-payroll costs, including lower advertising costs, partially offset by higher business development costs.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2022 increased $172 million, or 20%, over the third quarter of fiscal 2021, and decreased as a percentage of revenues to 6.5% from 6.6% during this period.
Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2022 increased $484 million, or 23%, over the third quarter of fiscal 2021. Operating margin for the third quarter of fiscal 2022 was 16.1%, compared with 16.0% for the third quarter of fiscal 2021.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	May 31, 2022		May 31, 2021
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,380	18%	$1,128	18%	$251
Europe	694	13	608	14	86
Growth Markets	530	17	382	15	147
Total	$2,603	16.1%	$2,119	16.0%	$484
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2022 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021:
•North America operating income increased primarily due to revenue growth, partially offset by lower contract profitability and higher selling and other business development costs as a percentage of revenues.
•Europe operating income increased primarily due to revenue growth, partially offset by lower contract profitability and higher acquisition-related costs.
•Growth Markets operating income increased primarily due to revenue growth, partially offset by lower outsourcing contract profitability.
Loss on Disposition of Russia Business
We recorded a loss from the disposal of our business in Russia of $96 million during the third quarter of fiscal 2022.
Income Tax Expense
The effective tax rates for the third quarter of fiscal 2022 and 2021 were 27.1% and 25.0%, respectively. The higher effective tax rate for the third quarter of fiscal 2022 was primarily due to tax expense from changes in the geographic distribution of earnings.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Earnings Per Share
Diluted earnings per share were $2.79 for the third quarter of fiscal 2022, compared with $2.40 for the third quarter of fiscal 2021. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q3 FY21 As Reported	$2.40
Higher revenue and operating results	0.56
Lower share count	0.02
Lower non-operating expense (excluding loss on disposition of Russia business)	0.01
Higher net income attributable to noncontrolling interests	(0.01)
Higher effective tax rate (excluding loss on disposition of Russia business)	(0.04)
Loss on disposition of Russia business	(0.15)
Q3 FY22 As Reported	$2.79

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Results of Operations for the Nine Months Ended May 31, 2022 Compared to the Nine Months Ended May 31, 2021
Revenues by geographic market, industry group and type of work are as follows:

	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Nine Months Ended
(in millions of U.S. dollars)	May 31, 2022	May 31, 2021			May 31, 2022	May 31, 2021
GEOGRAPHIC MARKETS
North America	$21,598	$17,313	25%	25%	47%	47%
Europe	15,460	12,450	24	30	33	34
Growth Markets	9,112	7,352	24	30	20	20
Total	$46,171	$37,114	24%	27%	100%	100%
INDUSTRY GROUPS
Communications, Media & Technology	$9,704	$7,518	29%	32%	21%	20%
Financial Services	8,869	7,321	21	25	19	20
Health & Public Service	8,334	6,993	19	21	18	19
Products	13,212	10,221	29	33	29	28
Resources	6,052	5,060	20	23	13	14
Total	$46,171	$37,114	24%	27%	100%	100%
TYPE OF WORK
Consulting	$25,747	$20,032	29%	32%	56%	54%
Outsourcing	20,424	17,082	20	22	44	46
Total	$46,171	$37,114	24%	27%	100%	100%
Amounts in table may not total due to rounding.
Revenues
The following revenues commentary discusses local currency revenue changes for the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021:
Geographic Markets
•North America revenues increased 25% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Software & Platforms and Public Service. Revenue growth was driven by the United States.
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
Operating Expenses
Operating expenses for the nine months ended May 31, 2022 increased $7,620 million, or 24%, over the nine months ended May 31, 2021, and decreased as a percentage of revenues to 84.6% from 84.7% during this period.
Operating expenses by category are as follows:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2022		May 31, 2021		Increase (Decrease)
Operating Expenses	$39,072	84.6%	$31,451	84.7%	$7,620
Cost of services	31,415	68.0	25,216	67.9	6,199
Sales and marketing	4,530	9.8	3,773	10.2	757
General and administrative costs	3,126	6.8	2,462	6.6	665
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Cost of Services
Cost of services for the nine months ended May 31, 2022 increased $6,199 million, or 25%, over the nine months ended May 31, 2021, and increased as a percentage of revenues to 68.0% over 67.9% during this period. Gross margin for the nine months ended May 31, 2022 decreased to 32.0% from 32.1% during the nine months ended May 31, 2021. The decrease in gross margin was due to higher labor costs, including increased compensation and subcontractor costs, partially offset by a decrease in non-payroll costs compared to the same period in fiscal 2021.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2022 increased $757 million, or 20%, over the nine months ended May 31, 2021, and decreased as a percentage of revenues to 9.8% from 10.2% during this period. The decrease was primarily due to lower selling and advertising costs compared to the same period in fiscal 2021.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2022 increased $665 million, or 27%, over the nine months ended May 31, 2021, and increased as a percentage of revenues to 6.8% over 6.6% during this period.
Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2022 increased $1,436 million, or 25%, over the nine months ended May 31, 2021. Operating margin for the nine months ended May 31, 2022 was 15.4%, compared with 15.3% for the nine months ended May 31, 2021.
Operating income and operating margin for each of the geographic markets are as follows:

	Nine Months Ended
	May 31, 2022		May 31, 2021
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$3,715	17%	$2,789	16%	$926
Europe	1,970	13	1,740	14	230
Growth Markets	1,414	16	1,133	15	281
TOTAL	$7,099	15.4%	$5,663	15.3%	$1,436
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2022 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for the nine months ended May 31, 2022 compared with the nine months ended May 31, 2021.
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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the nine months ended May 31, 2022, other income (expense), net decreased $242 million from the nine months ended May 31, 2021, primarily due to lower gains on investments. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Loss on Disposition of Russia Business
We recorded a loss from the disposal of our business in Russia of $96 million during the nine months ended May 31, 2022.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Income Tax Expense
The effective tax rate for the nine months ended May 31, 2022 was 23.8%, compared with 22.1% for the nine months ended May 31, 2021. Absent the $271 million investment gains and related $41 million in tax expense, our effective tax rate for the nine months ended May 31, 2021 would have been 22.4%. The higher effective tax rate for the nine months ended May 31, 2022 was primarily due to tax expense from changes in the geographic distribution of earnings, partially offset by higher tax benefits from share-based payments.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2022 annual effective tax rate to be in the range of 23.5% to 24.5%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $8.11 for the nine months ended May 31, 2022, compared with $6.96 for the nine months ended May 31, 2021. The $230 million investment gains, net of taxes, increased diluted earnings per share by $0.36 during the nine months ended May 31, 2021. Excluding the impact of these gains, diluted earnings per share would have been $6.60 for the nine months ended May 31, 2021. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
FY21 As Reported	$6.96
Higher revenue and operating results	1.73
Lower non-operating expense (excluding loss on disposition of Russia business)	0.05
Lower share count	0.03
Higher net income attributable to noncontrolling interests	(0.03)
Higher effective tax rate (excluding loss on disposition of Russia business)	(0.12)
Loss on disposition of Russia business	(0.15)
Lower gains on an investment, net of tax	(0.36)
FY22 As Reported	$8.11

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Liquidity and Capital Resources
As of May 31, 2022, Cash and cash equivalents was $6.7 billion, compared with $8.2 billion as of August 31, 2021.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2022	May 31, 2021	Change
Net cash provided by (used in):
Operating activities	$5,751	$6,539	$(788)
Investing activities	(2,852)	(1,458)	(1,394)
Financing activities	(4,210)	(3,559)	(651)
Effect of exchange rate changes on cash and cash equivalents	(154)	72	(226)
Net increase (decrease) in cash and cash equivalents	$(1,465)	$1,594	$(3,059)
Operating activities: The $788 million decrease in operating cash flows was primarily due to changes in operating assets and liabilities, including receivables from clients and contract assets, partially offset by higher net income.
Investing activities: The $1,394 million increase in cash used was primarily due to higher spending on business acquisitions, lower proceeds from the sale of businesses and investments, and higher spending on purchases of property and equipment. For additional information, see Note 5 (Business Combinations and Dispositions) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $651 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2022, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,546	—
Local guaranteed and non-guaranteed lines of credit	238	—
Total	$4,784	$—
Under the borrowing facilities described above, we had an aggregate of $885 million of letters of credit outstanding as of May 31, 2022. We have a short-term commercial paper financing program backed by our $3 billion syndicated credit facility. As of May 31, 2022, we had no commercial paper outstanding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

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
Our share purchase activity during the nine months ended May 31, 2022 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	7,671,139	$2,576	—	$—
Other share purchase programs	—	—	11,318	4
Other purchases (2)	2,447,915	931	—	—
Total	10,119,054	$3,507	11,318	$4
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the nine months ended May 31, 2022, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended May 31, 2022, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2021. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2021, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2021.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	37
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2022 — March 31, 2022	1,512,082	$317.96	1,470,022	$4,140
April 1, 2022 — April 30, 2022	800,416	326.67	751,800	3,895
May 1, 2022 — May 31, 2022	789,267	291.30	655,454	3,706
Total (4)	3,101,765	$313.43	2,877,276
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2022, we purchased 2,877,276 Accenture plc Class A ordinary shares under this program for an aggregate price of $902 million. The open-market purchase program does not have an expiration date.
(3)As of May 31, 2022, our aggregate available authorization for share purchases and redemptions was $3,706 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2022, the Board of Directors of Accenture plc has authorized an aggregate of $43.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the third quarter of fiscal 2022, Accenture purchased 224,489 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	38
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2022 (Unaudited) and August 31, 2021, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2022 and May 31, 2021, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2022 and May 31, 2021, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2022 and May 31, 2021, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2022 and May 31, 2021 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	39
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 23, 2022

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)