Form 10-K
period 2022-08-31
Accenture plc
filed 2022-10-12
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2022 was approximately $200,173,941,446 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $316.02 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of September 28, 2022 was 664,783,164 (which number includes 34,703,204 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of September 28, 2022 was 500,837.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on February 1, 2023, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2022.

ACCENTURE 2022 FORM 10-K	Part I	1
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
Available Information
Our website address is www.accenture.com. We use our website as a channel of distribution for company information. We make available free of charge on the Investor Relations section of our website (http://investor.accenture.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics. Financial and other material information regarding us is routinely posted on and accessible at http://investor.accenture.com and on the Accenture 360° Value Reporting Experience (http://www.accenture.com/reportingexperience). We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.
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

ACCENTURE 2022 FORM 10-K	Item 1. Business	2
Item 1. Business
Overview
Accenture is a leading global professional services company that helps the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale. We are a talent and innovation led company with over 721,000 people serving clients in more than 120 countries. Technology is at the core of change today, and we are one of the world’s leaders in helping drive that change, with strong ecosystem relationships. We combine our strength in technology with unmatched industry experience, functional expertise and global delivery capability. We are uniquely able to deliver tangible outcomes because of our broad range of services, solutions and assets across Strategy & Consulting, Technology, Operations, Industry X and Song (formerly Interactive). These capabilities, together with our culture of shared success and commitment to creating 360° value, enable us to help our clients succeed and build trusted, lasting relationships. We measure our success by the 360° value we create for our clients, each other, our shareholders, partners and communities.

Fiscal 2022 Highlights

We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). Our geographic markets bring together all of our capabilities across our services, industries and functions to deliver value to our clients.

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

$61.6B in revenues
Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies.
We employed more than
721,000 people
as of August 31, 2022.

We have long-term relationships and
have partnered with
99 of our top 100 clients
for more than 10 years.

ACCENTURE 2022 FORM 10-K	Item 1. Business	3

Fiscal 2022 Investments

$3.4B	$1.1B	$1.1B	8,300+
across 38 strategic acquisitions	in research and development	in learning and professional development	patents and pending patent applications worldwide at year-end

During fiscal 2022, we continued to make significant investments—in strategic acquisitions, in research and development (R&D) in our assets, platforms and industry and functional solutions, and in attracting, retaining and developing people. These investments help us to further enhance our differentiation and competitiveness in the marketplace. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our business in high-growth areas; adding skills and capabilities in new areas; and deepening our industry and functional expertise. In fiscal 2022, we invested $3.4 billion across 38 strategic acquisitions, $1.1 billion in R&D, and $1.1 billion in learning and professional development. At year-end, we had more than 8,300 patents and pending patent applications worldwide.
Our Strategy
The core of our growth strategy is delivering 360° value to our clients, people, shareholders, partners and communities. Our strategy defines the areas in which we will drive growth, build differentiation via 360° value and enable our business to create that value every day. We define 360° value as delivering the financial business case and unique value a client may be seeking, and striving to partner with our clients to achieve greater progress on inclusion and diversity, reskill and upskill our clients’ employees, help our clients achieve their sustainability goals, and create meaningful experiences, both with Accenture and for the customers and employees of our clients.
We bring industry specific solutions and services as well as cross industry expertise and leverage our scale and global footprint, innovation capabilities, and strong ecosystem partnerships together with our assets and platforms including MyWizard, MyNav and SynOps to deliver tangible value for our clients.
We help our clients use technology to drive enterprise-wide transformation, which includes:
•building their digital core—such as moving them to the cloud, leveraging data and artificial intelligence, and embedding security across the enterprise;
•optimizing their operations—such as helping our clients digitize faster, access digital talent and reduce costs as well as through digitizing engineering and manufacturing; and
•accelerating their revenue growth—such as through using technology and creativity to create personalized connections, experiences and targeted sales at scale, leveraging data and AI, transforming content supply chains and marketing and commerce models and helping create new digital services and business models.
Our managed services have become increasingly strategic as companies seek to move faster and leverage our digital platforms and talent as well as reduce costs.
We believe our strategy to deliver 360° value makes us an attractive destination for top talent, a trusted partner to our clients and ecosystem, and a respected member of our communities.
We believe that the companies that will lead in the next decade need to harness the five key forces of change we have identified—total enterprise reinvention, talent, sustainability, the metaverse continuum and the ongoing technology revolution. We are investing and co-creating with clients and partners to lead in helping our clients thrive across these forces, which we expect to have different time horizons. Today, the strong demand we continue to see across our geographic markets, services and industries is being primarily driven by the first two, as companies are in the early stages of harnessing these forces. We have summarized below each of the five key forces as we currently see them evolving.
•Total enterprise reinvention, as we believe every part of every business must be transformed by technology, data and AI, with new ways of working and engaging with customers, employees and partners, and new business models, products and services. We are helping clients build their digital core, optimize operations and accelerate growth.
•Talent, as companies must be able to access great talent, be talent creators not just consumers, and unlock the potential of their people—from the ways they organize and work, to their culture, to their employee value proposition.
•Sustainability, as consumers, employees, business partners, regulators and investors are demanding companies move from commitment to action—we believe every business must be a sustainable business.

ACCENTURE 2022 FORM 10-K	Item 1. Business	4
•The metaverse continuum, moving seamlessly between virtual and physical, which we believe will provide even greater possibilities in the next waves of digital transformation.
•The ongoing technology revolution, from the rich innovation to come in the powerful technologies being used to transform companies today, to the new fields of the future, from quantum computing, to science and space technology.
We believe that helping clients navigate these five key forces of change will, in turn, drive our growth.

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

Our Commitment—We are a purpose-driven company, committed to delivering on the promise of technology and human ingenuity by continuously innovating and developing leading-edge ideas and leveraging emerging technologies in anticipation of our clients’ needs. Our culture is underpinned by our core values and Code of Business Ethics, which are key drivers of the trust our clients and partners place in us; and

Our Foundation—Our Leadership Essentials set the standard for what we expect from our people. Our growth model, which leverages our global sales, client experience and innovation, while organizing around geographic markets and industry groups within those markets, enables us to be close to our clients, people and partners to scale efficiently. Our enduring shareholder value proposition is also a key element of the foundation that enables us to execute on our growth strategy through the financial value it creates.

Geographic Markets
Our geographic markets, North America, Europe and Growth Markets, bring together integrated service teams, which typically consist of industry and functional experts, technology and capability specialists and professionals with local market knowledge and experience, to meet client needs. The geographic markets have primary responsibility for building and sustaining long-term client relationships; bringing together our expertise from around the globe and collaborating across our business to sell and deliver our full range of services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
While we serve clients in locally relevant ways, our global footprint and scale in every major country give us the ability to leverage our experience and people from around the world to accelerate outcomes for our clients.
Our three geographic markets are our reporting segments. The percent of our revenues represented by each market is shown at right.

ACCENTURE 2022 FORM 10-K	Item 1. Business	5
Services
We bring together skills, capabilities, industry experience and functional expertise to help our clients achieve tangible outcomes and create 360° value.
Strategy & Consulting
We work with C-suite executives, leaders and boards of the world’s leading organizations, helping them formulate their strategy, shape and accelerate their total enterprise reinvention to drive growth, enhance competitiveness, drive operational improvements, reduce costs and deliver sustainable 360° value to their stakeholders. We use our deep industry and functional expertise underpinned by technology, data, analytics, artificial intelligence, innovation, and our change management and talent capabilities, to help reinvent every part of the enterprise.
Technology
We provide innovative and comprehensive services and solutions that span cloud; systems integration and application management; security; intelligent platform services; infrastructure services; software engineering services; data and artificial intelligence; and global delivery through our Advanced Technology Centers. We continuously innovate our services, capabilities and platforms through early adoption of new technologies such as blockchain, robotics, 5G, edge computing, metaverse and quantum computing. We provide a range of capabilities that addresses the challenges faced by organizations today, including how to manage change and develop new growth opportunities.
We are continuously innovating and investing in R&D for both existing and new forms of technology. Our focus in our Labs includes furthering innovation beyond traditional boundaries, such as science and space technologies. Our innovation hubs around the world help clients innovate at unmatched speed, scope and scale. We have strong relationships with the world’s leading technology companies, as well as emerging start-ups, which enable us to enhance our service offerings, augment our capabilities and deliver distinctive business value to our clients. Our strong ecosystem relationships provide a significant competitive advantage, and we are a key partner of a broad range of technology providers, including Adobe, Alibaba, Amazon Web Services, Blue Yonder, Cisco, Dell, Google, HPE, IBM RedHat, Microsoft, Oracle, Pegasystems, Salesforce, SAP, ServiceNow, VMWare, Workday and many others. In addition to our mature partners, we invest in emerging technologies through Accenture Ventures. We push the boundaries of what technology can enable and help clients get the most value and best capabilities out of platforms.
Operations
We operate business processes on behalf of clients for specific enterprise functions, including finance and accounting, sourcing and procurement, supply chain, marketing and sales, as well as industry-specific services, such as platform trust and safety, banking, insurance and health services. We help organizations to reinvent themselves through intelligent operations, enabled by SynOps, our data-powered, cloud enabled platform that combines our human + machine capabilities. It represents our collection of specialized talent, data and insights, and digital assets that are enabled to deliver business outcomes at speed and scale.
Industry X
We combine our digital capabilities with deep engineering and manufacturing expertise. By using the combined power of digital and data we help our clients to reimagine the products they make and how they make them. We collaborate closely with our platform and software partners to help our clients achieve compressed transformations by redefining how their products are designed and engineered, sourced and supplied, manufactured, and serviced, returned and renewed. Through the use of data and transformative technologies such as digital twins, AI, IoT, cloud/Edge, 5G, advanced robotics, and metaverse we help our clients embed greater resilience, productivity and sustainability into their core operations. And in doing so, we help them create new, hyper-personalized experiences and intelligent products and services.
Song
We strive to accelerate growth and value for our clients across industries through sustained customer relevance with emerging channels, technologies and models tied to the ever-changing needs and preferences of business-to-business and business-to-consumer customers. Our capabilities span ideation to execution: growth, product and experience design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. With strong client relationships and deep industry expertise, we help our clients operate at speed through the potential of imagination, technology and intelligence.

ACCENTURE 2022 FORM 10-K	Item 1. Business	6
Industry Groups
We believe the depth and breadth of our industry expertise is a key competitive advantage which allows us to bring client specific industry solutions to our clients to accelerate value creation. Our industry focus gives us an understanding of industry evolution, business issues and new and emerging technologies. The breadth of our industry expertise enables us to create solutions that are informed by cross industry experience. We go to market through the following five industry groups within our geographic markets.

Communications, Media & Technology
FY22 Revenues of $12.2B
Percent of Group’s FY22 Revenue

44%	17%	40%
Communications & Media	High Tech	Software & Platforms
Wireline, wireless, broadcast, entertainment, gaming, print, publishing, infrastructure providers and cable and satellite communications service providers	Enterprise and consumer technology, network and equipment manufacturers, semiconductor foundries, electronic manufacturing, engineering design automation and medical equipment companies	Cloud-based enterprise and consumer software companies; and social, commerce, content, media, advertising and gaming platform companies
Amounts do not total due to rounding.

Financial Services
FY22 Revenues of $11.8B
Percent of Group’s FY22 Revenue

68%	32%
Banking & Capital Markets	Insurance
Retail and commercial banks, mortgage lenders, payment providers, corporate and investment banks, private equity firms, market infrastructure providers, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises	Property and casualty, life and annuities and group benefits insurers, reinsurance firms and insurance brokers

Health & Public Service
FY22 Revenues of $11.2B
Percent of Group’s FY22 Revenue

34%	66%
Health	Public Service
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations	Defense departments and military forces; public safety authorities; justice departments; human and social services agencies; educational institutions; non-profit organizations; cities; and postal, customs, revenue and tax agencies
Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 35% of our Health & Public Service industry group’s revenues and 13% of our North America revenues in fiscal 2022.

ACCENTURE 2022 FORM 10-K	Item 1. Business	7

Products
FY22 Revenues of $18.3B
Percent of Group’s FY22 Revenue

50%	30%	20%
Consumer Goods, Retail & Travel Services	Industrial	Life Sciences
Food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; aviation; and hospitality and travel services companies

Industrial & electrical equipment manufacturers and industrial suppliers; and construction, heavy equipment, consumer durables, engineering services, real estate, freight & logistics, aerospace & defense(1) and automotive and public transportation companies
		Biopharmaceutical, medical technology, and biotechnology companies and distributors
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products.

Resources
FY22 Revenues of $8.1B
Percent of Group’s FY22 Revenue

31%	24%	45%
Chemicals & Natural Resources	Energy	Utilities
Petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals, mining, forest products and building materials industries	Companies in the oil and gas industry, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies	Power generators and developers, electric and gas transmission and distribution operators, energy and energy service retailers; water, waste and recycling service providers

ACCENTURE 2022 FORM 10-K	Item 1. Business	8
People
Overview
We are a talent- and innovation-led organization with over 721,000 people as of August 31, 2022, whose skills and specialization are a significant source of competitive differentiation. We serve clients at any given time in more than 120 countries, with offices and operations in 49 countries. The majority of our people are in India, the Philippines and the U.S. We have a culture of shared success, which is defined as success for our clients, our people, our shareholders, our partners and our communities. That culture is built upon four tangible building blocks—our beliefs, our behaviors, the way we develop and reward our people and the way we do business.
Our Beliefs and Behaviors
Our leadership essentials set the standard for what we expect of all our people:

•always do the right thing, in every decision and action;
•lead with excellence, confidence and humility, as demonstrated by being a learner, building great teams and being naturally collaborative;
•exemplify client-centricity and a commitment to client value creation;
•act as a true partner, to each other, our clients, our ecosystem and our communities—committed to shared success;
•care deeply for all our people to help them achieve their aspirations professionally and personally;

•live our unwavering commitment to inclusion, diversity and equality, as demonstrated by personal impact and overall results;
•have the courage to change and the ability to bring our people along the journey; and
•actively innovate—looking across Accenture at what we are doing for clients and externally to partners, competitors, start-ups, clients, academia and analysts—to learn, respectfully challenge our assumptions and apply the innovation, and cultivate and reward our people for doing the same.

Listening to the voices of our people provides the input to ensure that they have the tools and resources to do their jobs and the right learning opportunities, and that they experience a positive, respectful and inclusive work environment. We do this on an ongoing basis across various channels, including surveys and forums. One of our surveys indicates that 83% of global respondents feel comfortable being themselves at work.

Our commitment to inclusion and diversity unleashes innovation and we believe creates an environment where all of our people have an opportunity to feel they belong, advance and thrive. In connection with our priorities around inclusion and diversity, we set goals, share them publicly, collect data to continuously improve and hold our leaders accountable. We are now 47% women, demonstrating continued progress on our gender parity goal by 2025. And, we are currently 28% women managing directors, which is tracking well against our goal of 30% by 2025. We are also making progress against our total workforce 2025 race and ethnicity goals in the U.S., the U.K, and South Africa, which we announced in 2020, as follows:

•In the U.S., we achieved our 2025 goal with African American and Black colleagues representing 12% of our workforce. Additionally, Hispanic American and Latinx colleagues represent 11% of our workforce, which is tracking well against our goal of 13%.

•In the U.K., we are making progress with Black colleagues representing 4.5% of our workforce compared with our 2025 goal of 7%.

•In South Africa, we are demonstrating continued progress with African Black colleagues representing 48% of our workforce compared with our 2025 goal of 68%. Coloured colleagues represent 7% of our workforce compared with our 2025 goal of 10%.

Through the entire talent lifecycle, we are committed to being inclusive and diverse—from discovering, to hiring, to developing and advancing our people. This commitment extends to equal pay. Pay equity at Accenture means that our people receive pay that is fair and consistent when considering similarity of work, location and tenure at career level. We conduct an annual pay equity review, and our last review was conducted in November 2021. As of November 5, 2021, we had dollar-for-dollar, 100% pay equity for women compared to men in every country where we operate (certain subsidiaries, including recent acquisitions, and countries with de minimis headcount were excluded from the analysis). By race and ethnicity, we likewise had dollar-for-dollar, 100% pay equity in countries where we collect this data (the U.S., the U.K. and South Africa).
We are now 47% Women on track to achieve our goal of 50% by 2025

We are now 28% Women managing directors on track to achieve our goal of 30% by 2025

ACCENTURE 2022 FORM 10-K	Item 1. Business	9
The Way We Develop and Reward Our People
Our focus is to create talent and unlock the potential of our people, to create strong leaders, and to help them achieve their professional and personal aspirations, while continuously pivoting to meet new client demands. During fiscal 2022, we invested $1.1 billion in continuous learning and development so our people remain highly relevant. With our digital learning platform, we delivered over 40 million training hours, an increase of 27% compared with fiscal 2021, with an average of approximately 61 hours of training per person. We have skills data for our people, enabling us to flexibly respond to shifting client needs while also recommending skill-specific training based on an individual’s interests. We are also focused on rigorous, job-specific training through key industry certifications and partnerships with leading universities around the globe. We also train our people in inclusion and diversity.
We promoted approximately 157,000 people in fiscal 2022, demonstrating our continued commitment to creating vibrant careers and opportunities for our people.
We balance our supply of skills with changes in client demand. We do this through adjusting levels of new hiring and managing our attrition (both voluntary and involuntary). We believe people are drawn to our strong purpose, values and reputation. During fiscal 2022, we experienced a competitive labor market with high demand for the skills our people have, which contributed to elevated levels of voluntary attrition. For fiscal 2022, attrition, excluding involuntary terminations, was 19%, up from 14% in fiscal 2021. For the fourth quarter of fiscal 2022, annualized attrition, excluding involuntary terminations, was 20%, flat with 20% in the third quarter of fiscal 2022. In fiscal 2022, we increased our workforce by approximately 100,000 people.
Accenture’s total rewards consist of cash compensation, equity and a wide range of benefits. Our total rewards program is designed to recognize our people’s skills, contributions and career progression. Base salary, bonus and equity are tailored to the market where our people work and live. Certain rewards, like equity and bonuses, are opportunities for our people to share in the overall success of our company. As our people advance in their careers, they have greater opportunities to be rewarded. Accenture’s equitable rewards go beyond financial rewards and include health and well-being programs that care for our people.
The Way We Do Business
At Accenture, our people care deeply about doing the right thing. Together, we have proven that we can succeed—providing value to our clients and shareholders and opportunities for our people—while being a powerful force for good. Our shared commitment to operating with the highest ethical standards and making a positive difference in everything we do is what we believe differentiates Accenture. We believe in transparency, that transparency builds trust, and that we must earn the trust of our clients, our people, our partners and our communities each and every day.
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
Accenture’s commitment to and focus on our people and culture has generated significant recognition, including No. 1 on the Refinitiv Diversity & Inclusion Index for the third time in five years; Ethisphere’s World’s Most Ethical Companies for 15 consecutive years; and being named a Top 10 Great Place to Work® for 2022 in nine countries, representing 76% of our people.
Our Health, Safety and Well-Being
We are committed to creating a place where people can be successful both professionally and personally. We take a holistic view of well-being—including physical, mental, emotional and financial well-being—providing specially defined programs and practices to meet our people’s fundamental human needs. During fiscal 2022, our people have embraced omni-connected ways of working. According to a survey, 85% of our global respondents feel empowered to work flexibly within their teams.
We also continued to elevate our support for the well-being of our people with digital tools and initiatives to help them cope and to strengthen their mental resilience. Those programs include access to in-person and virtual counseling and support, to digital tools like Calm and Wysa, to our Mental Health Ally program and to our many Thrive Global programs, which collectively bring science-based solutions to lower stress, enhance well-being and productivity, and build resilience and belonging. Specifically relating to COVID-19, our people continue to benefit from the robust support established since the beginning of the pandemic.

ACCENTURE 2022 FORM 10-K	Item 1. Business	10
Environmental Sustainability
We help our clients—the world’s leading businesses, governments and other organizations—together with our ecosystem partners, to define, measure and achieve their environmental, social and governance goals by connecting sustainability with their digital transformation agendas across their strategy and operations to make their value chains more sustainable.
We have a strong commitment to sustainability in the way we operate our business, and we hold ourselves accountable to clear and measurable objectives, including reaching net-zero emissions by 2025 with 100% renewable electricity by 2023, moving towards zero-waste including eliminating e-waste by 2025, and planning for water risk by 2025.
For more than a decade, we have continually set challenging environmental goals for ourselves, innovating our approach to environmental sustainability, and making strategic investments. In 2020, we signed the UN Global Compact’s Business Ambition and joined leading companies in pledging to do our part to keep global warming below 1.5° Celsius, in alignment with the Paris Agreement and the criteria and recommendations of the Science Based Targets initiative.
Net-Zero Emissions by 2025
To meet these commitments, we set a goal to achieve net-zero emissions by 2025 by first focusing on actual reductions across our Scope 1, 2 and 3 emissions and then removing any remaining emissions through nature-based carbon removal offsets.
Carbon Reduction
The most significant aspects of our environmental footprint are the greenhouse gas emissions related to electricity used in our locations, as well as travel and purchased goods and services.

•Renewable electricity. We are increasing the use of renewable electricity in our offices as part of our participation in RE100, a global corporate renewable energy initiative bringing together hundreds of large and ambitious businesses committed to 100% renewable electricity. As we do not own our office buildings and procure most of our energy from the grid, we increase our renewable electricity through renewable electricity contracts (purchased from the grid or local renewable energy markets). We strive to purchase renewable electricity equivalent to the amount of electricity we use to power our global operations on an annual basis, which reduces our reported carbon emissions from electricity usage. As we purchase more renewable electricity, we also support the generation of more renewable sources of electricity. Our goal is to achieve 100% renewable electricity in our offices globally by 2023. In September 2022, we announced that we exceeded 85% renewable electricity in fiscal year 2022;

Exceeded 85% renewable electricity toward our goal of 100% by 2023

•Climate smart travel decisions. We are equipping our people to make climate smart travel decisions. Our people have access to an aviation carbon calculator, which highlights actual emissions differences between flights to inform decisions at the time of booking. When travel is necessary, we promote more carbon efficient alternatives, such as high-speed train in certain geographies. We continue to use technology to facilitate more cost and carbon-efficient delivery for our clients and our business and have implemented an internal carbon price on air travel to encourage climate smart travel decisions; and

•Engaging our suppliers. We are working with our suppliers to reduce our Scope 3 emissions. Our goal is that 90% of our key suppliers disclose their environmental targets and actions being taken to reduce emissions by 2025. We are making progress, with approximately 60% reporting both as of December 2021. Additionally, our recently deployed Supplier Sustainable Procurement Hub will provide greater transparency about direct supplier ESG performance and practices at the point of buyer selection and onboarding, also giving us greater opportunity for engagement.

Carbon Removal
•Nature-based carbon removal. To offset our remaining emissions, we are investing in nature-based carbon removal solutions to directly remove over 13 million metric tons of carbon from the atmosphere from 2025 to 2041.
In addition to our goal to achieve net zero emissions, we have made further environmental commitments to reduce waste and plan for water risk.

ACCENTURE 2022 FORM 10-K	Item 1. Business	11
Moving Towards Zero Waste
To move towards zero waste, we have committed to:
•Reuse or recycle 100% of our e-waste, such as computers and servers, as well as all our office furniture, by 2025. During fiscal 2022, we reused or recycled 99% of our e-waste relating to computers and workstations. We continue our efforts to reuse or recycle other e-waste such as monitors and servers; and
•Eliminate single-use plastics in our locations. During fiscal 2022, we began pivoting to the purchase of durable and/or biodegradable reusable items in our office locations around the world.
Planning for Water Risk
Although Accenture is not a water-intensive company, we minimize our use of water wherever feasible, including responsible use, reuse, management, and discharge across our office portfolio. We are particularly conscious of our locations in water-stressed areas. To plan for water risk, we are developing plans to reduce the impact of flooding, drought and water scarcity on our business and our people in high-risk areas. In addition to developing water resiliency plans, we now measure, and report water use in these locations.
Global Delivery Capability
A key differentiator is our global delivery capability, powered by one of the world’s largest networks of Advanced Technology and Intelligent Operations Centers. This allows us to bring the right people at the right time to our clients from anywhere in the world—both in physical and virtual working environments—a capability that is particularly crucial as business needs and conditions change rapidly. Our global approach provides scalable innovation; standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
Innovation and Intellectual Property
We are committed to developing leading-edge ideas and leveraging emerging technologies and we see innovation as a source of competitive advantage. We use our investment in R&D—on which we spent $1.1 billion, $1.1 billion and $871 million in fiscal 2022, 2021 and 2020, respectively—to help clients address new realities in the marketplace and to face the future with confidence.
Our innovation experts work with clients across the world to imagine their future, build and co-create innovative business strategies and technology solutions, and then scale those solutions to sustain innovation. We harness our unique intellectual property to deliver these innovation services.
We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the intellectual property in our innovative services and solutions. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the intellectual property rights of third parties, such as our clients, partners, vendors and others. As of August 31, 2022, we had a portfolio of more than 8,300 patents and pending patent applications worldwide.
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
This is all supported by our innovation approach, which includes Accenture Research, Accenture Ventures and Accenture Labs as well as our Studios, Innovation Centers and Delivery Centers. Our research and thought leadership teams help identify market, technology and industry trends. Accenture Ventures partners with and invests in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. Within this, the Technology Incubation Group incubates and applies emerging technology innovation to business architectures, including blockchain, metaverse, extended reality and quantum.
To protect Accenture’s brands, we rely on intellectual property laws and trademark registrations held around the world. Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Limited, Accenture Global Solutions Limited, or third parties, as applicable.

ACCENTURE 2022 FORM 10-K	Item 1. Business	12
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
Our competitors include large multinational IT service providers, including the services arms of large global technology providers; off-shore IT service providers in lower-cost locations, particularly in India; accounting firms and consultancies that provide consulting and other IT services and solutions; solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups; and in-house IT departments of large corporations that use their own resources rather than engage an outside firm.
We believe Accenture competes successfully in the marketplace because:

•We are focused on delivering 360° value, which we define as the financial business case and unique value a client may be seeking, and striving to partner with our clients to achieve greater progress on inclusion and diversity, reskill and upskill our clients’ employees, help our clients achieve their sustainability goals, and create meaningful experiences, both with Accenture and for the customers and employees of our clients;
•We are a trusted partner with long-term client relationships and a proven track record for delivering from strategy to execution, on large, complex programs at speed that drive outcomes and tangible value;
•We provide a broad range of services bringing together our capabilities at scale and have a significant presence in every major geographic market, enabling us to leverage our global expertise in a local context to deliver the best solutions, and our managed services help companies move faster by leveraging our digital platform and talent and reduce costs;
•The breadth and scale of our technology capabilities, combined with our strong relationships with our technology ecosystem partners, enable us to help clients transform and re-platform in a sustainable way at speed;
•We have deep industry and cross-industry expertise, which enable us to accelerate value as clients transform their products, customer experiences and optimize their operations;

•We continuously invest in advanced tools, methods and platforms, and the highly specialized skills of our people, to create repeatable industry and cross industry solutions and assets, that can scale at speed, leveraging our deep experience, knowledge and insights across industries, functions and services, often with our ecosystem partners;
•Our industry-leading innovation approach—including Accenture Research, Accenture Ventures and Accenture Labs as well as our Studios, Innovation Centers and Delivery Centers—reflects our commitment to continuous innovation and enables us to rapidly identify, incubate, and scale emerging technology solutions for our clients;
•Our goal is to recruit the most talented people in our markets, and we have an unwavering commitment to inclusion and diversity, which creates an environment that unleashes innovation, and a world-class learning organization that helps us continuously invest in the development of our people; and
•We believe our strategy to deliver 360° value makes us an attractive destination for top talent, a trusted partner to our clients and ecosystem, and a respected member of our communities.

ACCENTURE 2022 FORM 10-K	Item 1. Business	13
Information About Our Executive Officers
Our executive officers as of October 12, 2022 are as follows:

Melissa Burgum, 50, became our chief accounting officer in September 2022 and has served as our corporate controller since September 2021. Prior to that, Ms. Burgum served as our assistant corporate controller from December 2016 to September 2021 and as controller for Accenture Federal Services from May 2013 to December 2016. Prior to joining Accenture, Ms. Burgum held controllership roles at two public companies and was previously an auditor and consultant for Arthur Andersen. Ms. Burgum has been with Accenture for 9 years.

Jimmy Etheredge, 59, became our chief executive officer—North America in September 2019. From December 2016 to September 2019, Mr. Etheredge served as senior managing director—U.S. Southeast, responsible for our business in 10 states, including the key markets of Atlanta, Charlotte and Washington, D.C. Previously, he served as senior managing director—Products in North America from 2011 until December 2016. Mr. Etheredge has been with Accenture for 37 years.

Leo Framil, 53, became our chief executive officer—Growth Markets in September 2022. From January 2016 to September 2022, Mr. Framil served as our market unit lead in Latin America. Prior to January 2016, Mr. Framil led Financial Services in Latin America. Mr. Framil was with Accenture from March 1992 until March 1997 before rejoining in October 1998.

KC McClure, 57, became our chief financial officer in January 2019. From June 2018 to January 2019, she served as managing director—Finance Operations, where she led our finance operations across the entirety of our businesses. From December 2016 to May 2018, she served as our finance director—Communications, Media & Technology. Prior to assuming that role, she served as our head of investor relations from September 2010 to November 2016, and from March 2002 to August 2010, she served as our finance director—Health & Public Service. Ms. McClure has been with Accenture for 34 years.

Jean-Marc Ollagnier, 60, became our chief executive officer—Europe in March 2020. From March 2011 to March 2020, Mr. Ollagnier served as our group chief executive—Resources. From September 2006 to March 2011, Mr. Ollagnier led Resources in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 36 years.

Manish Sharma, 54, became our chief operating officer in March 2022. From March 2020 to March 2022, Mr. Sharma served as our group chief executive—Operations. From September 2016 to March 2020, Mr. Sharma served as the group operating officer for Operations. From January 2009 to September 2016, Mr. Sharma was our senior managing director for Accenture Operations Global Delivery and Solution Development and global sales lead for Accenture Operations Business Process Outsourcing (BPO). Previously, he led our BPO operations in the Asia Pacific region. Mr. Sharma has been with Accenture for 27 years.

ACCENTURE 2022 FORM 10-K	Item 1. Business	14

Ellyn J. Shook, 59, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of our Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 34 years. Since January 2022, Ms. Shook has served as a director of BRP Group, Inc.

Julie Sweet, 55, became chair of our Board of Directors in September 2021 and has served as our chief executive officer since September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 12 years and has served as a director since September 2019.

Joel Unruch, 44, became our general counsel in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch also served as our chief compliance officer from September 2019 to January 2020. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 11 years.

Organizational Structure
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
The Consolidated Financial Statements reflect the ownership interests in Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests were less than 1% as of August 31, 2022. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 55 of our most senior leaders), senior managing directors and managing directors.

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	15
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
Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and political conditions have in the past undermined and could in the future undermine business confidence in our significant markets and other markets, which are increasingly interdependent, causing our clients to reduce or defer their spending on new initiatives and technologies, and resulting in clients reducing, delaying or eliminating spending under existing contracts with us, which negatively affects our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of increasing geopolitical tensions, inflation, economic downturns, changes in global trade policies, global health emergencies and their impact on us, our clients and the industries we serve, could have a significant negative impact on our results of operations.
Our business depends on generating and maintaining client demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our financial results depend in part on the demand for our services and solutions, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth or contraction in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as artificial intelligence, augmented and virtual reality, automation, blockchain, Internet of Things, quantum and edge computing, infrastructure and network engineering, intelligent connected products, digital engineering and manufacturing, and robotics solutions. As we expand our services and solutions into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	16
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
If we are unable to match people and their skills with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our people with market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain people with the knowledge and skills to lead our business globally. We must hire or reskill, retain and inspire appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our people have been directly targeted because of their highly sought-after skills and this will likely continue.
There is a risk that at certain points in time, we may have more people than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of people and skills in balance with client demand. At certain times and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing people or increase our reliance on subcontractors to fill certain labor needs. If we are not successful in these initiatives, our results of operations could be adversely affected.

If our utilization rate is too high or too low, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects.

We are particularly dependent on retaining members of Accenture Leadership with critical capabilities. If we are unable to do so, our ability to innovate, generate new business opportunities and effectively lead large and complex transformations and client relationships could be jeopardized. We depend on identifying, developing and retaining top talent to innovate and lead

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	17
our businesses. This includes developing talent and leadership capabilities in markets where the depth of skilled employees may be limited. Our ability to expand in our key markets depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities.
Our equity-based incentive compensation plans are designed to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the people we need could be adversely affected. In addition, if we do not obtain the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain people could be negatively affected.
We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, ecosystem partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, and as more of our employees continue to work remotely, the risk of security incidents and cyberattacks has increased. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, ecosystem partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled by or provided by us. To date these incidents have not had a material impact on our or our clients’ operations; however, there is no assurance that such impacts will not be material in the future, and such incidents have in the past and may in the future have the impacts discussed below.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client, Accenture or other third-party data, including personal data and proprietary information, and we expect these activities to increase, including through the use of artificial intelligence, the Internet of Things and analytics. Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential client, vendor, ecosystem partner or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our software and IT supply chain or software-as-a-service providers, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, has and could in the future result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations — see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
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

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	18
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
•solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models; and
•in-house IT departments of large corporations that use their own resources, rather than engage an outside firm.
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
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain markets, and may make executing our growth strategy to expand in these markets more challenging. Additionally, competitors may also offer more aggressive pricing or contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully and expand in the markets we currently serve. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
In addition, we may face greater competition due to consolidation of companies in the technology sector through strategic mergers, acquisitions or teaming arrangements. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. New services or technologies offered by competitors, ecosystem partners or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. The technology companies described above, including many of our ecosystem partners, are increasingly able to offer services related to their software, platform, cloud migration and other solutions, or are developing software, platform, cloud migration and other solutions that require integration services to a lesser extent or replace them in their entirety. These more integrated services and solutions may represent more attractive alternatives to clients than some of our services and solutions, which may materially adversely affect our competitive position and our results of operations.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with clients or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the services and solutions that we offer, or the clients that we serve. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, ecosystem partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers and advocacy groups.
There is a risk that negative or inaccurate information about Accenture, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements or could negatively impact our relationships with ecosystem partners, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	19
Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational risks and legal liability.
Our brand and reputation are also associated with our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our goals relating to sustainability (e.g., our commitment to achieve net-zero emissions by 2025) and inclusion and diversity. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our clients or potential clients, governments or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.
Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate, human rights and supply chain-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments, including our goals relating to sustainability (e.g. our commitment to achieve net-zero emissions by 2025) and inclusion and diversity, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies; (2) evolving regulatory requirements affecting ESG standards or disclosures; (3) the availability of suppliers that can meet our sustainability, diversity and other standards; and (4) our ability to recruit, develop, and retain diverse talent. In addition, standards for tracking and reporting on ESG matters, including climate change and human rights related matters, have not been harmonized and continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
If we do not successfully manage and develop our relationships with key ecosystem partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
We have alliances with companies whose capabilities complement our own. A very significant portion of our revenue and services and solutions are based on technology or software provided by a few major ecosystem partners. See “Business—Services.”
The business that we conduct through these alliances could decrease or fail to grow for a variety of reasons. The priorities and objectives of our ecosystem partners may differ from ours. They offer services and solutions that compete with some of our services and solutions. They may also form closer or preferred arrangements with our competitors.
Some of our ecosystem partners are also large clients or suppliers of technology to us. The decisions we make vis-à-vis an ecosystem partner may impact our ongoing alliance relationships with other members of our ecosystem.

Our ecosystem partners may at times be impacted by global events, the changing macroeconomic environment and supply chain disruptions, as well as rapid increases in demand for their products and services, any of which may impact their ability to provide their products and services within our expected timeframes or at anticipated prices. In addition, our ecosystem partners may also experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions.

We must anticipate and respond to continuous changes in technology and develop alliance relationships with new providers of relevant technology and services. We must secure meaningful alliances with these providers early in their life cycle so that we can develop the right number of certified people with skills in new technologies. If we are unable to maintain our relationships with current partners and identify new and emerging providers of relevant technology to expand our network of ecosystem partners, we may not be able to differentiate our services or compete effectively in the market.
If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	20
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
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to cost-effectively hire and retain people with the knowledge and skills necessary to deliver our services and solutions, particularly in areas of new technologies and offerings and in the right geographic locations, we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability.
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

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	21
We are increasingly entering into contracts for large, complex client engagements to transform our clients’ businesses. These deals may involve transforming a client’s business, transitioning it to the cloud and updating their technology, while operating portions of their business, all in a compressed timeframe. The scale and complexity of these compressed transformational projects present risks in execution. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner, at the anticipated cost, and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
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
In addition, our effective tax rate in the future could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing statutory tax rates and changes in accounting principles, including the U.S. generally accepted accounting principles. Tax rates and policies in the jurisdictions in which we operate may change materially as a result of shifting economic, social and political conditions. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations.
The overall tax environment remains highly uncertain and increasingly complex. The European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. Countries around the world are also considering changes in their tax laws and regulations. In the U.S., various proposals to raise corporate income taxes are periodically considered. Individual countries across the globe and the European Union have either enacted or plan to enact digital taxes to impose incremental taxes on companies based on where ultimate users are located. The Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The OECD proposals aim to prevent the proliferation of separate new digital taxes and to ensure a fairer distribution of profits among countries by creating a new global system to tax income based on the location of users, and to impose a floor on tax competition through the introduction of a global minimum tax. There remains significant uncertainty around whether the various proposals will ultimately be enacted and, if enacted, the extent of their impact. The increased focus of the European Commission and various jurisdictions on investigations and enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
Although we expect to be able to rely on the tax treaty between the United States and Ireland, legislative or diplomatic action could be taken, or the treaty may be amended in such a way, that would prevent us from being able to rely on such treaty. Our inability to rely on the treaty would subject us to increased taxation or significant additional expense. In addition, we could be materially adversely affected by changes in the laws (or in their interpretation or enforcement) around the definition of a U.S. person for U.S. federal income tax purposes and by changes in tax law or policy (or in their interpretation or enforcement) in Ireland or other jurisdictions where we operate, including their treaties with Ireland or the United States.

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	22
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
Operational Risks
As a result of our geographically diverse operations and our strategy to continue to grow in our key markets around the world, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 49 countries around the world. One aspect of our strategy is to continue to grow in our key markets around the world. Our strategy might not be successful. If we are unable to manage the risks of our global operations and strategy, our results of operations and ability to grow could be materially adversely affected.
Health emergencies or pandemics, including COVID-19; acts of terrorist violence; political, social and civil unrest; regional and international war and other hostilities and international responses to these wars and hostilities; natural disasters, volcanic eruptions, sea level rise, floods, droughts and water scarcity, heat waves, wildfires and storms, occurrences of which may increase in frequency and severity as a result of climate change; or the threat of or perceived potential for these events; and other acts of god have had and could in the future have significantly negative impacts on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our ecosystem partners, suppliers or clients. By

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	23
disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified people, these types of events impact our ability to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network or cloud services at our facilities or in the areas where our people are working remotely, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security incidents involving, our facilities or systems, or those of our ecosystem partners, suppliers or clients, could also adversely affect our ability to conduct our business and serve our clients. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Accenture locations and people, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace. Moreover, the extent to which COVID-19 will continue to impact our business, operations and financial results will depend on numerous evolving factors that are difficult to accurately predict, including: the emergence and virulence of new variants; the availability and effectiveness of vaccines and treatments for COVID-19 globally; government, business and individuals’ actions in response to the pandemic; and the effect on the macroeconomic environment and on our clients and their supply chains.
Our business model is dependent on our global delivery capability. While our delivery centers are located throughout the world, we have based large portions of our delivery capability in India and the Philippines, where we have the largest and second largest number of our people located, respectively. In addition, certain of our clients and markets are primarily supported by individual delivery centers. Concentrating our delivery capability in these locations presents a number of operational risks, including those discussed in this risk factor, many of which are beyond our control and which have been and may in the future be exacerbated by increasing geopolitical tensions. While these events have not materially impacted our ability to deliver services to our clients, international conflicts are unpredictable and we might not be as successful in mitigating these operational risks in the future.
We are unable to protect our people, facilities and systems, and those of our ecosystem partners, suppliers and clients, against all such events. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur where large numbers of our people are located, or simultaneously affect our people in multiple locations around the world. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be significantly adversely affected.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2022, we had more than 721,000 employees worldwide. Our size and scale present significant management and organizational challenges. As our organization grows and evolves, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture, effectively manage and monitor our people and operations, effectively communicate our core values, policies and procedures, strategies and goals, and motivate, engage and retain our people, particularly given our world-wide operations, rate of new hires, and the significant percentage of our employees who have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
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

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	24
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
We also periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and people, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Legal and Regulatory Risks
Our business could be materially adversely affected if we incur legal liability.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees, clients, ecosystem partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, fines, penalties, debarment or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, ecosystem

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	25
partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients, or if our services or solutions cause bodily injuries or property damage. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, by contributing to the design, development and/or engineering of client products, or by providing various operational technology, digital manufacturing and robotics solutions, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In order to remain competitive, we increasingly enter into agreements based on our clients’ contract terms after conducting an assessment of the risk of doing so, which may expose us to additional risk. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the industry. We may commit to providing services or solutions that we are unable to deliver or whose delivery may reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. Moreover, as we expand our services and solutions into new areas, we may be exposed to additional and evolving risks specific to these new areas.
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
We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including ESG regulation and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The rapidly evolving sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and negative impacts to regional trade ecosystems among our clients, ecosystem partners, and us. For example, as a result of the sanctions imposed in response to the invasion of Ukraine by Russia, we were restricted from offering certain of our services to clients in some locations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	26
Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred onshore, resulting in greater costs to us, and could have a negative impact on our ability to obtain future work from government clients. In addition, several jurisdictions where we operate have proposed legislation regulating artificial intelligence and non-personal data that may impose significant requirements on how we design, build and deploy artificial intelligence and handle non-personal data for ourselves and our clients.
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
•U.S. government contracting regulations impose strict compliance and heightened disclosure obligations. From time to time we have made disclosures. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters may also lead to audits or investigations and other civil, criminal or administrative sanctions, including those described above.
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

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	27
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

ACCENTURE 2022 FORM 10-K	Item 1A. Risk Factors	28
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

ACCENTURE 2022 FORM 10-K	Item 1B. Unresolved Staff Comments	29
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, São Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have facilities and operations in more than 200 cities in 49 countries around the world. We do not own any material real property. Substantially all of our facilities are leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Item 3. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2022 FORM 10-K	Part II	30
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of September 28, 2022, there were 375 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of September 28, 2022, there were 15 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2022, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 21, 2022, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.12 per share on our Class A ordinary shares for shareholders of record at the close of business on October 13, 2022, payable on November 15, 2022. For the remainder of fiscal 2023, we expect to declare additional quarterly dividends in December 2022 and March and June 2023, to be paid in February, May and August 2023, respectively, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

ACCENTURE 2022 FORM 10-K	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	31
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2022. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2022 — June 30, 2022	691,878	$289.73	653,831	$3,517
July 1, 2022 — July 31, 2022	673,096	280.86	640,686	3,336
August 1, 2022 — August 31, 2022	696,889	308.72	670,095	3,129
Total (4)	2,061,863	$293.25	1,964,612
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2022, we purchased 1,964,612 Accenture plc Class A ordinary shares under this program for an aggregate price of $576 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2022, our aggregate available authorization for share purchases and redemptions was $3,129 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2022, the Board of Directors of Accenture plc has authorized an aggregate of $43.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 21, 2022, the Board of Directors of Accenture plc approved $3,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,129 million.
(4)During the fourth quarter of fiscal 2022, Accenture purchased 97,251 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

Item 6. [Reserved]

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
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
We use the terms “Accenture,” “we,” the “Company,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2022” means the 12-month period that ended on August 31, 2022. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Accenture plc is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We combine our strength in technology with industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale.
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. There continues to be significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business, particularly with regard to wage inflation and increased volatility in foreign currency exchange rates. During fiscal 2022, we disposed of our business in Russia and recorded a non-operating loss of $96 million. We do not have a business in Ukraine or Belarus.
Key Metrics
We saw very strong demand across our business in fiscal 2022 as our clients continue their digital transformations. Key metrics for fiscal 2022 compared to fiscal 2021 included:
•Revenues of $61.6 billion, representing 22% growth in U.S. dollars and 26% growth in local currency;
•New bookings of $71.7 billion, an increase of 21% in U.S. dollars and 25% in local currency;
•Operating margin of 15.2%, a 10 basis point expansion;
•Diluted earnings per share of $10.71, an increase of 16.9% over $9.16 for fiscal 2021, including a $0.15 per share or 2% negative impact from the disposition of our business in Russia; and
•Cash returned to shareholders of $6.6 billion, including share purchases of $4.1 billion and dividends of $2.5 billion.

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Revenues

		Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. Dollars)		2022	2021

Geographic Markets	North America	$29.1	$23.7	23%	23%
	Europe	20.3	16.7	21	29
	Growth Markets	12.2	10.1	21	29
	Total Revenues	$61.6	$50.5	22%	26%

Industry Groups (1)	Communications, Media & Technology	$12.2	$9.8	24%	28%
	Financial Services	11.8	9.9	19	24
	Health & Public Service	11.2	9.5	18	20
	Products	18.3	14.4	27	32
	Resources	8.1	6.9	18	22
	Total Revenues	$61.6	$50.5	22%	26%

Type of Work	Consulting	$34.1	$27.3	25%	29%
	Outsourcing	27.5	23.2	19	22
	Total Revenues	$61.6	$50.5	22%	26%

(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues for fiscal 2022 increased 22% in U.S. dollars and 26% in local currency compared to fiscal 2021. During fiscal 2022, revenue growth in local currency was very strong across all geographic markets, industry groups and types of work.
In our consulting business, revenues for fiscal 2022 increased 25% in U.S. dollars and 29% in local currency compared to fiscal 2021. Consulting revenue growth in local currency in fiscal 2022 was driven by very strong growth in Europe, Growth Markets and North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our outsourcing business, which we also refer to as our managed services business, revenues for fiscal 2022 increased 19% in U.S. dollars and 22% in local currency compared to fiscal 2021. Outsourcing revenue growth in local currency in fiscal 2022 was driven by very strong growth in Growth Markets, Europe and North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during fiscal 2022, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 4% lower than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2023 revenue growth in U.S. dollars will be approximately 6% lower than our revenue growth in local currency.

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	721,000+	19%
down from 93% in fiscal 2021	compared to approximately 624,000 as of August 31, 2021	compared to 14% in fiscal 2021

Utilization for fiscal 2022 was 91%, down from 93% in fiscal 2021. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 721,000 as of August 31, 2022, compared to approximately 624,000 as of August 31, 2021. The year-over-year increase in our workforce reflects an overall increase in demand for our services and solutions, as well as people added in connection with acquisitions.
During fiscal 2022, we experienced a competitive labor market with high demand for the skills our people have, which contributed to elevated levels of voluntary attrition. For fiscal 2022, attrition, excluding involuntary terminations, was 19%, up from 14% in fiscal 2021. For the fourth quarter of fiscal 2022, annualized attrition, excluding involuntary terminations, was 20%, flat with 20% in the third quarter of fiscal 2022. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand.
In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our people, compensation increases become effective December 1st of each fiscal year. Given the overall inflationary environment, compensation has been and continues to increase faster than in prior years. In fiscal 2022, we have improved pricing, which we define as the contract profitability or margin on the work that we sell, across our business. While we are increasing pricing, as well as changing the mix of people and utilizing technology to reduce the impact of these compensation increases on our margin, the impact of these actions did not in fiscal 2022, and may not in the future, fully offset the impact of the compensation increases, resulting in lower contract profitability.
Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of services and solutions clients are demanding; recover or offset increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate new employees.
Operating Expenses
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for fiscal 2022 was 32.0%, compared with 32.4% for fiscal 2021. The decrease in gross margin for fiscal 2022 was due to higher labor costs, including increased compensation and subcontractor costs, partially offset by a decrease in non-payroll costs.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.8% for fiscal 2022, compared with 17.3% for fiscal 2021. For fiscal 2022 compared to fiscal 2021, Sales and marketing costs decreased 60 basis points primarily due to lower selling and advertising costs as a percentage of revenues. General and administrative costs increased 10 basis points as a percentage of revenues.
Operating margin (Operating income as a percentage of Revenues) for fiscal 2022 was 15.2%, compared with 15.1% for fiscal 2021.

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Other Income (Expense), net
During fiscal 2021, we recorded gains of $271 million and tax expense of $41 million, related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Effective Tax Rate
The effective tax rates for fiscal 2022 and 2021 were 24.0% and 22.8%, respectively. Absent the investment gains and related tax expense, our effective tax rate for fiscal 2021 would have been 23.1%.
Diluted Earnings Per Share
Diluted earnings per share were $10.71 for fiscal 2022, including a $0.15 negative impact from the disposition of our business in Russia, compared with $9.16 for fiscal 2021. The $230 million investment gains, net of taxes, increased diluted earnings per share by $0.36 in fiscal 2021. Excluding the impact of these gains, diluted earnings per share would have been $8.80 for fiscal 2021.
Our operating income and diluted earnings per share are affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related revenues. Where practical, we seek to manage foreign currency exposure for costs not incurred in the same currency as the related revenues, such as the costs associated with our global delivery model, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs. For more information on our hedging programs, see Foreign Currency Risk under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Non-GAAP Financial Measures
We have presented our effective tax rate and diluted earnings per share for fiscal 2021, excluding the impact of the investment gains, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period.
New Bookings

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	2022	2021
Consulting	$37.9	$30.6	24%	28%
Outsourcing	33.9	28.7	18	23
Total New Bookings	$71.7	$59.3	21%	25%
Amounts in table may not total due to rounding.
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
The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Only the non-cancelable portion of these contracts is included in our remaining performance obligations disclosed in Note 2 (Revenues) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” Accordingly, a significant portion of what we consider contract bookings is not included in our remaining performance obligations.

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
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
We measure progress towards completion for technology integration consulting services and some non-technology consulting services using costs incurred to date relative to total estimated costs at completion. Revenues, including estimated fees, are recorded proportionally as costs are incurred. The amount of revenue recognized for these contracts in a period is dependent on our ability to estimate total contract costs. We continually evaluate our estimates of total contract costs based on available information and experience.
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

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
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
Revenues by Segment/Geographic Market
Our three reportable operating segments are our geographic markets, North America, Europe and Growth Markets. In addition to reporting revenues by geographic market and industry group, we also report revenues by two types of work: consulting and outsourcing, which represent the services sold by our geographic markets. Consulting revenues, which include strategy, management and technology consulting and technology integration consulting, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Results of Operations for Fiscal 2022 Compared to Fiscal 2021
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Revenues for Fiscal
(in millions of U.S. dollars)	2022	2021			2022	2021
Geographic Markets
North America	$29,121	$23,701	23%	23%	47%	47%
Europe	20,264	16,749	21	29	33	33
Growth Markets	12,209	10,083	21	29	20	20
Total Revenues	$61,594	$50,533	22%	26%	100%	100%
Industry Groups (1)
Communications, Media & Technology	$12,200	$9,801	24%	28%	20%	19%
Financial Services	11,811	9,933	19	24	19	20
Health & Public Service	11,226	9,498	18	20	18	19
Products	18,275	14,439	27	32	30	29
Resources	8,082	6,863	18	22	13	14
Total Revenues	$61,594	$50,533	22%	26%	100%	100%
Type of Work
Consulting	$34,076	$27,338	25%	29%	55%	54%
Outsourcing	27,518	23,196	19	22	45	46
Total Revenues	$61,594	$50,533	22%	26%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
The following revenues commentary discusses local currency revenue changes for fiscal 2022 compared to fiscal 2021:
Geographic Markets
•North America revenues increased 23% in local currency, led by growth in Public Service, Consumer Goods, Retail & Travel Services and Software & Platforms. Revenue growth was driven by the United States.
•Europe revenues increased 29% in local currency, led by growth in Industrial, Consumer Goods, Retail & Travel Services and Banking & Capital Markets. Revenue growth was driven by Germany, the United Kingdom, France and Italy.
•Growth Markets revenues increased 29% in local currency, led by growth in Consumer Goods, Retail & Travel Services, Banking & Capital Markets and Public Service. Revenue growth was driven by Japan, Australia and Brazil.
Operating Expenses
Operating expenses for fiscal 2022 increased $9,315 million, or 22%, over fiscal 2021, and decreased as a percentage of revenues to 84.8% from 84.9% during this period.
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2022		2021		Increase (Decrease)
Operating Expenses	$52,227	84.8%	$42,912	84.9%	$9,315
Cost of services	41,893	68.0	34,169	67.6	7,724
Sales and marketing	6,108	9.9	5,288	10.5	820
General and administrative costs	4,226	6.9	3,454	6.8	772
Amounts in table may not total due to rounding.

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Cost of Services
Cost of services for fiscal 2022 increased $7,724 million, or 23%, over fiscal 2021, and increased as a percentage of revenues to 68.0% over 67.6% during this period. Gross margin for fiscal 2022 decreased to 32.0% from 32.4% in fiscal 2021. The decrease in gross margin for fiscal 2022 was primarily due to higher labor costs, including increased compensation and subcontractor costs, partially offset by a decrease in non-payroll costs.
Sales and Marketing
Sales and marketing expense for fiscal 2022 increased $820 million, or 16%, over fiscal 2021, and decreased as a percentage of revenues to 9.9% from 10.5% during this period. The decrease was primarily due to lower selling and advertising costs.
General and Administrative Costs
General and administrative costs for fiscal 2022 increased $772 million, or 22%, over fiscal 2021, and increased as a percentage of revenues to 6.9% over 6.8% during this period.
Operating Income and Operating Margin
Operating income for fiscal 2022 increased $1,746 million, or 23%, over fiscal 2021. Operating margin for fiscal 2022 was 15.2%, compared with 15.1% for fiscal 2021.
Operating income and operating margin for each of the geographic markets are as follows:

	Fiscal
	2022		2021
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$4,977	17%	$3,908	16%	$1,069
Europe	2,437	12	2,236	13	201
Growth Markets	1,953	16	1,477	15	476
Total	$9,367	15.2%	$7,622	15.1%	$1,746
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2022 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income for fiscal 2022 compared with fiscal 2021:
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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2022, Other income (expense) decreased $238 million from fiscal 2021, primarily due to lower gains on investments. For additional information on investments, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Loss on Disposition of Russia Business
We recorded a loss from the disposal of our business in Russia of $96 million during fiscal 2022.
Income Tax Expense
The effective tax rate for fiscal 2022 was 24.0%, compared with 22.8% for fiscal 2021. Absent the $271 million investment gains and related $41 million in tax expense, our effective tax rate for fiscal 2021 would have been 23.1%. The higher effective tax rate for fiscal 2022 was primarily due to lower benefits from final determinations of prior year taxes. For

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
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
Earnings Per Share
Diluted earnings per share were $10.71 for fiscal 2022, including a $0.15 negative impact from the disposition of our business in Russia, compared with $9.16 for fiscal 2021. The $230 million investment gains, net of taxes, increased diluted earnings per share by $0.36 in fiscal 2021. Excluding the impact of these gains, diluted earnings per share would have been $8.80 for fiscal 2021. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share	Fiscal 2022
FY21 As Reported	$9.16
Higher revenue and operating results	2.08
Lower non-operating expense (excluding loss on disposition of Russia business)	0.06
Lower share count	0.05
Higher net income attributable to noncontrolling interests	(0.03)
Higher effective tax rate (excluding loss on disposition of Russia business)	(0.10)
Loss on disposition of Russia business	(0.15)
Lower gains on an investment, net of tax	(0.36)
FY22 As Reported	$10.71
Results of Operations for Fiscal 2021 Compared to Fiscal 2020
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2020 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
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
As of August 31, 2022, Cash and cash equivalents were $7.9 billion, compared with $8.2 billion as of August 31, 2021.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2022	2021
Net cash provided by (used in):
Operating activities	$9,541	$8,975	$566
Investing activities	(4,261)	(4,310)	49
Financing activities	(5,311)	(4,926)	(385)
Effect of exchange rate changes on cash and cash equivalents	(248)	14	(262)
Net increase (decrease) in cash and cash equivalents	$(278)	$(247)	$(31)
Amounts in table may not total due to rounding.
Operating activities: The $566 million increase in operating cash flows was primarily due to higher net income, partially offset by changes in operating assets and liabilities, including receivables from clients and contract assets.
Investing activities: The $49 million decrease in cash used was primarily due to lower spending on business acquisitions, partially offset by lower proceeds from the sale of businesses and investments and higher spending on purchases of property and equipment. For additional information, see Note 6 (Business Combinations and Dispositions) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $385 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2023. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

ACCENTURE 2022 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	42
Subsequent Events
See Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2022, we had commitments of $2.8 billion related to cloud hosting arrangements, software subscriptions, information technology services and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Payments under these commitments are estimated to be made as follows:

(in millions of U.S. dollars)	Payments (1)
Less than 1 year	$774
1-3 years	931
3-5 years	665
More than 5 years	467
Total	$2,837
(1)Amounts do not include recourse that we may have to recover termination fees or penalties from clients.
For information about borrowing facilities and leases, see Note 10 (Borrowings and Indebtedness) and Note 8 (Leases) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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

ACCENTURE 2022 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	43
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, the most significant of which are U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/Indian rupee, U.S. dollar/Australian dollar, U.S. dollar/Swiss franc, U.S. dollar/Chinese yuan, U.S. dollar/Philippine peso and U.S. dollar/Singapore dollar, are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee and U.K. pound/Indian rupee, typically have maturities not exceeding three years and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2022, it was anticipated that approximately $29 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $693 million and $469 million as of August 31, 2022 and 2021, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2022 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluations of privately held companies are based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2022.

ACCENTURE 2022 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	44
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

ACCENTURE 2022 FORM 10-K	Item 9A. Controls and Procedures	45
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

ACCENTURE 2022 FORM 10-K	Part III	46
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2022 Annual General Meeting of Shareholders filed with the SEC on December 9, 2021.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2023 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2023 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2023 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2023 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year covered by this Form 10-K.

ACCENTURE 2022 FORM 10-K	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2022, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	11,465	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	14,830,623	(2)	—	27,381,461
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	16,191,228
Equity compensation plans not approved by shareholders	—		N/A	—
Total	14,842,088			43,572,689
(1)Consists of 11,465 restricted share units.
(2)Consists of 14,830,623 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2023 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2023 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2023 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2023 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year covered by this Form 10-K.

ACCENTURE 2022 FORM 10-K	Item 14. Principal Accountant Fees And Services	48
Item 14. Principal Accountant Fees And Services
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2023 Annual General Meeting of Shareholders of Accenture plc to be held on February 1, 2023 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year covered by this Form 10-K.

ACCENTURE 2022 FORM 10-K	Part IV	49
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2022 and August 31, 2021 and for the three years ended August 31, 2022—Included in Part II of this Form 10-K:
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

10.10*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)

ACCENTURE 2022 FORM 10-K	50

10.11*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the August 31, 2015 10-K)
10.12*	2012 Employment Contract between Accenture SAS and Jean-Marc Ollagnier, together with 2017 and 2022 Addenda (filed herewith)
10.13	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.14	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
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

10.17*	2015 Sub-plan for Restricted Share Units Granted in France, as amended (incorporated by reference to Exhibit 10.1 to the February 28, 2022 10-Q )
10.18*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2022 10-Q)
10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2020 10-Q)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2021 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporate by reference to Exhibit 10.3 to the February 28, 2022 10-Q)

10.22*	Form of Fiscal 2020 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.4 to the November 30, 2020 10-Q)
10.23*	Form of Fiscal 2021 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 28, 2021 10-Q)
10.24*	Form of Fiscal 2022 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 28, 2022 10-Q)
10.25*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2020 10-Q)

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2021 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2022 10-Q)

10.28*	Form of Fiscal 2022 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.8 to the February 28, 2022 10-Q)
10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2021 10-Q)

10.30*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2022 10-Q)

10.31*	Form of Fiscal 2021 Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.8 to the February 28, 2021 10-Q)
10.32*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2022 10-Q)

10.33*
Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2020 10-Q)

10.34*	Form of Next Generation Leadership Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the November 30, 2020 10-Q)
10.35*	Accenture LLP Leadership Separation Benefits Plan (filed herewith)
10.36*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2022 10-Q)
10.37*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)

ACCENTURE 2022 FORM 10-K	51

23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2022 and August 31, 2021, (ii) Consolidated Income Statements for the years ended August 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2022, 2021 and 2020, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2022, 2021 and 2020, (v) Consolidated Cash Flows Statements for the years ended August 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2022 FORM 10-K	Signatures	52
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 12, 2022 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, KC McClure and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 12, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer, Chair of the Board and Director
Julie Sweet	(principal executive officer)

/s/ KC MCCLURE	Chief Financial Officer
KC McClure	(principal financial officer)

/s/ MELISSA A. BURGUM	Chief Accounting Officer
Melissa A. Burgum	(principal accounting officer)

/s/ GILLES C. PÉLISSON	Lead Director
Gilles C. Pélisson

/s/ JAIME ARDILA	Director
Jaime Ardila

ACCENTURE 2022 FORM 10-K	Signatures	53

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ BETH E. MOONEY	Director
Beth E. Mooney

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ FRANK K. TANG	Director
Frank K. Tang

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE 2022 FORM 10-K	Index to Consolidated Financial Statements	F-1
Accenture Plc
1

ACCENTURE 2022 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and subsidiaries (the Company) as of August 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ACCENTURE 2022 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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

Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $1,469 million of unrecognized tax benefits as of August 31, 2022. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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

ACCENTURE 2022 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
October 12, 2022

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2022 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2022 and 2021

	August 31, 2022	August 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,889,833	$8,168,174
Short-term investments	3,973	4,294
Receivables and contract assets	11,776,775	9,728,212
Other current assets	1,940,290	1,765,831
Total current assets	21,610,871	19,666,511
NON-CURRENT ASSETS:
Contract assets	46,844	38,334
Investments	317,972	329,526
Property and equipment, net	1,659,140	1,639,105
Lease assets	3,018,535	3,182,519
Goodwill	13,133,293	11,125,861
Deferred contract costs	807,940	731,445
Deferred tax assets	4,001,200	4,007,130
Other non-current assets	2,667,595	2,455,412
Total non-current assets	25,652,519	23,509,332
TOTAL ASSETS	$47,263,390	$43,175,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$9,175	$12,080
Accounts payable	2,559,485	2,274,057
Deferred revenues	4,478,048	4,229,177
Accrued payroll and related benefits	7,611,794	6,747,853
Income taxes payable	646,471	423,400
Lease liabilities	707,598	744,164
Other accrued liabilities	1,510,925	1,278,136
Total current liabilities	17,523,496	15,708,867
NON-CURRENT LIABILITIES:
Long-term debt	45,893	53,473
Deferred revenues	712,715	700,080
Retirement obligation	1,692,152	2,016,021
Deferred tax liabilities	318,584	243,636
Income taxes payable	1,198,139	1,105,896
Lease liabilities	2,563,090	2,696,917
Other non-current liabilities	462,233	553,839
Total non-current liabilities	6,992,806	7,369,862
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2022 and August 31, 2021	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 664,561,282 and 656,590,625 shares issued as of August 31, 2022 and August 31, 2021, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 500,837 and 512,655 shares issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	—	—
Restricted share units	2,091,382	1,750,784
Additional paid-in capital	10,679,180	8,617,838
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2022 and August 31, 2021; Class A ordinary, 33,393,703 and 24,504,666 shares as of August 31, 2022 and August 31, 2021, respectively	(6,678,037)	(3,408,491)
Retained earnings	18,203,842	13,988,748
Accumulated other comprehensive loss	(2,190,342)	(1,419,497)
Total Accenture plc shareholders’ equity	22,106,097	19,529,454
Noncontrolling interests	640,991	567,660
Total shareholders’ equity	22,747,088	20,097,114
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,263,390	$43,175,843
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2022 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2022, 2021 and 2020

	2022	2021	2020
REVENUES:
Revenues	$61,594,305	$50,533,389	$44,327,039
OPERATING EXPENSES:
Cost of services	41,892,766	34,169,261	30,350,881
Sales and marketing	6,108,401	5,288,237	4,625,929
General and administrative costs	4,225,957	3,454,362	2,836,585
Total operating expenses	52,227,124	42,911,860	37,813,395
OPERATING INCOME	9,367,181	7,621,529	6,513,644
Interest income	45,133	33,365	69,331
Interest expense	(47,320)	(59,492)	(33,071)
Other income (expense), net	(72,533)	165,714	224,427
Loss on disposition of Russia business	(96,294)	—	—
INCOME BEFORE INCOME TAXES	9,196,167	7,761,116	6,774,331
Income tax expense	2,207,207	1,770,571	1,589,018
NET INCOME	6,988,960	5,990,545	5,185,313
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(7,348)	(6,539)	(6,325)
Net income attributable to noncontrolling interests – other	(104,443)	(77,197)	(71,149)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$6,877,169	$5,906,809	$5,107,839
Weighted average Class A ordinary shares:
Basic	632,762,710	634,745,073	636,299,913
Diluted	642,839,181	645,909,042	647,797,003
Earnings per Class A ordinary share:
Basic	$10.87	$9.31	$8.03
Diluted	$10.71	$9.16	$7.89
Cash dividends per share	$3.88	$3.52	$3.20
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2022 FORM 10-K		F-7

Consolidated Statements of Comprehensive Income
For the Years Ended August 31, 2022, 2021 and 2020

	2022	2021	2020
NET INCOME	$6,988,960	$5,990,545	$5,185,313
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(877,256)	35,215	197,696
Defined benefit plans	211,187	55,265	57,100
Cash flow hedges	(104,776)	51,811	24,721
Investments	—	49	(777)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(770,845)	142,340	278,740
Other comprehensive income (loss) attributable to noncontrolling interests	(20,186)	1,117	8,243
COMPREHENSIVE INCOME	$6,197,929	$6,134,002	$5,472,296

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$6,106,324	$6,049,149	$5,386,579
Comprehensive income attributable to noncontrolling interests	91,605	84,853	85,717
COMPREHENSIVE INCOME	$6,197,929	$6,134,002	$5,472,296
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2022 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2022, 2021 and 2020

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2019	$57	40	$15	654,739	$—	609	$1,411,903	$5,804,448	$(1,388,376)	(19,005)	$10,421,538	$(1,840,577)	$14,409,008	$418,683	$14,827,691
Net income											5,107,839		5,107,839	77,474	5,185,313
Other comprehensive income (loss)												278,740	278,740	8,243	286,983
Purchases of Class A shares								3,116	(2,894,253)	(14,730)			(2,891,137)	(3,116)	(2,894,253)
Cancellation of treasury shares				(5,526)				(108,670)	1,056,145	5,526	(947,475)		—		—
Share-based compensation expense							1,118,284	79,522					1,197,806		1,197,806
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(81)		(21,594)					(21,594)		(21,594)
Issuances of Class A ordinary shares for employee share programs				9,336			(1,022,144)	1,409,627	660,723	3,786	(93,912)		954,294	1,014	955,308
Dividends							77,259				(2,112,457)		(2,035,198)	(2,535)	(2,037,733)
Other, net								778					778	(1,126)	(348)
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2022 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2022, 2021 and 2020

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											5,906,809		5,906,809	83,736	5,990,545
Other comprehensive income (loss)												142,340	142,340	1,117	143,457
Purchases of Class A shares								3,622	(3,693,747)	(13,957)			(3,690,125)	(3,622)	(3,693,747)
Cancellation of treasury shares				(10,263)				(255,809)	2,105,666	10,263	(1,849,857)		—		—
Share-based compensation expense							1,253,679	89,272					1,342,951		1,342,951
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(15)		(9,377)					(9,377)		(9,377)
Issuances of Class A shares for employee share programs				8,305			(1,176,967)	1,617,702	745,351	3,572	(121,343)		1,064,743	1,032	1,065,775
Dividends							88,770				(2,322,394)		(2,233,624)	(2,470)	(2,236,094)
Other, net								5,201					5,201	(10,770)	(5,569)
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2022 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2022, 2021 and 2020

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											6,877,169		6,877,169	111,791	6,988,960
Other comprehensive income (loss)												(770,845)	(770,845)	(20,186)	(791,031)
Purchases of Class A shares								3,954	(4,111,266)	(12,181)			(4,107,312)	(3,954)	(4,111,266)
Share-based compensation expense							1,571,059	108,730					1,679,789		1,679,789
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(12)		(5,112)					(5,112)		(5,112)
Issuances of Class A shares for employee share programs				7,970			(1,333,963)	1,943,912	841,720	3,292	(103,889)		1,347,780	1,284	1,349,064
Dividends							103,502				(2,558,186)		(2,454,684)	(2,622)	(2,457,306)
Other, net								9,858					9,858	(12,982)	(3,124)
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2022 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2022, 2021 and 2020

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,988,960	$5,990,545	$5,185,313
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	2,088,216	1,891,242	1,773,124
Share-based compensation expense	1,679,789	1,342,951	1,197,806
Deferred tax expense (benefit)	(213,294)	60,930	170,951
Other, net	(195,975)	(342,849)	(243,867)
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	(2,411,735)	(1,471,613)	721,500
Other current and non-current assets	(716,910)	(591,836)	(503,482)
Accounts payable	374,349	825,472	(359,682)
Deferred revenues, current and non-current	648,506	554,830	236,207
Accrued payroll and related benefits	1,271,999	1,445,010	(7,845)
Income taxes payable, current and non-current	473,313	111,795	55,198
Other current and non-current liabilities	(446,089)	(841,329)	(10,071)
Net cash provided by (used in) operating activities	9,541,129	8,975,148	8,215,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(717,998)	(580,132)	(599,132)
Purchases of businesses and investments, net of cash acquired	(3,447,552)	(4,171,123)	(1,531,599)
Proceeds from the sale of businesses and investments, net of cash transferred	(107,659)	413,553	230,393
Other investing, net	12,580	27,936	5,819
Net cash provided by (used in) investing activities	(4,260,629)	(4,309,766)	(1,894,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,349,064	1,065,775	955,308
Purchases of shares	(4,116,378)	(3,703,124)	(2,915,847)
Proceeds from (repayments of) long-term debt, net	(16,453)	(7,798)	(6,719)
Cash dividends paid	(2,457,306)	(2,236,094)	(2,037,733)
Other financing, net	(69,953)	(45,096)	(44,101)
Net cash provided by (used in) financing activities	(5,311,026)	(4,926,337)	(4,049,092)
Effect of exchange rate changes on cash and cash equivalents	(247,815)	13,799	16,936
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(278,341)	(247,156)	2,288,477
CASH AND CASH EQUIVALENTS, beginning of period	8,168,174	8,415,330	6,126,853
CASH AND CASH EQUIVALENTS, end of period	$7,889,833	$8,168,174	$8,415,330
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$45,970	$36,132	$28,493
Income taxes paid, net	$1,778,922	$1,566,753	$1,360,030
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture plc is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We combine our strength in technology with industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries.
The shares of Accenture Canada Holdings Inc. held by persons other than us are treated as noncontrolling interests in the Consolidated Financial Statements. The noncontrolling interests were less than 1% as of August 31, 2022 and 2021, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2022” means the 12-month period that ended on August 31, 2022. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-13

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
Non-Technology Integration Consulting Services
Our contracts for non-technology integration consulting services are typically less than one year in duration. Revenues are generally recognized over time as our clients benefit from the services as they are performed, or the contract, for which the related services lack an alternative use, includes termination provisions enabling payment for performance completed to date. When contractual billings represent an amount that corresponds directly with the value provided to the client (e.g., time-and-materials contracts), revenues are recognized as amounts become billable in accordance with contract terms. Revenues from fixed-price contracts are generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. For non-technology integration consulting contracts which do not qualify to recognize revenue over time, we recognize revenues at a point in time when the client obtains control of the promised good or service.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-14

party failing to complete its obligations under the contract. We elected the practical expedient to report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Employee Share-Based Compensation Arrangements
Share-based compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs from previous estimates.
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
Translation of Non-U.S. Currency Amounts
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.
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
Allowance for Credit Losses—Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of August 31, 2022 and 2021, the total allowances recorded for credit losses recorded for client receivables and contract assets was $25,786 and $32,206, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-15

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
Our non-current investments are as follows:

	August 31, 2022	August 31, 2021
Equity method investments	$164,164	$184,157
Investments without readily determinable fair values	153,808	145,369
Total non-current investments	$317,972	$329,526
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of August 31, 2022, the carrying amount of our investment was $138,902, and the estimated fair value of our approximately 16% ownership was $223,166. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.
For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Depreciation and Amortization
See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for fiscal 2022 and 2021, respectively.

	Fiscal
	2022	2021
Depreciation	$591,748	$512,051
Amortization—Deferred transition	280,093	297,216
Amortization—Intangible assets	438,897	312,706
Operating lease cost	769,806	765,232
Other	7,672	4,037
Total depreciation, amortization and other	$2,088,216	$1,891,242
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-16

Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2022 or 2021, as each reportable segment’s estimated fair value substantially exceeded its carrying value.
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
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2022	2021	2020
Research and development costs	$1,123,296	$1,118,320	$870,611
Advertising costs (1)	119,202	171,883	57,658
Provision for (release of) doubtful accounts (2)	(2,284)	6,199	147
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowance for Credit Losses - Client Receivables and Contract Assets.”
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2021-08 (“Topic 805”)
On September 1, 2021, we adopted FASB ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 rather than adjust them to fair value at the acquisition date. The adoption did not have a material impact on our Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-17

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $24 billion and $23 billion as of August 31, 2022 and 2021, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 71% of our remaining performance obligations as of August 31, 2022 as revenue in fiscal 2023, an additional 11% in fiscal 2024, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for both fiscal 2022 and 2021.
Contract Balances
Deferred transition revenues were $712,715 and $700,080 as of August 31, 2022 and 2021, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $807,940 and $731,445 as of August 31, 2022 and 2021, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2022, 2021 and 2020 was $280,093, $297,216 and $300,680, respectively.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of August 31, 2022	As of August 31, 2021
Receivables	$10,484,211	$8,796,992
Contract assets (current)	1,292,564	931,220
Receivables and contract assets, net of allowance (current)	11,776,775	9,728,212
Contract assets (non-current)	46,844	38,334
Deferred revenues (current)	4,478,048	4,229,177
Deferred revenues (non-current)	712,715	700,080
Changes in the contract asset and liability balances during fiscal 2022, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2022 that were included in Deferred revenues as of August 31, 2021 were $3.7 billion. Revenues recognized during fiscal 2021 that were included in Deferred revenues as of August 31, 2020 were $3.3 billion.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-18

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2022	2021	2020
Basic Earnings per share
Net income attributable to Accenture plc	$6,877,169	$5,906,809	$5,107,839
Basic weighted average Class A ordinary shares	632,762,710	634,745,073	636,299,913
Basic earnings per share	$10.87	$9.31	$8.03
Diluted Earnings per share
Net income attributable to Accenture plc	$6,877,169	$5,906,809	$5,107,839
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	7,348	6,539	6,325
Net income for diluted earnings per share calculation	$6,884,517	$5,913,348	$5,114,164
Basic weighted average Class A ordinary shares	632,762,710	634,745,073	636,299,913
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	675,949	702,567	787,429
Diluted effect of employee compensation related to Class A ordinary shares	9,045,668	10,344,620	10,599,773
Diluted effect of share purchase plans related to Class A ordinary shares	354,854	116,782	109,888
Diluted weighted average Class A ordinary shares	642,839,181	645,909,042	647,797,003
Diluted earnings per share	$10.71	$9.16	$7.89
(1)Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-19

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2022	2021	2020
Foreign currency translation
Beginning balance	$(975,064)	$(1,010,279)	$(1,207,975)
Foreign currency translation	(904,530)	36,562	207,566
Income tax benefit (expense)	6,975	(346)	(1,719)
Portion attributable to noncontrolling interests	20,299	(1,001)	(8,151)
Foreign currency translation, net of tax	(877,256)	35,215	197,696
Ending balance	(1,852,320)	(975,064)	(1,010,279)

Defined benefit plans
Beginning balance	(559,958)	(615,223)	(672,323)
Actuarial gains (losses)	238,865	(50,166)	22,414
Pension settlement	—	39,016	3,757
Prior service costs arising during the period	1,052	27,570	—
Reclassifications into net periodic pension and post-retirement expense	51,061	49,864	55,035
Income tax benefit (expense)	(79,567)	(10,959)	(24,041)
Portion attributable to noncontrolling interests	(224)	(60)	(65)
Defined benefit plans, net of tax	211,187	55,265	57,100
Ending balance	(348,771)	(559,958)	(615,223)

Cash flow hedges
Beginning balance	115,525	63,714	38,993
Unrealized gain (loss)	(14,310)	168,244	72,437
Reclassification adjustments into Cost of services	(92,275)	(102,676)	(48,545)
Income tax benefit (expense)	1,698	(13,701)	857
Portion attributable to noncontrolling interests	111	(56)	(28)
Cash flow hedges, net of tax	(104,776)	51,811	24,721
Ending balance (1)	10,749	115,525	63,714

Investments
Beginning balance	—	(49)	728
Unrealized gain (loss)	—	49	(778)
Income tax benefit (expense)	—	—	—
Portion attributable to noncontrolling interests	—	—	1
Investments, net of tax	—	49	(777)
Ending balance	—	—	(49)

Accumulated other comprehensive loss	$(2,190,342)	$(1,419,497)	$(1,561,837)
(1)As of August 31, 2022, $28,711 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-20

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2022	August 31, 2021
Buildings and land	$5,609	$60
Computers, related equipment and software	2,154,989	2,052,408
Furniture and fixtures	442,499	470,624
Leasehold improvements	1,546,230	1,528,462
Property and equipment, gross	4,149,327	4,051,554
Total accumulated depreciation	(2,490,187)	(2,412,449)
Property and equipment, net	$1,659,140	$1,639,105
Depreciation expense for fiscal 2022, 2021 and 2020 was $591,748, $512,051 and $482,054, respectively.

6. Business Combinations and Dispositions
Business Combinations
We completed a number of individually immaterial acquisitions during fiscal 2022, 2021 and 2020. These acquisitions were completed primarily to expand our services and solutions offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2022	2021	2020
Total consideration	$3,416,981	$4,109,145	$1,513,910
Goodwill	2,758,893	3,388,948	1,352,839
Intangible assets	737,040	983,910	377,060
The intangible assets primarily consist of customer-related intangibles, which are being amortized over one to fifteen years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.
Dispositions
During fiscal 2022, we disposed of our business in Russia, which was part of our Europe segment. The transaction resulted in a non-operating loss of $96,294, which was not deductible for tax purposes and did not have a material effect on our operations or financial results.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-21

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2020	Additions/ Adjustments	Foreign Currency Translation	August 31, 2021	Additions/ Adjustments	Foreign Currency Translation	August 31, 2022
Geographic Markets
North America	$4,604,441	$2,010,303	$3,454	$6,618,198	$1,133,033	$(6,649)	$7,744,582
Europe	2,138,088	1,179,932	11,726	3,329,746	1,447,463	(643,118)	4,134,091
Growth Markets	967,291	205,469	5,157	1,177,917	162,483	(85,780)	1,254,620
Total	$7,709,820	$3,395,704	$20,337	$11,125,861	$2,742,979	$(735,547)	$13,133,293
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2021			August 31, 2022
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,068,156	$(654,460)	$1,413,696	$2,498,001	$(842,056)	$1,655,945
Technology	250,481	(54,391)	196,090	283,251	(96,782)	186,469
Patents	126,202	(66,650)	59,552	126,950	(70,745)	56,205
Other	70,407	(28,807)	41,600	62,875	(30,686)	32,189
Total	$2,515,246	$(804,308)	$1,710,938	$2,971,077	$(1,040,269)	$1,930,808
Total amortization related to our intangible assets was $438,897, $312,706 and $239,664 for fiscal 2022, 2021 and 2020, respectively. Estimated future amortization related to intangible assets held as of August 31, 2022 is as follows:

Fiscal Year	Estimated Amortization
2023	$395,975
2024	340,844
2025	309,455
2026	265,249
2027	205,504
Thereafter	413,781
Total	$1,930,808

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-22

8. Leases
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
As of August 31, 2022 and 2021, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

	Fiscal
	2022	2021
Operating lease cost	$769,806	$765,232
Variable lease cost	187,087	176,426
Sublease income	(16,804)	(23,717)
Total	$940,089	$917,941
Supplemental information related to operating lease transactions is as follows:

	Fiscal
	2022	2021
Lease liability payments	$730,815	$753,167
Lease assets obtained in exchange for liabilities	690,767	599,866
As of August 31, 2022 and 2021, our operating leases had a weighted average remaining lease term of 7.3 years and a weighted average discount rate of 3.7% and 3.9%, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-23

The following maturity analysis presents future undiscounted cash outflows (inflows) for operating leases as of August 31, 2022:

	Lease Payments	Sublease Receipts
2023	$715,622	$(11,815)
2024	635,268	(10,653)
2025	522,103	(8,094)
2026	399,517	(6,382)
2027	328,108	(5,603)
Thereafter	1,117,199	(11,268)
Total lease payments (receipts)	$3,717,817	$(53,815)
Less interest	(447,129)
Total lease liabilities	$3,270,688
As of August 31, 2022, we have entered into leases that have not yet commenced with future lease payments of $135,530 that are not reflected in the table above. These leases are primarily related to office real estate and will commence in or before fiscal 2025 with lease terms of up to 11 years.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-24

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $167,733 as of August 31, 2022.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2022 was $187,485.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2022 and 2021, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net gains of $92,275, $102,676 and $48,545 during fiscal 2022, 2021 and 2020, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2022, 2021 and 2020, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2022, 2021 or 2020.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-25

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net losses of $168,625 and $15,370 for fiscal 2022 and 2021, respectively and a net gain of $111,623 for fiscal 2020. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2022	August 31, 2021
Assets
Cash Flow Hedges
Other current assets	$89,867	$109,416
Other non-current assets	69,209	70,250
Other Derivatives
Other current assets	8,657	32,322
Total assets	$167,733	$211,988
Liabilities
Cash Flow Hedges
Other accrued liabilities	$61,156	$5,867
Other non-current liabilities	42,537	8,585
Other Derivatives
Other accrued liabilities	83,792	3,614
Total liabilities	$187,485	$18,066
Total fair value	$(19,752)	$193,922
Total notional value	$11,095,604	$10,045,903
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

	August 31, 2022	August 31, 2021
Net derivative assets	$140,073	$193,936
Net derivative liabilities	159,825	14
Total fair value	$(19,752)	$193,922

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-26

10. Borrowings and Indebtedness
As of August 31, 2022, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$3,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,631,391	—
Local guaranteed and non-guaranteed lines of credit (3)	229,618	—
Total	$4,861,009	$—
(1)This facility, which matures on April 24, 2026, provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2022 and 2021, we had no borrowings under the facility.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2022 and 2021, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2022 and 2021, we had no borrowings under these various facilities.
Under the borrowing facilities described above, we had an aggregate of $892,340 and $695,139 of letters of credit outstanding as of August 31, 2022 and 2021, respectively. In addition, we had total outstanding debt of $55,068 and $65,553 as of August 31, 2022 and 2021, respectively. We have a short-term commercial paper financing program backed by our $3,000,000 syndicated credit facility. As of August 31, 2022, we had no commercial paper outstanding.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-27

11. Income Taxes

	Fiscal
	2022	2021	2020
Current taxes
U.S. federal	$298,685	$218,064	$99,280
U.S. state and local	152,862	95,662	26,425
Non-U.S.	1,968,954	1,395,915	1,292,362
Total current tax expense	2,420,501	1,709,641	1,418,067
Deferred taxes
U.S. federal	(202,318)	7,767	21,532
U.S. state and local	(48,597)	(5,400)	8,525
Non-U.S.	37,621	58,563	140,894
Total deferred tax (benefit) expense	(213,294)	60,930	170,951
Total	$2,207,207	$1,770,571	$1,589,018
The components of Income before income taxes are as follows:

	Fiscal
	2022	2021	2020
U.S. sources	$1,644,380	$1,597,820	$1,352,968
Non-U.S. sources	7,551,787	6,163,296	5,421,363
Total	$9,196,167	$7,761,116	$6,774,331
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal
	2022	2021	2020 (2)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local taxes, net	1.1	1.2	1.2
Non-U.S. operations taxed at other rates	0.8	1.1	1.2
Final determinations (1)	(0.9)	(1.7)	(1.9)
Other net activity in unrecognized tax benefits	3.0	2.8	2.4
Excess tax benefits from share based payments	(3.0)	(2.1)	(1.9)
Other, net	2.0	0.5	1.5
Effective income tax rate	24.0%	22.8%	23.5%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
(2)Prior period amounts have been reclassified to conform with the current period presentation.
As of August 31, 2022, we had not recognized a deferred tax liability on approximately $2,400,000 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $120,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire in fiscal 2024. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $29,000, $37,000 and $38,000 in fiscal 2022, 2021 and 2020, respectively.
The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2022, 2021, or 2020.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-28

The components of our deferred tax assets and liabilities included the following:

	August 31, 2022	August 31, 2021 (1)
Deferred tax assets
Pensions	$501,475	$474,934
Compensation and benefits	930,284	726,430
Share-based compensation	436,740	355,157
Tax credit carryforwards	940,640	915,382
Net operating loss carryforwards	180,610	196,611
Deferred amortization deductions	852,513	857,441
Indirect effects of unrecognized tax benefits	356,841	285,768
Licenses and other intangibles	1,322,464	1,533,152
Leases	759,399	704,200
Other	477,143	426,565
Total deferred tax assets	6,758,109	6,475,640
Valuation allowance	(1,056,022)	(1,001,245)
Deferred tax assets, net of valuation allowance	5,702,087	5,474,395
Deferred tax liabilities
Pensions	(146,553)	(28,449)
Revenue recognition	(106,580)	(67,455)
Investments in subsidiaries	(162,873)	(142,635)
Intangibles	(581,105)	(480,588)
Leases	(687,428)	(648,419)
Property and equipment	(66,977)	(92,271)
Other	(267,955)	(251,084)
Total deferred tax liabilities	(2,019,471)	(1,710,901)
Net deferred tax assets	$3,682,616	$3,763,494
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $1,056,022 and $1,001,245 as of August 31, 2022 and 2021, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2022 and 2021, we recorded net increases of $54,777 and $243,446 in the valuation allowance, respectively, primarily related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2022 of $940,640, of which $12,119 will expire between 2023 and 2032, $1,027 will expire between 2033 and 2042, and $927,494 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2022 of $857,615. Of this amount, $174,669 expires between 2023 and 2032, $80,604 expires between 2033 and 2042, and $602,342 has an indefinite carryforward period.
As of August 31, 2022, we had $1,469,336 of unrecognized tax benefits, of which $1,083,065, if recognized, would favorably affect our effective tax rate. As of August 31, 2021, we had $1,344,460 of unrecognized tax benefits, of which $1,028,090, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2022 and 2021 of $386,271 and $316,370, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-29

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2022	2021
Balance, beginning of year	$1,344,460	$1,238,945
Additions for tax positions related to the current year	356,089	187,741
Additions for tax positions related to prior years	29,060	115,518
Reductions for tax positions related to prior years	(69,023)	(133,349)
Statute of limitations expirations	(62,393)	(62,614)
Settlements with tax authorities	(2,109)	(3,374)
Foreign currency translation	(126,748)	1,593
Balance, end of year	$1,469,336	$1,344,460
For the years ended August 31, 2022 and 2021, some of the additions for tax positions related to prior years are for items that had no net impact to the consolidated financial statements.
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2022, 2021 and 2020, we recognized expense of $25,369, $35,285 and $21,140 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $177,610 ($159,814, net of tax benefits) and $166,846 ($151,184, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2022 and 2021, respectively.
As a global company, we file tax returns in multiple tax jurisdictions including the U.S. and Ireland. We have participated in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”) program since fiscal 2016. CAP tax years are examined by the IRS on a contemporaneous basis so that most issues are resolved prior to filing the tax return. The years from fiscal 2021 forward remain open for examination by the IRS. The years from fiscal 2018 forward remain open for examination by the Irish tax authorities. We are currently under audit in numerous state and other non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to examination by those taxing authorities for years before 2014. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $294,000 or increase by approximately $371,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-30

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2022		August 31, 2021		August 31, 2020		August 31, 2022	August 31, 2021	August 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	4.25%	3.99%	2.50%	2.41%	2.50%	2.27%	4.28%	2.53%	2.51%
Discount rate for determining net periodic pension expense	2.50%	2.41%	2.50%	2.27%	3.00%	2.24%	2.53%	2.51%	3.00%
Long term rate of return on plan assets	3.50%	2.23%	3.50%	2.63%	4.25%	2.81%	2.89%	3.06%	3.45%
Rate of increase in future compensation for determining projected benefit obligation	2.07%	5.30%	2.09%	4.48%	2.21%	4.04%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.09%	4.48%	2.21%	4.04%	2.23%	4.02%	N/A	N/A	N/A
Interest crediting rate for determining projected benefit obligation	N/A	1.37%	N/A	0.77%	N/A	0.68%	N/A	N/A	N/A
Interest crediting rate for determining net periodic pension expense	N/A	0.77%	N/A	0.68%	N/A	0.69%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.0% for the plan year ending August 31, 2023. The rate is assumed to decrease on a straight-line basis to 4.0% for the plan year ending August 31, 2046 and remain at that level thereafter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-31

Pension and Postretirement Expense
Pension expense for fiscal 2022, 2021 and 2020 was $188,001, $169,471 and $168,367, respectively. Postretirement expense for fiscal 2022, 2021 and 2020 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2022 and 2021 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2022		August 31, 2021		August 31, 2022	August 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$406,328	$2,337,120	$408,266	$2,357,405	$734,271	$649,328
Service cost	2,087	128,723	2,579	113,882	36,066	25,307
Interest cost	7,762	49,136	7,628	47,692	17,127	13,775
Participant contributions	—	20,274	—	13,241	—	—
Acquisitions/divestitures/transfers	—	36,262	—	117,422	—	—
Amendments	—	(1,052)	—	(21,356)	—	(6,214)
Curtailment	—	—	—	(1,381)	—	—
Pension settlement	—	—	—	(211,506)	—	—
Actuarial (gain) loss	(70,541)	(218,036)	3,731	45,063	(181,512)	60,095
Benefits paid	(16,729)	(104,257)	(15,876)	(124,531)	(15,515)	(9,357)
Exchange rate impact	—	(236,512)	—	1,189	(693)	1,337
Benefit obligation, end of year	$328,907	$2,011,658	$406,328	$2,337,120	$589,744	$734,271
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$291,652	$1,326,259	$281,189	$1,355,707	$32,550	$31,826
Actual return on plan assets	(52,564)	(119,123)	5,481	88,056	(4,985)	481
Acquisitions/divestitures/transfers	—	8,097	—	94,635	—	—
Employer contributions	10,901	120,322	20,858	97,217	13,743	9,600
Participant contributions	—	20,274	—	13,241	—	—
Pension settlement	—	378	—	(211,506)	—	—
Benefits paid	(16,729)	(104,257)	(15,876)	(124,531)	(15,515)	(9,357)
Exchange rate impact	—	(125,079)	—	13,440	—	—
Fair value of plan assets, end of year	$233,260	$1,126,871	$291,652	$1,326,259	$25,793	$32,550
Funded status, end of year	$(95,647)	$(884,787)	$(114,676)	$(1,010,861)	$(563,951)	$(701,721)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$7,901	$148,836	$9,543	$166,478	$—	$—
Current liabilities	(10,529)	(60,642)	(10,651)	(53,097)	(1,267)	(1,266)
Non-current liabilities	(93,019)	(972,981)	(113,568)	(1,124,242)	(562,684)	(700,455)
Funded status, end of year	$(95,647)	$(884,787)	$(114,676)	$(1,010,861)	$(563,951)	$(701,721)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-32

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2022 and 2021 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2022		August 31, 2021		August 31, 2022	August 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$93,663	$370,478	$109,433	$525,172	$23,526	$208,784
Prior service (credit) cost	—	(4,478)	—	(2,704)	6,101	7,080
Accumulated other comprehensive loss, pre-tax	$93,663	$366,000	$109,433	$522,468	$29,627	$215,864
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2022 and 2021 is as follows:

	August 31, 2022		August 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$325,991	$1,730,451	$401,527	$1,989,178
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2022 and 2021:

	Pension Plans				Postretirement Plans
	August 31, 2022		August 31, 2021		August 31, 2022	August 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$103,548	$1,364,096	$124,219	$1,716,981	$589,744	$734,271
Fair value of plan assets	—	330,473	—	539,641	25,793	32,550

	August 31, 2022		August 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$103,548	$1,073,411	$124,219	$1,321,965
Fair value of plan assets	—	279,864	—	379,567
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-33

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
Plan Assets
Our target allocation for fiscal 2023 and weighted-average plan assets allocations as of August 31, 2022 and 2021 by asset category for defined benefit pension plans are as follows:

	2023 Target Allocation		2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	27%	—%	21%	—%	21%
Debt securities	100	48	97	50	98	51
Cash and short-term investments	—	4	3	4	2	4
Insurance contracts	—	11	—	15	—	16
Other	—	10	—	10	—	8
Total	100%	100%	100%	100%	100%	100%
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
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-34

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2022 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$4,954	$234,339	$—	$239,293
Fixed Income
Non-U.S. government debt securities	168,705	—	—	168,705
Non-U.S. corporate debt securities	16,238	—	—	16,238
Mutual fund debt securities	—	379,989	—	379,989
Cash and short-term investments	48,089	—	—	48,089
Insurance contracts	—	69,902	97,881	167,783
Other	—	106,774	—	106,774
Total	$237,986	$791,004	$97,881	$1,126,871
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $259,053 in Level 2 assets, primarily made up of U.S. corporate debt securities of $161,031 and U.S. government, state and local debt securities of $55,217.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2022:

Level 3 Assets	Fiscal 2022
Beginning balance	$130,934
Changes in fair value	(33,053)
Ending Balance	$97,881
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2021 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$273,541	$—	$273,541
Fixed Income
Non-U.S. government debt securities	183,891	—	—	183,891
Non-U.S. corporate debt securities	15,624	—	—	15,624
Mutual fund debt securities	—	484,182	—	484,182
Cash and short-term investments	48,825	—	—	48,825
Insurance contracts	—	79,227	130,934	210,161
Other	—	110,035	—	110,035
Total	$248,340	$946,985	$130,934	$1,326,259
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $324,202 in Level 2 assets, primarily made up of U.S. corporate debt securities of $204,650 and U.S. government, state and local debt securities of $67,373.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2021:

Level 3 Assets	Fiscal 2021
Beginning balance	$140,305
Changes in fair value	(9,371)
Ending Balance	$130,934

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-35

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $148,045 in fiscal 2023 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2023 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2023	$16,903	$131,852	$14,619
2024	17,680	125,266	16,144
2025	18,599	134,880	17,691
2026	19,408	137,913	19,471
2027	20,125	161,593	21,522
2028-2032	108,580	857,602	140,266
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $823,720, $646,519 and $557,888 in fiscal 2022, 2021 and 2020, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-36

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by our shareholders in 2022 (the “Amended 2010 SIP”), is administered by the Compensation, Culture & People Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 127,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2022, there were 27,381,461 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2022	2021	2020
Total share-based compensation expense included in Net income	$1,679,789	$1,342,951	$1,197,806
Income tax benefit related to share-based compensation included in Net income	680,335	486,980	430,290
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2022 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2021	16,235,385	$207.26
Granted (1)	6,047,849	387.73
Vested (2)	(6,701,738)	200.46
Forfeited	(994,604)	237.37
Nonvested balance as of August 31, 2022	14,586,892	$283.16
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2022, 2021 and 2020 was $387.73, $263.83 and $206.05, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2022, 2021 and 2020 was $1,343,403, $1,156,501 and $1,066,622, respectively.
As of August 31, 2022, there was $1,555,736 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.2 years. As of August 31, 2022, there were 255,196 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-37

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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2022, we had issued 73,808,772 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 4,366,262, 4,486,288 and 5,410,497 shares to employees in fiscal 2022, 2021 and 2020, respectively, under the 2010 ESPP.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-38

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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2022, our aggregate available authorization was $3,129,296 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-39

Our share purchase activity during fiscal 2022 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	9,635,751	$3,151,807	—	$—
Other share purchase programs	—	—	14,318	5,112
Other purchases (2)	2,545,166	959,459	—	—
Total	12,180,917	$4,111,266	14,318	$5,112
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2022, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Dividends
Our dividend activity during fiscal 2022 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2021	$0.97	October 14, 2021	$612,543	October 12, 2021	$665	$613,208
February 15, 2022	0.97	January 13, 2022	615,926	January 11, 2022	657	616,583
May 13, 2022	0.97	April 14, 2022	613,135	April 12, 2022	650	613,785
August 15, 2022	0.97	July 14, 2022	613,080	July 12, 2022	650	613,730
Total Dividends			$2,454,684		$2,622	$2,457,306
The payment of cash dividends includes the net effect of $103,502 of additional restricted stock units being issued as a part of our share plans, which resulted in 313,029 restricted share units being issued.
Subsequent Events
On September 21, 2022, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.12 per share on our Class A ordinary shares for shareholders of record at the close of business on October 13, 2022, payable on November 15, 2022.
On September 21, 2022, the Board of Directors of Accenture plc approved $3,000,000 in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,129,296.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-40

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
As of August 31, 2022 and 2021, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,349,000 and $885,000, respectively, of which all but approximately $49,000 and $78,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of August 31, 2022 and 2021, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,116,298 and $928,918, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of August 31, 2022, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, including the putative class action lawsuit discussed below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-41

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
Our three reportable segments are our geographic markets, which are North America, Europe and Growth Markets. Amounts are attributed to geographic markets based on where clients are located. Information regarding our geographic markets is as follows:

Fiscal 2022	North America	Europe	Growth Markets	Total
Revenues	$29,121,385	$20,263,550	$12,209,370	$61,594,305
Depreciation and amortization (1)	484,894	452,825	381,467	1,319,186
Operating income	4,976,890	2,437,313	1,952,978	9,367,181
Net assets as of August 31 (2)	3,981,668	2,331,300	1,127,828	7,440,796
Property & equipment, net	598,116	430,179	630,845	1,659,140
Fiscal 2021
Revenues	$23,701,341	$16,749,484	$10,082,564	$50,533,389
Depreciation and amortization (1)	379,105	403,802	344,656	1,127,563
Operating income	3,907,883	2,236,462	1,477,184	7,621,529
Net assets as of August 31 (2)	3,141,318	1,564,660	862,755	5,568,733
Property & equipment, net	537,392	455,862	645,851	1,639,105
Fiscal 2020
Revenues	$20,982,253	$14,402,142	$8,942,644	$44,327,039
Depreciation and amortization (1)	348,761	341,245	332,393	1,022,399
Operating income	3,169,648	1,799,431	1,544,565	6,513,644
Net assets as of August 31 (2)	2,585,659	1,079,904	620,083	4,285,646
Property & equipment, net	499,976	389,968	655,624	1,545,568
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
Our business in the United States represented 45% of our consolidated revenues during fiscal 2022, 2021 and 2020, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1%, 2% and 1% of our consolidated revenues during fiscal 2022, 2021 and 2020, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-42

We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2022	August 31, 2021	August 31, 2020
United States	33%	27%	27%
India	17	17	18
Ireland	6	7	7
Revenues by industry group and type of work are as follows:

	Fiscal
	2022	2021	2020
Industry Groups (1)
Communications, Media & Technology	$12,199,797	$9,801,349	$8,312,650
Financial Services	11,810,582	9,932,523	8,518,894
Health & Public Service	11,226,464	9,498,234	8,023,651
Products	18,275,419	14,438,537	12,857,664
Resources	8,082,043	6,862,746	6,614,180
Total	$61,594,305	$50,533,389	$44,327,039
Type of Work
Consulting	$34,075,856	$27,337,699	$24,227,024
Outsourcing	27,518,449	23,195,690	20,100,015
Total	$61,594,305	$50,533,389	$44,327,039
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2022 FORM 10-K		F-43

17. Quarterly Data (unaudited)

Fiscal 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$14,965,153	$15,046,693	$16,158,803	$15,423,656	$61,594,305
Cost of services	10,048,364	10,522,734	10,844,069	10,477,599	41,892,766
Operating income	2,434,294	2,061,580	2,603,118	2,268,189	9,367,181
Net income	1,819,730	1,657,529	1,819,316	1,692,385	6,988,960
Net income attributable to Accenture plc	1,791,024	1,634,942	1,786,075	1,665,128	6,877,169
Weighted average Class A ordinary shares:
—Basic	632,280,932	633,956,712	632,749,442	632,095,422	632,762,710
—Diluted	644,922,661	644,127,093	641,004,741	640,914,760	642,839,181
Earnings per Class A ordinary share:
—Basic	$2.83	$2.58	$2.82	$2.63	$10.87
—Diluted	$2.78	$2.54	$2.79	$2.60	$10.71

Fiscal 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$11,762,185	$12,088,125	$13,263,795	$13,419,284	$50,533,389
Cost of services	7,863,889	8,492,893	8,859,411	8,953,068	34,169,261
Operating income	1,890,669	1,653,515	2,118,656	1,958,689	7,621,529
Net income	1,522,057	1,461,493	1,569,572	1,437,423	5,990,545
Net income attributable to Accenture plc	1,500,276	1,440,859	1,549,426	1,416,248	5,906,809
Weighted average Class A ordinary shares:
—Basic	634,271,482	635,993,980	635,203,753	633,546,144	634,745,073
—Diluted	646,879,735	646,321,916	645,454,021	645,287,973	645,909,042
Earnings per Class A ordinary share:
—Basic	$2.37	$2.27	$2.44	$2.24	$9.31
—Diluted	$2.32	$2.23	$2.40	$2.20	$9.16