Form 10-Q
period 2022-11-30
Accenture plc
filed 2022-12-16
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 6, 2022 was 658,388,513 (which number includes 28,648,371 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 6, 2022 was 498,837.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
November 30, 2022 and August 31, 2022

	November 30, 2022	August 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,899,703	$7,889,833
Short-term investments	4,095	3,973
Receivables and contract assets	12,610,353	11,776,775
Other current assets	2,158,309	1,940,290
Total current assets	20,672,460	21,610,871
NON-CURRENT ASSETS:
Contract assets	68,730	46,844
Investments	324,382	317,972
Property and equipment, net	1,634,074	1,659,140
Lease assets	2,997,162	3,018,535
Goodwill	13,790,686	13,133,293
Deferred contract costs	832,653	807,940
Deferred tax assets	4,029,760	4,001,200
Other non-current assets	2,765,867	2,667,595
Total non-current assets	26,443,314	25,652,519
TOTAL ASSETS	$47,115,774	$47,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$9,430	$9,175
Accounts payable	2,417,777	2,559,485
Deferred revenues	4,326,633	4,478,048
Accrued payroll and related benefits	6,872,860	7,611,794
Income taxes payable	694,354	646,471
Lease liabilities	707,863	707,598
Other accrued liabilities	1,431,329	1,510,925
Total current liabilities	16,460,246	17,523,496
NON-CURRENT LIABILITIES:
Long-term debt	45,122	45,893
Deferred revenues	710,017	712,715
Retirement obligation	1,601,619	1,692,152
Deferred tax liabilities	373,006	318,584
Income taxes payable	1,273,738	1,198,139
Lease liabilities	2,537,632	2,563,090
Other non-current liabilities	448,444	462,233
Total non-current liabilities	6,989,578	6,992,806
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2022 and August 31, 2022	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 658,254,655 and 664,561,282 shares issued as of November 30, 2022 and August 31, 2022, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 498,837 and 500,837 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	—	—
Restricted share units	2,167,437	2,091,382
Additional paid-in capital	11,051,309	10,679,180
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2022 and August 31, 2022; Class A ordinary, 28,810,376 and 33,393,703 shares as of November 30, 2022 and August 31, 2022, respectively	(5,169,967)	(6,678,037)
Retained earnings	16,981,432	18,203,842
Accumulated other comprehensive loss	(2,055,672)	(2,190,342)
Total Accenture plc shareholders’ equity	22,974,611	22,106,097
Noncontrolling interests	691,339	640,991
Total shareholders’ equity	23,665,950	22,747,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,115,774	$47,263,390
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three Months Ended November 30, 2022 and 2021
(Unaudited)

	2022	2021
REVENUES:
Revenues	$15,747,802	$14,965,153
OPERATING EXPENSES:
Cost of services	10,561,660	10,048,364
Sales and marketing	1,550,019	1,454,425
General and administrative costs	1,043,023	1,028,070
Total operating expenses	13,154,702	12,530,859
OPERATING INCOME	2,593,100	2,434,294
Interest income	44,705	6,050
Interest expense	(7,280)	(11,183)
Other income (expense), net	(28,907)	(23,029)
INCOME BEFORE INCOME TAXES	2,601,618	2,406,132
Income tax expense	605,318	586,402
NET INCOME	1,996,300	1,819,730
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,085)	(1,934)
Net income attributable to noncontrolling interests – other	(29,265)	(26,772)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,964,950	$1,791,024
Weighted average Class A ordinary shares:
Basic	630,137,262	632,280,932
Diluted	638,766,821	644,922,661
Earnings per Class A ordinary share:
Basic	$3.12	$2.83
Diluted	$3.08	$2.78
Cash dividends per share	$1.12	$0.97
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three Months Ended November 30, 2022 and 2021
(Unaudited)

	2022	2021
NET INCOME	$1,996,300	$1,819,730
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	84,168	(220,763)
Defined benefit plans	91,680	(12,961)
Cash flow hedges	(41,178)	(54,015)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	134,670	(287,739)
Other comprehensive income (loss) attributable to noncontrolling interests	2,869	(5,672)
COMPREHENSIVE INCOME	$2,133,839	$1,526,319

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,099,620	$1,503,285
Comprehensive income attributable to noncontrolling interests	34,219	23,034
COMPREHENSIVE INCOME	$2,133,839	$1,526,319
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended November 30, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											1,964,950		1,964,950	31,350	1,996,300
Other comprehensive income (loss)												134,670	134,670	2,869	137,539
Purchases of Class A shares								1,304	(1,417,148)	(5,210)			(1,415,844)	(1,304)	(1,417,148)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							369,494	55,975					425,469		425,469
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(2)		(1,554)					(1,554)		(1,554)
Issuances of Class A shares for employee share programs				2,522			(319,202)	491,630	329,937	966	(37,079)		465,286	421	465,707
Dividends							25,763				(730,701)		(704,938)	(629)	(705,567)
Other, net								475					475	17,641	18,116
Balance as of November 30, 2022	$57	40	$15	658,255	$—	499	$2,167,437	$11,051,309	$(5,169,967)	(28,850)	$16,981,432	$(2,055,672)	$22,974,611	$691,339	$23,665,950
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended November 30, 2021
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											1,791,024		1,791,024	28,706	1,819,730
Other comprehensive income (loss)												(287,739)	(287,739)	(5,672)	(293,411)
Purchases of Class A shares								824	(842,842)	(2,435)			(842,018)	(824)	(842,842)
Share-based compensation expense							317,552	48,139					365,691		365,691
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(2,524)					(2,524)		(2,524)
Issuances of Class A shares for employee share programs				1,742			(163,251)	430,539	171,708	693	(30,260)		408,736	394	409,130
Dividends							26,281				(638,824)		(612,543)	(665)	(613,208)
Other, net								3,118					3,118	(4,140)	(1,022)
Balance as of November 30, 2021	$57	40	$15	658,333	$—	508	$1,931,366	$9,097,934	$(4,079,625)	(26,287)	$15,110,688	$(1,707,236)	$20,353,199	$585,459	$20,938,658
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		8

Consolidated Cash Flows Statements
For the Three Months Ended November 30, 2022 and 2021
(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,996,300	$1,819,730
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	506,229	500,865
Share-based compensation expense	425,469	365,691
Deferred tax expense (benefit)	(54,537)	(30,191)
Other, net	(45,940)	(70,482)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(609,433)	(1,354,195)
Other current and non-current assets	(307,960)	(220,522)
Accounts payable	(202,182)	(58,561)
Deferred revenues, current and non-current	(270,988)	(150,685)
Accrued payroll and related benefits	(771,743)	(276,965)
Income taxes payable, current and non-current	115,187	188,972
Other current and non-current liabilities	(285,004)	(182,786)
Net cash provided by (used in) operating activities	495,398	530,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(98,830)	(181,671)
Purchases of businesses and investments, net of cash acquired	(686,460)	(1,735,028)
Proceeds from the sale of businesses and investments, net of cash transferred	596	87
Other investing, net	2,620	4,031
Net cash provided by (used in) investing activities	(782,074)	(1,912,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	465,707	409,130
Purchases of shares	(1,418,702)	(845,366)
Proceeds from (repayments of) long-term debt, net	(1,611)	(3,448)
Cash dividends paid	(705,567)	(613,208)
Other financing, net	(16,687)	(16,568)
Net cash provided by (used in) financing activities	(1,676,860)	(1,069,460)
Effect of exchange rate changes on cash and cash equivalents	(26,594)	(79,887)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,990,130)	(2,531,057)
CASH AND CASH EQUIVALENTS, beginning of period	7,889,833	8,168,174
CASH AND CASH EQUIVALENTS, end of period	$5,899,703	$5,637,117
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$563,526	$387,161
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		9

1. Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on October 12, 2022.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2023.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of November 30, 2022 and August 31, 2022, the total allowance for credit losses recorded for client receivables and contract assets was $24,617 and $25,786, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	November 30, 2022	August 31, 2022
Equity method investments	$166,360	$164,164
Investments without readily determinable fair values	158,022	153,808
Total non-current investments	$324,382	$317,972
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of November 30, 2022, the carrying amount of our investment was $141,960, and the estimated fair value of our approximately 16% ownership was $209,851. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		10

Depreciation and Amortization
As of November 30, 2022 and August 31, 2022, total accumulated depreciation was $2,575,758 and $2,490,187, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three months ended November 30, 2022 and 2021, respectively.

	Three Months Ended
	November 30, 2022	November 30, 2021
Depreciation	$144,049	$138,793
Amortization - Deferred transition	70,440	67,206
Amortization - Intangible assets	109,069	102,542
Operating lease cost	180,502	190,242
Other	2,169	2,082
Total depreciation, amortization and other	$506,229	$500,865

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $25 billion and $24 billion as of November 30, 2022 and August 31, 2022, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 61% of our remaining performance obligations as of November 30, 2022 as revenue in fiscal 2023, an additional 18% in fiscal 2024, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2022 and 2021, respectively.
Contract Balances
Deferred transition revenues were $710,017 and $712,715 as of November 30, 2022 and August 31, 2022, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $832,653 and $807,940 as of November 30, 2022 and August 31, 2022, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of November 30, 2022	As of August 31, 2022
Receivables	$11,211,048	$10,484,211
Contract assets (current)	1,399,305	1,292,564
Receivables and contract assets, net of allowance (current)	12,610,353	11,776,775
Contract assets (non-current)	68,730	46,844
Deferred revenues (current)	4,326,633	4,478,048
Deferred revenues (non-current)	710,017	712,715
Changes in the contract asset and liability balances during the three months ended November 30, 2022 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2022 that were included in Deferred revenues as of August 31, 2022 were $2.5 billion. Revenues recognized during the three months ended November 30, 2021 that were included in Deferred revenues as of August 31, 2021 were $2.5 billion.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	November 30, 2022	November 30, 2021
Basic earnings per share
Net income attributable to Accenture plc	$1,964,950	$1,791,024
Basic weighted average Class A ordinary shares	630,137,262	632,280,932
Basic earnings per share	$3.12	$2.83
Diluted earnings per share
Net income attributable to Accenture plc	$1,964,950	$1,791,024
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,085	1,934
Net income for diluted earnings per share calculation	$1,967,035	$1,792,958
Basic weighted average Class A ordinary shares	630,137,262	632,280,932
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	668,715	682,916
Diluted effect of employee compensation related to Class A ordinary shares	7,847,787	11,727,163
Diluted effect of share purchase plans related to Class A ordinary shares	113,057	231,650
Diluted weighted average Class A ordinary shares	638,766,821	644,922,661
Diluted earnings per share	$3.08	$2.78
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2022	November 30, 2021
Foreign currency translation
Beginning balance	$(1,852,320)	$(975,064)
Foreign currency translation	86,984	(227,093)
Income tax benefit (expense)	—	730
Portion attributable to noncontrolling interests	(2,816)	5,600
Foreign currency translation, net of tax	84,168	(220,763)
Ending balance	(1,768,152)	(1,195,827)

Defined benefit plans
Beginning balance	(348,771)	(559,958)
Reclassifications into net periodic pension and post-retirement expense	126,171	(17,548)
Income tax benefit (expense)	(34,394)	4,573
Portion attributable to noncontrolling interests	(97)	14
Defined benefit plans, net of tax	91,680	(12,961)
Ending balance	(257,091)	(572,919)

Cash flow hedges
Beginning balance	10,749	115,525
Unrealized gain (loss)	(59,879)	(33,108)
Reclassification adjustments into Cost of services	2,606	(27,734)
Income tax benefit (expense)	16,051	6,769
Portion attributable to noncontrolling interests	44	58
Cash flow hedges, net of tax	(41,178)	(54,015)
Ending balance (1)	(30,429)	61,510

Accumulated other comprehensive loss	$(2,055,672)	$(1,707,236)
(1)As of November 30, 2022, $15,913 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

5. Business Combinations
During the three months ended November 30, 2022, we completed individually immaterial acquisitions for total consideration of $684,001, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.

6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2022	Additions/ Adjustments	Foreign Currency Translation	November 30, 2022
North America	$7,744,582	$176,472	$(14,740)	$7,906,314
Europe	4,134,091	151,436	123,001	4,408,528
Growth Markets	1,254,620	242,861	(21,637)	1,475,844
Total	$13,133,293	$570,769	$86,624	$13,790,686
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2022			November 30, 2022
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,498,001	$(842,056)	$1,655,945	$2,637,724	$(872,216)	$1,765,508
Technology	283,251	(96,782)	186,469	288,708	(110,107)	178,601
Patents	126,950	(70,745)	56,205	126,385	(70,784)	55,601
Other	62,875	(30,686)	32,189	64,343	(34,039)	30,304
Total	$2,971,077	$(1,040,269)	$1,930,808	$3,117,160	$(1,087,146)	$2,030,014
Total amortization related to our intangible assets was $109,069 and $102,542 for the three months ended November 30, 2022 and 2021. Estimated future amortization related to intangible assets held as of November 30, 2022 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2023	$333,744
2024	373,490
2025	339,358
2026	293,457
2027	232,307
Thereafter	457,658
Total	$2,030,014

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

7. Shareholders’ Equity
Cancellation of Treasury Shares
During the three months ended November 30, 2022, we cancelled 8,828,496 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $2,595,281. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during the three months ended November 30, 2022 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2022	$1.12	October 13, 2022	$704,938	October 11, 2022	$629	$705,567
The payment of cash dividends includes the net effect of $25,763 of additional restricted stock units being issued as a part of our share plans, which resulted in 87,746 restricted share units being issued.
Subsequent Event
On December 15, 2022, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.12 per share on our Class A ordinary shares for shareholders of record at the close of business on January 12, 2023 payable on February 15, 2023.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2022 and 2021, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $29,691 and $23,479 for the three months ended November 30, 2022 and 2021, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	November 30, 2022	August 31, 2022
Assets
Cash Flow Hedges
Other current assets	$61,110	$89,867
Other non-current assets	54,177	69,209
Other Derivatives
Other current assets	44,147	8,657
Total assets	$159,434	$167,733
Liabilities
Cash Flow Hedges
Other accrued liabilities	$77,023	$61,156
Other non-current liabilities	34,649	42,537
Other Derivatives
Other accrued liabilities	5,562	83,792
Total liabilities	$117,234	$187,485
Total fair value	$42,200	$(19,752)
Total notional value	$10,646,500	$11,095,604
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

	November 30, 2022	August 31, 2022
Net derivative assets	$90,380	$140,073
Net derivative liabilities	48,180	159,825
Total fair value	$42,200	$(19,752)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2022 and 2021 were 23.3% and 24.4%, respectively. The lower effective tax rate for the three months ended November 30, 2022 was primarily due to lower tax expense from adjustments to prior year tax liabilities.

10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2022 and August 31, 2022, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,519,000 and $1,349,000, respectively, of which all but approximately $64,000 and $49,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of November 30, 2022 and August 31, 2022, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,105,624 and $1,116,298, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of November 30, 2022, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended
	November 30, 2022	November 30, 2021
Geographic Markets
North America	$7,622,820	$6,907,215
Europe	5,072,050	5,100,068
Growth Markets	3,052,932	2,957,870
Total Revenues	$15,747,802	$14,965,153
Industry Groups (1)
Communications, Media & Technology	$2,980,203	$2,897,295
Financial Services	2,963,396	2,917,720
Health & Public Service	3,000,019	2,730,034
Products	4,665,788	4,467,897
Resources	2,138,396	1,952,207
Total Revenues	$15,747,802	$14,965,153
TYPE OF WORK
Consulting	$8,444,367	$8,392,409
Managed Services (2)	7,303,435	6,572,744
Total Revenues	$15,747,802	$14,965,153
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.

	Operating Income
	Three Months Ended
	November 30, 2022	November 30, 2021
Geographic Markets
North America	$1,309,883	$1,244,417
Europe	690,000	744,856
Growth Markets	593,217	445,021
Total Operating Income	$2,593,100	$2,434,294

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2022, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2022.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2023” means the 12-month period that will end on August 31, 2023. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “aspires,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook,” “goal,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below.
Business Risks
•Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
•Our business depends on generating and maintaining client demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
•If we are unable to match people and their skills with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
•We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
•The markets in which we operate are highly competitive, and we might not be able to compete effectively.
•Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
•Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational risks and legal liability.
•If we do not successfully manage and develop our relationships with key ecosystem partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.

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
Operational Risks
•As a result of our geographically diverse operations and strategy to continue to grow in key markets around the world, we are more susceptible to certain risks.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. There continues to be significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business, particularly with regard to wage inflation and increased volatility in foreign currency exchange rates. In some cases, these conditions have slowed the pace and level of client spending.
Key Metrics
We saw strong demand across our business in the first quarter of fiscal 2023 as our clients continue their digital transformations. Key metrics for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 included:
•Revenues of $15.7 billion, representing 5% growth in U.S. dollars and 15% growth in local currency;
•New bookings of $16.2 billion, a decrease of 3% in U.S. dollars and an increase of 6% in local currency;
•Operating margin of 16.5%, a 20 basis point expansion;
•Diluted earnings per share of $3.08, an increase of 11% over $2.78 for the first quarter of fiscal 2022; and
•Cash returned to shareholders of $2.1 billion, including share purchases of $1.4 billion and dividends of $706 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. Dollars)		November 30, 2022	November 30, 2021

Geographic Markets	North America	$7.6	$6.9	10%	11%
	Europe	5.1	5.1	(1)	17
	Growth Markets	3.1	3.0	3	19
	Total Revenues	$15.7	$15.0	5%	15%

Industry Groups (1)	Communications, Media & Technology	$3.0	$2.9	3%	11%
	Financial Services	3.0	2.9	2	13
	Health & Public Service	3.0	2.7	10	15
	Products	4.7	4.5	4	15
	Resources	2.1	2.0	10	21
	Total Revenues	$15.7	$15.0	5%	15%

Type of Work	Consulting	$8.4	$8.4	1%	10%
	Managed Services (2)	7.3	6.6	11	20
	Total Revenues	$15.7	$15.0	5%	15%

Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.
Revenues for the first quarter of fiscal 2023 increased 5% in U.S. dollars and 15% in local currency compared to the first quarter of fiscal 2022. During the first quarter of fiscal 2023, revenue growth in local currency was very strong across all geographic markets, industry groups and types of work.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
In our consulting business, revenues for the first quarter of fiscal 2023 increased 1% in U.S. dollars and 10% in local currency compared to the first quarter of fiscal 2022. Consulting revenue in local currency for the first quarter of fiscal 2023 was driven by very strong growth in Growth Markets and Europe and strong growth in North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our managed services business, previously referred to as our outsourcing business, revenues for the first quarter of fiscal 2023 increased 11% in U.S. dollars and 20% in local currency compared to the first quarter of fiscal 2022. Managed services revenue in local currency for the first quarter of fiscal 2023 was driven by very strong growth in Growth Markets, Europe and North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened significantly against various currencies during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 9.5% lower than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2023, we estimate that our full fiscal 2023 revenue growth in U.S. dollars will be approximately 5% lower than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	738,000	13%
compared to 92% in the first quarter of fiscal 2022	compared to approximately 674,000 as of November 30, 2021	compared to 17% in the first quarter of fiscal 2022

Utilization for the first quarter of fiscal 2023 was 91%, compared to 92% in the first quarter of fiscal 2022. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 738,000 as of November 30, 2022, compared to approximately 674,000 as of November 30, 2021. The year-over-year increase in our workforce reflects demand for our services and solutions, as well as people added in connection with acquisitions.
For the first quarter of fiscal 2023, attrition, excluding involuntary terminations, was 13%, down from 17% in the first quarter of fiscal 2022. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand.
In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our people, compensation increases become effective December 1st of each fiscal year. Given the overall inflationary environment, compensation has been and continues to increase faster than in prior years. In the first quarter of fiscal 2023, we have improved pricing, which we define as the contract profitability or margin on the work that we sell, across our business. While we are increasing pricing, as well as changing the mix of people and utilizing technology, the impact of these actions may not fully offset the impact of compensation increases on our margin, potentially resulting in lower contract profitability in the future.
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
Operating Expenses
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of people serving our clients, which consists mainly of compensation, subcontractor and other payroll costs, and non-payroll costs on managed services contracts. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by: compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the first quarter of fiscal 2023 was 32.9%, flat with the first quarter of fiscal 2022. Gross margin for the first quarter of fiscal 2023 was impacted by higher labor costs, including increased compensation costs, offset by a decrease in non-payroll costs compared to the same period in fiscal 2022.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.5% for the first quarter of fiscal 2023, compared with 16.6% for the first quarter of fiscal 2022. For the first quarter of fiscal 2023 compared to the same period in fiscal 2022, Sales and marketing costs increased 10 basis points as a percentage of revenues. For the first quarter of fiscal 2023, compared to the same period in fiscal 2022, General and administrative costs decreased 30 basis points due to lower non-payroll costs as a percentage of revenues.
Operating margin (Operating income as a percentage of Revenues) for the first quarter of fiscal 2023 was 16.5%, compared with 16.3% for the first quarter of fiscal 2022.
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	November 30, 2022	November 30, 2021
Consulting	$8.1	$9.4	(14)%	(5)%
Managed Services (1)	8.1	7.4	10	20
Total New Bookings	$16.2	$16.8	(3)%	6%
(1)Previously referred to as our outsourcing business.
We provide information regarding our new bookings, which include new contracts, including those acquired through acquisitions, as well as renewals, extensions and changes to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large managed services contracts. The types of services and solutions clients are demanding and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, managed services bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to consulting bookings.
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
The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Only the non-cancelable portion of these contracts is included in our remaining performance obligations disclosed in Note 2 (Revenues) to our Consolidated Financial Statements under Item 1, “Financial Statements.” Accordingly, a significant portion of what we consider contract bookings is not included in our remaining performance obligations.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Results of Operations for the Three Months Ended November 30, 2022 Compared to the Three Months Ended November 30, 2021
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	November 30, 2022	November 30, 2021			November 30, 2022	November 30, 2021
Geographic Markets
North America	$7,623	$6,907	10%	11%	48%	46%
Europe	5,072	5,100	(1)	17	32	34
Growth Markets	3,053	2,958	3	19	19	20
Total	$15,748	$14,965	5%	15%	100%	100%
Industry Groups (1)
Communications, Media & Technology	$2,980	$2,897	3%	11%	19%	19%
Financial Services	2,963	2,918	2	13	19	19
Health & Public Service	3,000	2,730	10	15	19	18
Products	4,666	4,468	4	15	30	30
Resources	2,138	1,952	10	21	14	13
Total	$15,748	$14,965	5%	15%	100%	100%
Type of Work
Consulting	$8,444	$8,392	1%	10%	54%	56%
Managed Services (2)	7,303	6,573	11	20	46	44
Total	$15,748	$14,965	5%	15%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.
Revenues
The following revenues commentary discusses local currency revenue changes for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022:
Geographic Markets
•North America revenues increased 11% in local currency, led by growth in Public Service, Consumer Goods, Retail & Travel Services, Industrial and Health. Revenue growth was driven by the United States.
•Europe revenues increased 17% in local currency, led by growth in Industrial, Banking & Capital Markets and Consumer Goods, Retail & Travel Services. Revenue growth was driven by Germany, the United Kingdom, Italy and France.
•Growth Markets revenues increased 19% in local currency, led by growth in Banking & Capital Markets, Public Service and Chemicals & Natural Resources. Revenue growth was led by Japan.
Operating Expenses
Operating expenses for the first quarter of fiscal 2023 increased $624 million, or 5%, over the first quarter of fiscal 2022, and decreased as a percentage of revenues to 83.5% from 83.7% during this period.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2022		November 30, 2021		Increase (Decrease)
Operating Expenses	$13,155	83.5%	$12,531	83.7%	$624
Cost of services	10,562	67.1	10,048	67.1	513
Sales and marketing	1,550	9.8	1,454	9.7	96
General and administrative costs	1,043	6.6	1,028	6.9	15
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the first quarter of fiscal 2023 increased $513 million, or 5%, over the first quarter of fiscal 2022, and remained flat as a percentage of revenues at 67.1% during this period. Gross margin for the first quarter of fiscal 2023 remained flat as a percentage of revenues at 32.9% compared with the first quarter of fiscal 2022. Gross margin for the first quarter of fiscal 2023 was impacted by higher labor costs, including increased compensation costs, offset by a decrease in non-payroll costs compared to the same period in fiscal 2022.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2023 increased $96 million, or 7%, over the first quarter of fiscal 2022, and increased as a percentage of revenues to 9.8% over 9.7% during this period.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2023 increased $15 million, or 1%, over the first quarter of fiscal 2022, and decreased as a percentage of revenues to 6.6% from 6.9% during this period. The decrease was due to lower non-payroll costs as a percentage of revenues compared to the same period in fiscal 2022.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2023 increased $159 million, or 7%, over the first quarter of fiscal 2022. Operating margin for the first quarter of fiscal 2023 was 16.5%, compared with 16.3% for the first quarter of fiscal 2022.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	November 30, 2022		November 30, 2021
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,310	17%	$1,244	18%	$65
Europe	690	14	745	15	(55)
Growth Markets	593	19	445	15	148
Total	$2,593	16.5%	$2,434	16.3%	$159
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2023 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022:
•North America operating income increased primarily due to revenue growth and higher contract profitability, partially offset by higher selling and other business development costs as a percentage of revenues.
•Europe operating income decreased as revenue growth in local currency was more than offset by the negative impact of foreign currency exchange rates which resulted in a decrease in U.S. dollar revenues.
•Growth Markets operating income increased primarily due to higher contract profitability and revenue growth in local currency, partially offset by the negative impact of foreign currency exchange rates.
Interest Income
Interest income for the first quarter of fiscal 2023 was $45 million, an increase of $39 million over the first quarter of fiscal 2022. The increase was primarily due to higher interest rates.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Income Tax Expense
The effective tax rates for the first quarter of fiscal 2023 and 2022 were 23.3% and 24.4%, respectively. The lower effective tax rate for the first quarter of fiscal 2023 was primarily due to lower tax expense from adjustments to prior year tax liabilities.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2023 annual effective tax rate to be in the range of 23.0% to 25.0%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $3.08 for the first quarter of fiscal 2023, compared with $2.78 for the first quarter of fiscal 2022. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
Q1 FY22 As Reported	$2.78
Higher revenue and operating results	0.19
Higher non-operating income	0.04
Lower effective tax rate	0.04
Lower share count	0.03
Q1 FY23 As Reported	$3.08

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Liquidity and Capital Resources
As of November 30, 2022, Cash and cash equivalents was $5.9 billion, compared with $7.9 billion as of August 31, 2022.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2022	November 30, 2021	Change
Net cash provided by (used in):
Operating activities	$495	$531	$(35)
Investing activities	(782)	(1,913)	1,131
Financing activities	(1,677)	(1,069)	(607)
Effect of exchange rate changes on cash and cash equivalents	(27)	(80)	53
Net increase (decrease) in cash and cash equivalents	$(1,990)	$(2,531)	$541
Amounts in table may not total due to rounding.
Operating activities: The $35 million decrease in operating cash flows was primarily due to changes in operating assets and liabilities, partially offset by higher net income.
Investing activities: The $1,131 million decrease in cash used was primarily due to lower spending on business acquisitions and purchases of property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $607 million increase in cash used was primarily due to an increase in the net purchases of shares as well as an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2022, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,688	—
Local guaranteed and non-guaranteed lines of credit	236	—
Total	$4,925	$—
Amounts in table may not total due to rounding.
Under the borrowing facilities described above, we had an aggregate of $885 million of letters of credit outstanding as of November 30, 2022. We have a short-term commercial paper financing program backed by our $3 billion syndicated credit facility. As of November 30, 2022, we had no commercial paper outstanding.

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
Our share purchase activity during the three months ended November 30, 2022 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	4,513,266	$1,231	—	$—
Other share purchase programs	—	—	5,500	2
Other purchases (2)	696,498	187	—	—
Total	5,209,764	$1,417	5,500	$2
Amounts in table may not total due to rounding.
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the three months ended November 30, 2022, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2023. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended November 30, 2022, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2022. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2022, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2022.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	30
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022 (the “Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2022 — September 30, 2022	1,731,022	$274.19	1,686,936	$5,667
October 1, 2022 — October 31, 2022	2,217,079	265.79	1,695,523	5,213
November 1, 2022 — November 30, 2022	1,261,663	279.97	1,130,807	4,897
Total (4)	5,209,764	$272.02	4,513,266
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2023, we purchased 4,513,266 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,231 million. The open-market purchase program does not have an expiration date.
(3)As of November 30, 2022, our aggregate available authorization for share purchases and redemptions was $4,897 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2022, the Board of Directors of Accenture plc has authorized an aggregate of $46.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the first quarter of fiscal 2023, Accenture purchased 696,498 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	31
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2022 (Unaudited) and August 31, 2022, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2022 and November 30, 2021, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2022 and November 30, 2021, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2022 and November 30, 2021, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2022 and November 30, 2021 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	32
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 16, 2022

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)