Form 10-Q
period 2023-02-28
Accenture plc
filed 2023-03-23
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 9, 2023 was 662,595,677 (which number includes 31,063,379 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 9, 2023 was 338,638.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
February 28, 2023 and August 31, 2022

	February 28, 2023	August 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,238,787	$7,889,833
Short-term investments	4,189	3,973
Receivables and contract assets	12,499,168	11,776,775
Other current assets	2,318,814	1,940,290
Total current assets	21,060,958	21,610,871
NON-CURRENT ASSETS:
Contract assets	75,423	46,844
Investments	325,251	317,972
Property and equipment, net	1,560,691	1,659,140
Lease assets	2,906,181	3,018,535
Goodwill	14,190,658	13,133,293
Deferred contract costs	850,522	807,940
Deferred tax assets	4,050,145	4,001,200
Other non-current assets	2,707,460	2,667,595
Total non-current assets	26,666,331	25,652,519
TOTAL ASSETS	$47,727,289	$47,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$10,815	$9,175
Accounts payable	2,470,896	2,559,485
Deferred revenues	5,112,570	4,478,048
Accrued payroll and related benefits	5,974,677	7,611,794
Income taxes payable	535,001	646,471
Lease liabilities	700,570	707,598
Other accrued liabilities	1,544,993	1,510,925
Total current liabilities	16,349,522	17,523,496
NON-CURRENT LIABILITIES:
Long-term debt	45,155	45,893
Deferred revenues	726,092	712,715
Retirement obligation	1,641,782	1,692,152
Deferred tax liabilities	364,510	318,584
Income taxes payable	1,250,019	1,198,139
Lease liabilities	2,451,961	2,563,090
Other non-current liabilities	440,970	462,233
Total non-current liabilities	6,920,489	6,992,806
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2023 and August 31, 2022	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 662,405,556 and 664,561,282 shares issued as of February 28, 2023 and August 31, 2022, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 338,638 and 500,837 shares issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	—	—
Restricted share units	1,636,155	2,091,382
Additional paid-in capital	12,163,671	10,679,180
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2023 and August 31, 2022; Class A ordinary, 31,141,439 and 33,393,703 shares as of February 28, 2023 and August 31, 2022, respectively	(5,593,010)	(6,678,037)
Retained earnings	17,500,001	18,203,842
Accumulated other comprehensive loss	(1,944,270)	(2,190,342)
Total Accenture plc shareholders’ equity	23,762,619	22,106,097
Noncontrolling interests	694,659	640,991
Total shareholders’ equity	24,457,278	22,747,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,727,289	$47,263,390
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Six Months Ended February 28, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
REVENUES:
Revenues	$15,814,158	$15,046,693	$31,561,960	$30,011,846
OPERATING EXPENSES:
Cost of services	10,979,392	10,522,734	21,541,052	20,571,098
Sales and marketing	1,563,567	1,414,814	3,113,586	2,869,239
General and administrative costs	1,082,228	1,047,565	2,125,251	2,075,635
Business optimization costs	244,390	—	244,390	—
Total operating expenses	13,869,577	12,985,113	27,024,279	25,515,972
OPERATING INCOME	1,944,581	2,061,580	4,537,681	4,495,874
Interest income	50,259	7,269	94,964	13,319
Interest expense	(11,634)	(11,216)	(18,914)	(22,399)
Other income (expense), net	(36,300)	(7,183)	(65,207)	(30,212)
INCOME BEFORE INCOME TAXES	1,946,906	2,050,450	4,548,524	4,456,582
Income tax expense	396,223	392,921	1,001,541	979,323
NET INCOME	1,550,683	1,657,529	3,546,983	3,477,259
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,604)	(1,742)	(3,689)	(3,676)
Net income attributable to noncontrolling interests – other	(25,431)	(20,845)	(54,696)	(47,617)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,523,648	$1,634,942	$3,488,598	$3,425,966
Weighted average Class A ordinary shares:
Basic	630,845,147	633,956,712	630,485,134	633,108,627
Diluted	637,735,390	644,127,093	638,350,779	644,622,602
Earnings per Class A ordinary share:
Basic	$2.42	$2.58	$5.53	$5.41
Diluted	$2.39	$2.54	$5.47	$5.32
Cash dividends per share	$1.12	$0.97	$2.24	$1.94
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended February 28, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
NET INCOME	$1,550,683	$1,657,529	$3,546,983	$3,477,259
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	112,625	9,410	196,793	(211,353)
Defined benefit plans	6,539	9,534	98,219	(3,427)
Cash flow hedges	(7,762)	12,807	(48,940)	(41,208)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	111,402	31,751	246,072	(255,988)
Other comprehensive income (loss) attributable to noncontrolling interests	2,469	96	5,338	(5,576)
COMPREHENSIVE INCOME	$1,664,554	$1,689,376	$3,798,393	$3,215,695

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,635,050	$1,666,693	$3,734,670	$3,169,978
Comprehensive income attributable to noncontrolling interests	29,504	22,683	63,723	45,717
COMPREHENSIVE INCOME	$1,664,554	$1,689,376	$3,798,393	$3,215,695
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended February 28, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2022	$57	40	$15	658,255	$—	499	$2,167,437	$11,051,309	$(5,169,967)	(28,850)	$16,981,432	$(2,055,672)	$22,974,611	$691,339	$23,665,950
Net income											1,523,648		1,523,648	27,035	1,550,683
Other comprehensive income (loss)												111,402	111,402	2,469	113,871
Purchases of Class A shares								1,014	(1,117,535)	(4,085)			(1,116,521)	(1,014)	(1,117,535)
Share-based compensation expense							631,871	(1)					631,870		631,870
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(160)		(676)					(676)		(676)
Issuances of Class A shares for employee share programs				4,151			(1,193,792)	1,108,186	694,492	1,754	(267,284)		341,602	312	341,914
Dividends							30,639				(737,795)		(707,156)	(866)	(708,022)
Other, net								3,839					3,839	(24,616)	(20,777)
Balance as of February 28, 2023	$57	40	$15	662,406	$—	339	$1,636,155	$12,163,671	$(5,593,010)	(31,181)	$17,500,001	$(1,944,270)	$23,762,619	$694,659	$24,457,278
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended February 28, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2021	$57	40	$15	658,333	$—	508	$1,931,366	$9,097,934	$(4,079,625)	(26,287)	$15,110,688	$(1,707,236)	$20,353,199	$585,459	$20,938,658
Net income											1,634,942		1,634,942	22,587	1,657,529
Other comprehensive income (loss)												31,751	31,751	96	31,847
Purchases of Class A shares								1,639	(1,691,604)	(4,582)			(1,689,965)	(1,639)	(1,691,604)
Share-based compensation expense							546,607						546,607		546,607
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(4)		(1,750)					(1,750)		(1,750)
Issuances of Class A shares for employee share programs				4,084			(1,067,053)	959,264	473,880	1,834	(73,629)		292,462	285	292,747
Dividends							27,676				(643,602)		(615,926)	(657)	(616,583)
Other, net								8,703					8,703	(9,175)	(472)
Balance as of February 28, 2022	$57	40	$15	662,417	$—	504	$1,438,596	$10,065,790	$(5,297,349)	(29,035)	$16,028,399	$(1,675,485)	$20,560,023	$596,956	$21,156,979
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											3,488,598		3,488,598	58,385	3,546,983
Other comprehensive income (loss)												246,072	246,072	5,338	251,410
Purchases of Class A shares								2,318	(2,534,683)	(9,295)			(2,532,365)	(2,318)	(2,534,683)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,001,365	55,974					1,057,339		1,057,339
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(162)		(2,230)					(2,230)		(2,230)
Issuances of Class A shares for employee share programs				6,673			(1,512,994)	1,599,816	1,024,429	2,720	(304,363)		806,888	733	807,621
Dividends							56,402				(1,468,496)		(1,412,094)	(1,495)	(1,413,589)
Other, net								4,314					4,314	(6,975)	(2,661)
Balance as of February 28, 2023	$57	40	$15	662,406	$—	339	$1,636,155	$12,163,671	$(5,593,010)	(31,181)	$17,500,001	$(1,944,270)	$23,762,619	$694,659	$24,457,278
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											3,425,966		3,425,966	51,293	3,477,259
Other comprehensive income (loss)												(255,988)	(255,988)	(5,576)	(261,564)
Purchases of Class A shares								2,463	(2,534,446)	(7,017)			(2,531,983)	(2,463)	(2,534,446)
Share-based compensation expense							864,159	48,139					912,298		912,298
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(9)		(4,274)					(4,274)		(4,274)
Issuances of Class A shares for employee share programs				5,826			(1,230,304)	1,389,803	645,588	2,527	(103,889)		701,198	679	701,877
Dividends							53,957				(1,282,426)		(1,228,469)	(1,322)	(1,229,791)
Other, net								11,821					11,821	(13,315)	(1,494)
Balance as of February 28, 2022	$57	40	$15	662,417	$—	504	$1,438,596	$10,065,790	$(5,297,349)	(29,035)	$16,028,399	$(1,675,485)	$20,560,023	$596,956	$21,156,979
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Six Months Ended February 28, 2023 and 2022
(Unaudited)

	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,546,983	$3,477,259
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,038,705	1,029,125
Share-based compensation expense	1,057,339	912,298
Deferred tax expense (benefit)	(92,295)	(15,670)
Other, net	57,334	(110,458)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(358,519)	(1,800,345)
Other current and non-current assets	(535,273)	(610,693)
Accounts payable	(151,738)	(45,475)
Deferred revenues, current and non-current	419,313	570,558
Accrued payroll and related benefits	(1,713,468)	(541,474)
Income taxes payable, current and non-current	(110,828)	255,397
Other current and non-current liabilities	(332,044)	(434,158)
Net cash provided by (used in) operating activities	2,825,509	2,686,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(206,378)	(346,331)
Purchases of businesses and investments, net of cash acquired	(1,076,987)	(1,848,774)
Proceeds from the sale of businesses and investments, net of cash transferred	17,875	3,561
Other investing, net	5,119	6,461
Net cash provided by (used in) investing activities	(1,260,371)	(2,185,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	807,621	701,877
Purchases of shares	(2,536,913)	(2,538,720)
Proceeds from (repayments of) long-term debt, net	(408)	(8,877)
Cash dividends paid	(1,413,589)	(1,229,791)
Other financing, net	(48,912)	(30,664)
Net cash provided by (used in) financing activities	(3,192,201)	(3,106,175)
Effect of exchange rate changes on cash and cash equivalents	(23,983)	(97,164)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,651,046)	(2,702,058)
CASH AND CASH EQUIVALENTS, beginning of period	7,889,833	8,168,174
CASH AND CASH EQUIVALENTS, end of period	$6,238,787	$5,466,116
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,318,515	$874,413
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2023.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of February 28, 2023 and August 31, 2022, the total allowance for credit losses recorded for client receivables and contract assets was $25,737 and $25,786, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	February 28, 2023	August 31, 2022
Equity method investments	$168,812	$164,164
Investments without readily determinable fair values	156,439	153,808
Total non-current investments	$325,251	$317,972
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net. Our equity method investments consist primarily of an investment in Duck Creek Technologies. As of February 28, 2023, the carrying amount of our investment was $143,700, and the estimated fair value of our approximately 16% ownership was $400,355. We account for the investment under the equity method because we have the ability to influence operations through the combination of our voting power and through other factors, such as representation on the board and our business relationship.
On January 9, 2023, Duck Creek Technologies announced an agreement to be acquired by Vista Equity Partners for $19.00 per share. The transaction is expected to close in the first half of calendar year 2023, subject to the satisfaction of customary closing conditions.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

Depreciation and Amortization
As of February 28, 2023 and August 31, 2022, total accumulated depreciation was $2,694,138 and $2,490,187, respectively. See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and six months ended February 28, 2023 and 2022, respectively.

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Depreciation	$137,742	$149,872	$281,791	$288,665
Amortization - Deferred transition	85,160	68,331	155,600	135,537
Amortization - Intangible assets	120,212	115,831	229,281	218,373
Operating lease cost	184,226	192,869	364,728	383,111
Other	5,136	1,357	7,305	3,439
Total depreciation, amortization and other	$532,476	$528,260	$1,038,705	$1,029,125
Business Optimization
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We expect to record total business optimization costs of approximately $1.5 billion related to these actions, with approximately $800 million in fiscal 2023 and $700 million in fiscal 2024. This consists of approximately $1.2 billion of employee severance and other personnel costs, of which we expect to incur $500 million in fiscal 2023 and the remaining $700 million in fiscal 2024. The actual amount and timing of costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates. Additionally, we expect to incur $300 million of costs related to the consolidation of office space, the majority of which is expected to be recorded in fiscal 2023.
We recorded $244,390 of business optimization costs during the second quarter of fiscal 2023, primarily for employee severance.
Total business optimization costs for the three and six months ended February 28, 2023 were $176,980 for North America, $40,377 for Europe and $27,033 for Growth Markets.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		13

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $27 billion and $24 billion as of February 28, 2023 and August 31, 2022, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 52% of our remaining performance obligations as of February 28, 2023 as revenue in fiscal 2023, an additional 24% in fiscal 2024, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 28, 2023 and 2022.
Contract Balances
Deferred transition revenues were $726,092 and $712,715 as of February 28, 2023 and August 31, 2022, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $850,522 and $807,940 as of February 28, 2023 and August 31, 2022, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of February 28, 2023	As of August 31, 2022
Receivables	$10,997,530	$10,484,211
Contract assets (current)	1,501,638	1,292,564
Receivables and contract assets, net of allowance (current)	12,499,168	11,776,775
Contract assets (non-current)	75,423	46,844
Deferred revenues (current)	5,112,570	4,478,048
Deferred revenues (non-current)	726,092	712,715
Changes in the contract asset and liability balances during the six months ended February 28, 2023 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 28, 2023 that were included in Deferred revenues as of November 30, 2022 and August 31, 2022 were $2.5 billion and $3.3 billion, respectively. Revenues recognized during the three and six months ended February 28, 2022 that were included in Deferred revenues as of November 30, 2021 and August 31, 2021 were $2.3 billion and $3.2 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Basic earnings per share
Net income attributable to Accenture plc	$1,523,648	$1,634,942	$3,488,598	$3,425,966
Basic weighted average Class A ordinary shares	630,845,147	633,956,712	630,485,134	633,108,627
Basic earnings per share	$2.42	$2.58	$5.53	$5.41
Diluted earnings per share
Net income attributable to Accenture plc	$1,523,648	$1,634,942	$3,488,598	$3,425,966
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,604	1,742	3,689	3,676
Net income for diluted earnings per share calculation	$1,525,252	$1,636,684	$3,492,287	$3,429,642
Basic weighted average Class A ordinary shares	630,845,147	633,956,712	630,485,134	633,108,627
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	664,218	675,417	666,479	679,187
Diluted effect of employee compensation related to Class A ordinary shares	5,865,118	9,013,734	6,861,930	10,377,945
Diluted effect of share purchase plans related to Class A ordinary shares	360,907	481,230	337,236	456,843
Diluted weighted average Class A ordinary shares	637,735,390	644,127,093	638,350,779	644,622,602
Diluted earnings per share	$2.39	$2.54	$5.47	$5.32
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Foreign currency translation
Beginning balance	$(1,768,152)	$(1,195,827)	$(1,852,320)	$(975,064)
Foreign currency translation	117,726	7,845	204,710	(219,248)
Income tax benefit (expense)	(2,631)	1,637	(2,631)	2,367
Portion attributable to noncontrolling interests	(2,470)	(72)	(5,286)	5,528
Foreign currency translation, net of tax	112,625	9,410	196,793	(211,353)
Ending balance	(1,655,527)	(1,186,417)	(1,655,527)	(1,186,417)

Defined benefit plans
Beginning balance	(257,091)	(572,919)	(348,771)	(559,958)
Reclassifications into net periodic pension and post-retirement expense	8,719	12,850	134,890	(4,698)
Income tax benefit (expense)	(2,174)	(3,306)	(36,568)	1,267
Portion attributable to noncontrolling interests	(6)	(10)	(103)	4
Defined benefit plans, net of tax	6,539	9,534	98,219	(3,427)
Ending balance	(250,552)	(563,385)	(250,552)	(563,385)

Cash flow hedges
Beginning balance	(30,429)	61,510	10,749	115,525
Unrealized gain (loss)	(32,837)	39,162	(92,716)	6,054
Reclassification adjustments into Cost of services	18,000	(22,959)	20,606	(50,693)
Income tax benefit (expense)	7,068	(3,382)	23,119	3,387
Portion attributable to noncontrolling interests	7	(14)	51	44
Cash flow hedges, net of tax	(7,762)	12,807	(48,940)	(41,208)
Ending balance (1)	(38,191)	74,317	(38,191)	74,317

Accumulated other comprehensive loss	$(1,944,270)	$(1,675,485)	$(1,944,270)	$(1,675,485)
(1)As of February 28, 2023, $19,684 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the six months ended February 28, 2023, we completed individually immaterial acquisitions for total consideration of $1,069,298, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2022	Additions/ Adjustments	Foreign Currency Translation	February 28, 2023
North America	$7,744,582	$255,553	$(15,138)	$7,984,997
Europe	4,134,091	274,694	197,005	4,605,790
Growth Markets	1,254,620	357,274	(12,023)	1,599,871
Total	$13,133,293	$887,521	$169,844	$14,190,658
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2022			February 28, 2023
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,498,001	$(842,056)	$1,655,945	$2,690,751	$(943,805)	$1,746,946
Technology	283,251	(96,782)	186,469	286,434	(114,239)	172,195
Patents	126,950	(70,745)	56,205	127,244	(72,061)	55,183
Other	62,875	(30,686)	32,189	68,680	(37,060)	31,620
Total	$2,971,077	$(1,040,269)	$1,930,808	$3,173,109	$(1,167,165)	$2,005,944
Total amortization related to our intangible assets was $120,212 and $229,281 for the three and six months ended February 28, 2023, respectively. Total amortization related to our intangible assets was $115,831 and $218,373 for the three and six months ended February 28, 2022, respectively. Estimated future amortization related to intangible assets held as of February 28, 2023 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2023	$222,576
2024	386,493
2025	350,365
2026	301,701
2027	238,727
Thereafter	506,082
Total	$2,005,944

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Cancellation of Treasury Shares
During the six months ended February 28, 2023, we cancelled 8,828,496 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $2,595,281. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during the six months ended February 28, 2023 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2022	$1.12	October 13, 2022	$704,938	October 11, 2022	$629	$705,567
February 15, 2023	1.12	January 12, 2023	707,156	January 10, 2023	866	708,022
Total Dividends			$1,412,094		$1,495	$1,413,589
The payment of cash dividends includes the net effect of $56,402 of additional restricted stock units being issued as a part of our share plans, which resulted in 195,372 restricted share units being issued.
Subsequent Event
On March 22, 2023, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.12 per share on our Class A ordinary shares for shareholders of record at the close of business on April 13, 2023 payable on May 15, 2023.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2023 and 2022, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net gains of $7,431 and net losses of $22,260 for the three and six months ended February 28, 2023, respectively, and net losses of $13,048 and $36,527 for the three and six months ended February 28, 2022, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	February 28, 2023	August 31, 2022
Assets
Cash Flow Hedges
Other current assets	$51,224	$89,867
Other non-current assets	36,255	69,209
Other Derivatives
Other current assets	8,002	8,657
Total assets	$95,481	$167,733
Liabilities
Cash Flow Hedges
Other accrued liabilities	$70,908	$61,156
Other non-current liabilities	31,003	42,537
Other Derivatives
Other accrued liabilities	42,979	83,792
Total liabilities	$144,890	$187,485
Total fair value	$(49,409)	$(19,752)
Total notional value	$11,874,339	$11,095,604
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

	February 28, 2023	August 31, 2022
Net derivative assets	$38,490	$140,073
Net derivative liabilities	87,899	159,825
Total fair value	$(49,409)	$(19,752)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended February 28, 2023 and 2022 were 20.4% and 19.2%, respectively. The higher effective tax rate for the three months ended February 28, 2023 was primarily due to lower tax benefits from share-based payments, partially offset by lower tax expense from changes in the geographic distribution of earnings. Our effective tax rate for both the six months ended February 28, 2023 and 2022 was 22.0%. The business optimization costs of $244,390 and related reduction in tax expense of $51,515 did not significantly impact our effective tax rates for the second quarter of fiscal 2023 or six months ended February 28, 2023.
10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of February 28, 2023 and August 31, 2022, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,638,000 and $1,349,000, respectively, of which all but approximately $50,000 and $49,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of February 28, 2023 and August 31, 2022, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,143,983 and $1,116,298, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of February 28, 2023, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Geographic Markets
North America	$7,397,874	$7,077,036	$15,020,694	$13,984,251
Europe	5,300,169	5,009,885	10,372,219	10,109,953
Growth Markets	3,116,115	2,959,772	6,169,047	5,917,642
Total Revenues	$15,814,158	$15,046,693	$31,561,960	$30,011,846
Industry Groups (1)
Communications, Media & Technology	$2,884,802	$2,998,970	$5,865,005	$5,896,265
Financial Services	3,002,867	2,872,158	5,966,263	5,789,878
Health & Public Service	3,023,595	2,686,853	6,023,614	5,416,887
Products	4,718,572	4,522,967	9,384,360	8,990,864
Resources	2,184,322	1,965,745	4,322,718	3,917,952
Total Revenues	$15,814,158	$15,046,693	$31,561,960	$30,011,846
TYPE OF WORK
Consulting	$8,278,763	$8,322,202	$16,723,130	$16,714,611
Managed Services (2)	7,535,395	6,724,491	14,838,830	13,297,235
Total Revenues	$15,814,158	$15,046,693	$31,561,960	$30,011,846
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.

	Operating Income
	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Geographic Markets
North America	$823,858	$1,090,910	$2,133,741	$2,335,327
Europe	573,633	531,629	1,263,633	1,276,485
Growth Markets	547,090	439,041	1,140,307	884,062
Total Operating Income	$1,944,581	$2,061,580	$4,537,681	$4,495,874

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022. In addition, the timing and amount of costs related to our business optimization actions and the nature and extent of benefits realized from such actions are subject to uncertainties and other factors, including local country consultation processes and regulations, and may differ from our current expectations and estimates. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. There continues to be significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business, particularly with regard to wage inflation and volatility in foreign currency exchange rates. In some cases, these conditions have slowed the pace and level of client spending.
Key Metrics
We saw strong demand across our business in the second quarter of fiscal 2023. Key metrics for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 are included below. We have presented operating margin and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $244 million in business optimization costs recorded during the second quarter of fiscal 2023. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
•Revenues of $15.8 billion, representing 5% growth in U.S. dollars and 9% growth in local currency;
•New bookings of $22.1 billion, an increase of 13% in U.S. dollars and 17% in local currency;
•Operating margin of 12.3%, compared to 13.7% in the second quarter of fiscal 2022; adjusted operating margin expanded 10 basis points to 13.8%;
•Diluted earnings per share of $2.39, compared to $2.54 in the second quarter of fiscal 2022; adjusted earnings per share increased 6% to $2.69; and
•Cash returned to shareholders of $1.8 billion, including share purchases of $1.1 billion and dividends of $708 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. Dollars)		February 28, 2023	February 28, 2022

Geographic Markets	North America	$7.4	$7.1	5%	5%
	Europe	5.3	5.0	6	12
	Growth Markets	3.1	3.0	5	14
	Total Revenues	$15.8	$15.0	5%	9%

Industry Groups (1)	Communications, Media & Technology	$2.9	$3.0	(4)%	—%
	Financial Services	3.0	2.9	5	10
	Health & Public Service	3.0	2.7	13	15
	Products	4.7	4.5	4	9
	Resources	2.2	2.0	11	16
	Total Revenues	$15.8	$15.0	5%	9%

Type of Work	Consulting	$8.3	$8.3	(1)%	4%
	Managed Services (2)	7.5	6.7	12	16
	Total Revenues	$15.8	$15.0	5%	9%

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
Revenues for the second quarter of fiscal 2023 increased 5% in U.S. dollars and 9% in local currency compared to the second quarter of fiscal 2022. Revenues for the six months ended February 28, 2023 increased 5% in U.S. dollars and 12% in local currency compared to the six months ended February 28, 2022. During the second quarter of fiscal 2023, revenue growth in local currency was very strong in Growth Markets and Europe and solid in North America. We experienced local currency revenue growth that was very strong in Resources, Health & Public Service and Financial Services, strong in Products and flat in Communications, Media & Technology. Revenue growth in local currency was very strong in managed services and solid in consulting during the second quarter of fiscal 2023. In the second quarter of fiscal 2023, pricing, which we define as the contract profitability or margin on the work that we sell, was relatively stable.
In our consulting business, revenues for the second quarter of fiscal 2023 decreased 1% in U.S. dollars and increased 4% in local currency compared to the second quarter of fiscal 2022. Consulting revenues for the six months ended February 28, 2023 were flat in U.S. dollars and increased 7% in local currency compared to the six months ended February 28, 2022. Consulting revenue growth in local currency for the second quarter of fiscal 2023 was very strong in Growth Markets, solid in Europe and flat in North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences.
In our managed services business, revenues for the second quarter of fiscal 2023 increased 12% in U.S. dollars and 16% in local currency compared to the second quarter of fiscal 2022. Managed services revenues for the six months ended February 28, 2023 increased 12% in U.S. dollars and 18% in local currency compared to the six months ended February 28, 2022. Managed services revenue in local currency for the second quarter of fiscal 2023 was driven by very strong growth in Europe, Growth Markets and North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and six months ended February 28, 2023 compared to the three and six months ended February 28, 2022, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 4% and 7% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2023, we estimate that our full fiscal 2023 revenue growth in U.S. dollars will be approximately 4.5% lower than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	738,000+	12%
compared to 92% in the second quarter of fiscal 2022	compared to approximately 699,000 as of February 28, 2022	compared to 18% in the second quarter of fiscal 2022

Utilization for the second quarter of fiscal 2023 was 91%, compared to 92% in the second quarter of fiscal 2022. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 738,000 as of February 28, 2023, compared to approximately 699,000 as of February 28, 2022. The year-over-year increase in our workforce reflects demand for our services and solutions, as well as people added in connection with acquisitions.
While we continue to hire, especially to support our strategic growth priorities, during the second quarter of fiscal 2023, we initiated actions to streamline our operations and transform our non-billable corporate functions to reduce costs. Over the next 18 months, these actions are expected to result in the departure of approximately 19,000 people (or 2.5% of our current workforce), and we expect over half of these departures will consist of people in our non-billable corporate functions.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
For the second quarter of fiscal 2023, attrition, excluding involuntary terminations, was 12%, down from 18% in the second quarter of fiscal 2022. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our people, compensation increases become effective December 1st of each fiscal year. Given the overall inflationary environment, compensation has been and continues to increase faster than in prior years. We strive to adjust pricing as well as drive cost and delivery efficiencies, such as changing the mix of people and utilizing technology, to reduce the impact of compensation increases on our margin and contract profitability.
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the second quarter of fiscal 2023 was 30.6%, compared with 30.1% for the second quarter of fiscal 2022. Gross margin for the six months ended February 28, 2023 was 31.7% compared with 31.5% for the six months ended February 28, 2022. The increase in gross margin for the second quarter of fiscal 2023 was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel. The increase in gross margin for the six months ended February 28, 2023 was primarily due to lower labor costs, including lower subcontractor costs.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.7% for the second quarter of fiscal 2023 and 16.6% for the six months ended February 28, 2023, compared with 16.4% for the second quarter of fiscal 2022 and 16.5% for the six months ended February 28, 2022. For the second quarter of fiscal 2023 and six months ended February 28, 2023, compared to the same period in fiscal 2022, Sales and marketing costs increased 50 and 30 basis points, respectively. The increase in Sales and marketing for the second quarter of fiscal 2023 and six months ended February 28, 2023 was due to higher selling and other business development costs as a percentage of revenues. For the second quarter of fiscal 2023 and six months ended February 28, 2023, compared to the same period in fiscal 2022, General and administrative costs decreased 20 basis points as a percentage of revenues.
During the three and six months ended February 28, 2023, we recorded $244 million in business optimization costs, primarily for employee severance. As part of these business optimization initiatives, we expect to record total costs of approximately $1.5 billion, with approximately $800 million in fiscal 2023 and $700 million in fiscal 2024. The $1.5 billion is expected to consist of $1.2 billion of employee severance and other personnel costs and $300 million related to the consolidation of office space. The actual amount and timing of costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating margin (Operating income as a percentage of Revenues) for the second quarter of fiscal 2023 was 12.3%, compared with 13.7% for the second quarter of fiscal 2022. Operating margin for the six months ended February 28, 2023 was 14.4%, compared with 15.0% for the six months ended February 28, 2022. The business optimization costs recorded in the second quarter of fiscal 2023 decreased operating margin by 150 and 80 basis points for the second quarter of fiscal 2023 and six months ended February 28, 2023, respectively. Excluding these costs, operating margin for the second quarter of fiscal 2023 and six months ended February 28, 2023 increased 10 and 20 basis points to 13.8% and 15.2%, respectively.
Effective Tax Rate
The effective tax rates for the second quarter of fiscal 2023 and 2022 were 20.4% and 19.2%, respectively. The effective tax rate for both the six months ended February 28, 2023 and 2022 was 22.0%. The business optimization costs of $244 million and related reduction in tax expense of $52 million did not significantly impact our effective tax rates for the second quarter of fiscal 2023 or six months ended February 28, 2023.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Earnings Per Share
Diluted earnings per share were $2.39 for the second quarter of fiscal 2023, compared with $2.54 for the second quarter of fiscal 2022. Diluted earnings per share were $5.47 for the six months ended February 28, 2023, compared with $5.32 for the six months ended February 28, 2022. The $193 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.30 for the second quarter of fiscal 2023 and six months ended February 28, 2023. Excluding these impacts, diluted earnings per share were $2.69 and $5.77 for the second quarter of fiscal 2023 and six months ended February 28, 2023, respectively.
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rates and diluted earnings per share for fiscal 2023, excluding the impact of the business optimization costs, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior period. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	February 28, 2023	February 28, 2022
Consulting	$10.7	$10.9	(2)%	2%
Managed Services (1)	11.4	8.7	32	37
Total New Bookings	$22.1	$19.6	13%	17%
(1)Previously referred to as our outsourcing business.

	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	February 28, 2023	February 28, 2022
Consulting	$18.8	$20.3	(8)%	(2)%
Managed Services (1)	19.5	16.1	22	29
Total New Bookings	$38.3	$36.4	5%	12%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Results of Operations for the Three Months Ended February 28, 2023 Compared to the Three Months Ended February 28, 2022
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	February 28, 2023	February 28, 2022			February 28, 2023	February 28, 2022
Geographic Markets
North America	$7,398	$7,077	5%	5%	47%	47%
Europe	5,300	5,010	6	12	34	33
Growth Markets	3,116	2,960	5	14	20	20
Total	$15,814	$15,047	5%	9%	100%	100%
Industry Groups (1)
Communications, Media & Technology	$2,885	$2,999	(4)%	—%	18%	20%
Financial Services	3,003	2,872	5	10	19	19
Health & Public Service	3,024	2,687	13	15	19	18
Products	4,719	4,523	4	9	30	30
Resources	2,184	1,966	11	16	14	13
Total	$15,814	$15,047	5%	9%	100%	100%
Type of Work
Consulting	$8,279	$8,322	(1)%	4%	52%	55%
Managed Services (2)	7,535	6,724	12	16	48	45
Total	$15,814	$15,047	5%	9%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.
Revenues
The following revenues commentary discusses local currency revenue changes for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022:
Geographic Markets
•North America revenues increased 5% in local currency, led by growth in Public Service, Health and Utilities. These increases were partially offset by a decline in Communications & Media and High Tech. Revenue growth was driven by the United States.
•Europe revenues increased 12% in local currency, led by growth in Industrial, Banking & Capital Markets and Public Service. Revenue growth was driven by Germany, Italy and France.
•Growth Markets revenues increased 14% in local currency, led by growth in Banking & Capital Markets, Chemicals & Natural Resources and Public Service. Revenue growth was led by Japan.
Operating Expenses
Operating expenses for the second quarter of fiscal 2023 increased $884 million, or 7%, compared to the second quarter of fiscal 2022, and increased as a percentage of revenues to 87.7% compared to 86.3% during this period. The increase as a percentage of revenues is primarily due to business optimization costs of $244 million recorded in the second quarter of fiscal 2023.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	February 28, 2023		February 28, 2022		Increase (Decrease)
Operating Expenses	$13,870	87.7%	$12,985	86.3%	$884
Cost of services	10,979	69.4	10,523	69.9	457
Sales and marketing	1,564	9.9	1,415	9.4	149
General and administrative costs	1,082	6.8	1,048	7.0	35
Business optimization costs	244	1.5	—	—	244
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the second quarter of fiscal 2023 increased $457 million, or 4%, over the second quarter of fiscal 2022, and decreased as a percentage of revenues to 69.4% from 69.9% during this period. Gross margin for the second quarter of fiscal 2023 increased as a percentage of revenues to 30.6% over 30.1% during the second quarter of fiscal 2022. The increase in gross margin was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel compared to the same period in fiscal 2022.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2023 increased $149 million, or 11%, over the second quarter of fiscal 2022, and increased as a percentage of revenues to 9.9% over 9.4% during this period due to higher selling and other business development costs.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2023 increased $35 million, or 3%, over the second quarter of fiscal 2022, and decreased as a percentage of revenues to 6.8% from 7.0% during this period.
Business Optimization Costs
During the second quarter of fiscal 2023, we recorded business optimization costs of $244 million, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2023 decreased $117 million, or 6%, from the second quarter of fiscal 2022. Operating margin for the second quarter of fiscal 2023 was 12.3%, compared with 13.7% for the second quarter of fiscal 2022. The business optimization costs decreased operating margin by 150 basis points. Excluding these costs, operating margin for the second quarter of fiscal 2023 increased 10 basis points to 13.8%.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	February 28, 2023		February 28, 2022
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$824	11%	$1,091	15%	$(267)
Europe	574	11	532	11	42
Growth Markets	547	18	439	15	108
Total	$1,945	12.3%	$2,062	13.7%	$(117)

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)

	Three Months Ended
	February 28, 2023				February 28, 2022
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
North America	$824	$177	$1,001	14%	$1,091	15%	$(90)
Europe	574	40	614	12	532	11	82
Growth Markets	547	27	574	18	439	15	135
Total	$1,945	$244	$2,189	13.8%	$2,062	13.7%	$127
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2023 was similar to that disclosed for revenue for each geographic market. In addition, during the second quarter of fiscal 2023 each geographic market’s operating income was unfavorably impacted by business optimization costs. The commentary below provides insight into other factors affecting geographic market performance and operating income for the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022:
•North America operating income decreased as managed services revenue growth was more than offset by higher labor costs, including an increase in selling and other business development costs as a percentage of revenues.
•Europe operating income increased due to revenue growth.
•Growth Markets operating income increased primarily due to higher contract profitability and revenue growth.
Interest Income
Interest income for the second quarter of fiscal 2023 was $50 million, an increase of $43 million over the second quarter of fiscal 2022. The increase was primarily due to higher interest rates.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the second quarter of fiscal 2023, other income (expense), net increased $29 million over the second quarter of fiscal 2022, primarily due to foreign currency exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Income Tax Expense
The effective tax rates for the second quarter of fiscal 2023 and 2022 were 20.4% and 19.2%, respectively. The higher effective tax rate for the second quarter of fiscal 2023 was primarily due to lower tax benefits from share-based payments, partially offset by lower tax expense from changes in the geographic distribution of earnings. The business optimization costs of $244 million and related reduction in tax expense of $52 million did not significantly impact our effective tax rate for the second quarter of fiscal 2023.
Earnings Per Share
Diluted earnings per share were $2.39 for the second quarter of fiscal 2023, compared with $2.54 for the second quarter of fiscal 2022. The $193 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.30 during the second quarter of fiscal 2023. Excluding this impact, diluted earnings per share were $2.69 for the second quarter of fiscal 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
The decrease in diluted earnings per share is due to the following factors:

Earnings Per Share
Q2 FY22 As Reported	$2.54
Higher revenue and operating results	0.16
Lower share count	0.02
Higher non-operating income	0.02
Higher net income attributable to noncontrolling interests	(0.01)
Higher effective tax rate	(0.04)
Q2 FY23 As Adjusted	$2.69
Business optimization costs	(0.30)
Q2 FY23 As Reported	$2.39

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Results of Operations for the Six Months Ended February 28, 2023 Compared to the Six Months Ended February 28, 2022
Revenues by geographic market, industry group and type of work are as follows:

	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Six Months Ended
(in millions of U.S. dollars)	February 28, 2023	February 28, 2022			February 28, 2023	February 28, 2022
Geographic Markets
North America	$15,021	$13,984	7%	8%	48%	47%
Europe	10,372	10,110	3	15	33	34
Growth Markets	6,169	5,918	4	17	20	20
Total	$31,562	$30,012	5%	12%	100%	100%
Industry Groups (1)
Communications, Media & Technology	$5,865	$5,896	(1)%	5%	19%	20%
Financial Services	5,966	5,790	3	11	19	19
Health & Public Service	6,024	5,417	11	15	19	18
Products	9,384	8,991	4	12	30	30
Resources	4,323	3,918	10	18	14	13
Total	$31,562	$30,012	5%	12%	100%	100%
Type of Work
Consulting	$16,723	$16,715	—%	7%	53%	56%
Managed Services (2)	14,839	13,297	12	18	47	44
Total	$31,562	$30,012	5%	12%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.
Revenues
The following revenues commentary discusses local currency revenue changes for the six months ended February 28, 2023 compared to the six months ended February 28, 2022:
Geographic Markets
•North America revenues increased 8% in local currency, led by growth in Public Service, Health and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United States.
•Europe revenues increased 15% in local currency, led by growth in Industrial, Banking & Capital Markets and Public Service. Revenue growth was driven by Germany, Italy, France and the United Kingdom.
•Growth Markets revenues increased 17% in local currency, led by growth in Banking & Capital Markets, Chemicals & Natural Resources and Public Service. Revenue growth was led by Japan.
Operating Expenses
Operating expenses for the six months ended February 28, 2023 increased $1,508 million, or 6%, compared to the six months ended February 28, 2022, and increased as a percentage of revenues to 85.6% compared to 85.0% during this period. The increase as a percentage of revenues is primarily due to business optimization costs of $244 million recorded during the six months ended February 28, 2023.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Operating expenses by category are as follows:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2023		February 28, 2022		Increase (Decrease)
Operating Expenses	$27,024	85.6%	$25,516	85.0%	$1,508
Cost of services	21,541	68.3	20,571	68.5	970
Sales and marketing	3,114	9.9	2,869	9.6	244
General and administrative costs	2,125	6.7	2,076	6.9	50
Business optimization costs	244	0.8	—	—	244
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the six months ended February 28, 2023 increased $970 million, or 5%, over the six months ended February 28, 2022, and decreased as a percentage of revenues to 68.3% from 68.5% during this period. Gross margin for the six months ended February 28, 2023 increased to 31.7% over 31.5% during the six months ended February 28, 2022. The increase in gross margin was due to lower labor costs, including lower subcontractor costs compared to the same period in fiscal 2022.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2023 increased $244 million, or 9%, over the six months ended February 28, 2022, and increased as a percentage of revenues to 9.9% over 9.6% during this period due to higher selling and other business development costs.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2023 increased $50 million, or 2%, over the six months ended February 28, 2022, and decreased as a percentage of revenues to 6.7% from 6.9%.
Business Optimization Costs
During the six months ended February 28, 2023, we recorded business optimization costs of $244 million, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating Income and Operating Margin
Operating income for the six months ended February 28, 2023 increased $42 million, or 1%, over the six months ended February 28, 2022. Operating margin for the six months ended February 28, 2023 was 14.4%, compared with 15.0% for the six months ended February 28, 2022. The business optimization costs decreased operating margin by 80 basis points. Excluding these costs, operating margin for the six months ended February 28, 2023 increased 20 basis points to 15.2%.
Operating income and operating margin for each of the geographic markets are as follows:

	Six Months Ended
	February 28, 2023		February 28, 2022
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$2,134	14%	$2,335	17%	$(202)
Europe	1,264	12	1,276	13	(13)
Growth Markets	1,140	18	884	15	256
Total	$4,538	14.4%	$4,496	15.0%	$42
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)

	Six Months Ended
	February 28, 2023				February 28, 2022
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
North America	$2,134	$177	$2,311	15%	$2,335	17%	$(25)
Europe	1,264	40	1,304	13	1,276	13	28
Growth Markets	1,140	27	1,167	19	884	15	283
Total	$4,538	$244	$4,782	15.2%	$4,496	15.0%	$286
Amounts in table may not total due to rounding.
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 28, 2023 was similar to that disclosed for revenue for each geographic market. In addition, during the six months ended February 28, 2023 each geographic market’s operating income was unfavorably impacted by business optimization costs. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for the six months ended February 28, 2023 compared with the six months ended February 28, 2022:
•North America operating income decreased as revenue growth was more than offset by higher labor costs, including an increase in selling and other business development costs as a percentage of revenues.
•Europe operating income increased due to revenue growth in local currency, partially offset by the negative impact of foreign currency exchange rates.
•Growth Markets operating income increased primarily due to higher contract profitability and revenue growth in local currency, partially offset by the negative impact of foreign currency exchange rates.
Interest Income
Interest income for the six months ended February 28, 2023 was $95 million, an increase of $82 million over the six months ended February 28, 2022. The increase was primarily due to higher interest rates.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the six months ended February 28, 2023, other income (expense), net increased $35 million over the six months ended February 28, 2022, primarily due to foreign currency exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements."
Income Tax Expense
The effective tax rate for both the six months ended February 28, 2023 and 2022 was 22.0%. The business optimization costs of $244 million and related reduction in tax expense of $52 million did not significantly impact our effective tax rate for the six months ended February 28, 2023.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2023 annual effective tax rate to be in the range of 22.5% to 24.5%, and adjusted annual effective tax rate, which excludes the tax impacts of business optimization costs and an anticipated investment gain, to be in the range of 23% to 25%. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Earnings Per Share
Diluted earnings per share were $5.47 for the six months ended February 28, 2023, compared with $5.32 for the six months ended February 28, 2022. The $193 million business optimization costs, net of related taxes, decreased diluted earnings per share by $0.30 during the six months ended February 28, 2023. Excluding this impact, diluted earnings per share were $5.77 for the six months ended February 28, 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share
FY22 As Reported	$5.32
Higher revenue and operating results	0.35
Higher non-operating income	0.06
Lower share count	0.05
Higher net income attributable to noncontrolling interests	(0.01)
FY23 As Adjusted	$5.77
Business optimization costs	(0.30)
FY23 As Reported	$5.47

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Liquidity and Capital Resources
As of February 28, 2023, Cash and cash equivalents was $6.2 billion, compared with $7.9 billion as of August 31, 2022.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2023	February 28, 2022	Change
Net cash provided by (used in):
Operating activities	$2,826	$2,686	$139
Investing activities	(1,260)	(2,185)	925
Financing activities	(3,192)	(3,106)	(86)
Effect of exchange rate changes on cash and cash equivalents	(24)	(97)	73
Net increase (decrease) in cash and cash equivalents	$(1,651)	$(2,702)	$1,051
Amounts in table may not total due to rounding.
Operating activities: The $139 million increase in operating cash flows was primarily due to higher net income as well as higher collections on net client balances (receivables from clients, contract assets and deferred revenues), partially offset by higher spending on certain compensation payments.
Investing activities: The $925 million decrease in cash used was primarily due to lower spending on business acquisitions and purchases of property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $86 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2023, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,708	—
Local guaranteed and non-guaranteed lines of credit	243	—
Total	$4,951	$—
Under the borrowing facilities described above, we had an aggregate of $912 million of letters of credit outstanding as of February 28, 2023. We have a short-term commercial paper financing program backed by our $3 billion syndicated credit facility. As of February 28, 2023, we had no commercial paper outstanding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
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
Our share purchase activity during the six months ended February 28, 2023 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	6,989,255	$1,910	—	$—
Other share purchase programs	—	—	7,935	2
Other purchases (2)	2,305,789	624	—	—
Total	9,295,044	$2,535	7,935	$2
Amounts in table may not total due to rounding.
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the six months ended February 28, 2023, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended February 28, 2023, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2022. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2022, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2022.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	38
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2022 — December 31, 2022	1,395,374	$277.93	1,196,660	$4,569
January 1, 2023 — January 31, 2023	2,419,631	270.25	1,279,329	4,217
February 1, 2023 — February 28, 2023	270,275	280.52	—	4,217
Total (4)	4,085,280	$273.55	2,475,989
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2023, we purchased 2,475,989 Accenture plc Class A ordinary shares under this program for an aggregate price of $680 million. The open-market purchase program does not have an expiration date.
(3)As of February 28, 2023, our aggregate available authorization for share purchases and redemptions was $4,217 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2023, the Board of Directors of Accenture plc has authorized an aggregate of $46.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the second quarter of fiscal 2023, Accenture purchased 1,609,291 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	39
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.2*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of Fiscal 2023 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.7*	Form of Fiscal 2023 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 28, 2023 (Unaudited) and August 31, 2022, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2023 and February 28, 2022, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2023 and February 28, 2022, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 28, 2023 and February 28, 2022, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2023 and February 28, 2022 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	40
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 23, 2023

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)