Form 10-Q
period 2023-05-31
Accenture plc
filed 2023-06-22
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 8, 2023 was 664,311,732 (which number includes 33,516,386 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 8, 2023 was 335,238.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
May 31, 2023 and August 31, 2022

	May 31, 2023	August 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,535,446	$7,889,833
Short-term investments	4,482	3,973
Receivables and contract assets	12,582,660	11,776,775
Other current assets	2,257,485	1,940,290
Total current assets	23,380,073	21,610,871
NON-CURRENT ASSETS:
Contract assets	66,432	46,844
Investments	176,259	317,972
Property and equipment, net	1,534,927	1,659,140
Lease assets	2,743,382	3,018,535
Goodwill	14,461,094	13,133,293
Deferred contract costs	852,188	807,940
Deferred tax assets	4,105,869	4,001,200
Other non-current assets	2,808,051	2,667,595
Total non-current assets	26,748,202	25,652,519
TOTAL ASSETS	$50,128,275	$47,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$10,389	$9,175
Accounts payable	2,388,474	2,559,485
Deferred revenues	5,101,692	4,478,048
Accrued payroll and related benefits	6,632,448	7,611,794
Income taxes payable	688,525	646,471
Lease liabilities	690,584	707,598
Other accrued liabilities	1,580,416	1,510,925
Total current liabilities	17,092,528	17,523,496
NON-CURRENT LIABILITIES:
Long-term debt	43,865	45,893
Deferred revenues	687,098	712,715
Retirement obligation	1,678,405	1,692,152
Deferred tax liabilities	402,984	318,584
Income taxes payable	1,270,733	1,198,139
Lease liabilities	2,351,375	2,563,090
Other non-current liabilities	539,358	462,233
Total non-current liabilities	6,973,818	6,992,806
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2023 and August 31, 2022	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 664,125,473 and 664,561,282 shares issued as of May 31, 2023 and August 31, 2022, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 335,238 and 500,837 shares issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	—	—
Restricted share units	2,030,576	2,091,382
Additional paid-in capital	12,637,709	10,679,180
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2023 and August 31, 2022; Class A ordinary, 33,323,829 and 33,393,703 shares as of May 31, 2023 and August 31, 2022, respectively	(6,127,121)	(6,678,037)
Retained earnings	18,692,118	18,203,842
Accumulated other comprehensive loss	(1,900,923)	(2,190,342)
Total Accenture plc shareholders’ equity	25,332,431	22,106,097
Noncontrolling interests	729,498	640,991
Total shareholders’ equity	26,061,929	22,747,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,128,275	$47,263,390
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Nine Months Ended May 31, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
REVENUES:
Revenues	$16,564,585	$16,158,803	$48,126,545	$46,170,649
OPERATING EXPENSES:
Cost of services	11,035,515	10,844,069	32,576,567	31,415,167
Sales and marketing	1,738,621	1,660,919	4,852,207	4,530,158
General and administrative costs	1,084,288	1,050,697	3,209,539	3,126,332
Business optimization costs	346,873	—	591,263	—
Total operating expenses	14,205,297	13,555,685	41,229,576	39,071,657
OPERATING INCOME	2,359,288	2,603,118	6,896,969	7,098,992
Interest income	81,818	8,727	176,782	22,046
Interest expense	(11,208)	(12,050)	(30,122)	(34,449)
Other income (expense), net	201,783	(8,877)	136,576	(39,089)
Loss on disposition of Russia business	—	(96,294)	—	(96,294)
INCOME BEFORE INCOME TAXES	2,631,681	2,494,624	7,180,205	6,951,206
Income tax expense	583,346	675,308	1,584,887	1,654,631
NET INCOME	2,048,335	1,819,316	5,595,318	5,296,575
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,101)	(1,902)	(5,790)	(5,578)
Net income attributable to noncontrolling interests – other	(36,238)	(31,339)	(90,934)	(78,956)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,009,996	$1,786,075	$5,498,594	$5,212,041
Weighted average Class A ordinary shares:
Basic	631,535,162	632,749,442	630,826,230	632,969,487
Diluted	638,743,434	641,004,741	638,404,751	643,692,440
Earnings per Class A ordinary share:
Basic	$3.18	$2.82	$8.72	$8.23
Diluted	$3.15	$2.79	$8.62	$8.11
Cash dividends per share	$1.12	$0.97	$3.36	$2.91
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended May 31, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
NET INCOME	$2,048,335	$1,819,316	$5,595,318	$5,296,575
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	13,252	(231,311)	210,045	(442,664)
Defined benefit plans	6,722	10,292	104,941	6,865
Cash flow hedges	23,373	(57,642)	(25,567)	(98,850)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	43,347	(278,661)	289,419	(534,649)
Other comprehensive income (loss) attributable to noncontrolling interests	827	(4,456)	6,165	(10,032)
COMPREHENSIVE INCOME	$2,092,509	$1,536,199	$5,890,902	$4,751,894

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,053,343	$1,507,414	$5,788,013	$4,677,392
Comprehensive income attributable to noncontrolling interests	39,166	28,785	102,889	74,502
COMPREHENSIVE INCOME	$2,092,509	$1,536,199	$5,890,902	$4,751,894
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended May 31, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2023	$57	40	$15	662,406	$—	339	$1,636,155	$12,163,671	$(5,593,010)	(31,181)	$17,500,001	$(1,944,270)	$23,762,619	$694,659	$24,457,278
Net income											2,009,996		2,009,996	38,339	2,048,335
Other comprehensive income (loss)												43,347	43,347	827	44,174
Purchases of Class A shares								703	(787,299)	(2,815)			(786,596)	(703)	(787,299)
Share-based compensation expense							406,504	66,191					472,695		472,695
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(4)		(1,638)					(1,638)		(1,638)
Issuances of Class A shares for employee share programs				1,719			(40,094)	406,315	253,188	632	(82,866)		536,543	473	537,016
Dividends							28,011				(735,013)		(707,002)	(740)	(707,742)
Other, net								2,467					2,467	(3,357)	(890)
Balance as of May 31, 2023	$57	40	$15	664,125	$—	335	$2,030,576	$12,637,709	$(6,127,121)	(33,364)	$18,692,118	$(1,900,923)	$25,332,431	$729,498	$26,061,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended May 31, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2022	$57	40	$15	662,417	$—	504	$1,438,596	$10,065,790	$(5,297,349)	(29,035)	$16,028,399	$(1,675,485)	$20,560,023	$596,956	$21,156,979
Net income											1,786,075		1,786,075	33,241	1,819,316
Other comprehensive income (loss)												(278,661)	(278,661)	(4,456)	(283,117)
Purchases of Class A shares								925	(972,171)	(3,102)			(971,246)	(925)	(972,171)
Share-based compensation expense							346,666	60,591					407,257		407,257
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares													—		—
Issuances of Class A shares for employee share programs				1,568			(55,313)	405,704	147,118	569			497,509	465	497,974
Dividends							23,981				(637,116)		(613,135)	(650)	(613,785)
Other, net								1,272					1,272	(2,002)	(730)
Balance as of May 31, 2022	$57	40	$15	663,985	$—	504	$1,753,930	$10,534,282	$(6,122,402)	(31,568)	$17,177,358	$(1,954,146)	$21,389,094	$622,629	$22,011,723
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											5,498,594		5,498,594	96,724	5,595,318
Other comprehensive income (loss)												289,419	289,419	6,165	295,584
Purchases of Class A shares								3,021	(3,321,982)	(12,110)			(3,318,961)	(3,021)	(3,321,982)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,407,869	122,165					1,530,034		1,530,034
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(166)		(3,868)					(3,868)		(3,868)
Issuances of Class A shares for employee share programs				8,392			(1,553,088)	2,006,131	1,277,617	3,352	(387,229)		1,343,431	1,206	1,344,637
Dividends							84,413				(2,203,509)		(2,119,096)	(2,235)	(2,121,331)
Other, net								6,781					6,781	(10,332)	(3,551)
Balance as of May 31, 2023	$57	40	$15	664,125	$—	335	$2,030,576	$12,637,709	$(6,127,121)	(33,364)	$18,692,118	$(1,900,923)	$25,332,431	$729,498	$26,061,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											5,212,041		5,212,041	84,534	5,296,575
Other comprehensive income (loss)												(534,649)	(534,649)	(10,032)	(544,681)
Purchases of Class A shares								3,388	(3,506,617)	(10,119)			(3,503,229)	(3,388)	(3,506,617)
Share-based compensation expense							1,210,825	108,730					1,319,555		1,319,555
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(9)		(4,274)					(4,274)		(4,274)
Issuances of Class A shares for employee share programs				7,394			(1,285,617)	1,795,507	792,706	3,096	(103,889)		1,198,707	1,144	1,199,851
Dividends							77,938				(1,919,542)		(1,841,604)	(1,972)	(1,843,576)
Other, net								13,093					13,093	(15,317)	(2,224)
Balance as of May 31, 2022	$57	40	$15	663,985	$—	504	$1,753,930	$10,534,282	$(6,122,402)	(31,568)	$17,177,358	$(1,954,146)	$21,389,094	$622,629	$22,011,723
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Nine Months Ended May 31, 2023 and 2022
(Unaudited)

	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,595,318	$5,296,575
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,639,804	1,553,311
Share-based compensation expense	1,530,034	1,319,555
Deferred tax expense (benefit)	(136,237)	(27,784)
Other, net	(228,922)	(99,979)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(410,214)	(2,594,564)
Other current and non-current assets	(588,958)	(713,632)
Accounts payable	(242,633)	142,286
Deferred revenues, current and non-current	381,121	585,497
Accrued payroll and related benefits	(1,064,577)	489,743
Income taxes payable, current and non-current	57,745	360,262
Other current and non-current liabilities	(417,601)	(560,251)
Net cash provided by (used in) operating activities	6,114,880	5,751,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(347,878)	(540,947)
Purchases of businesses and investments, net of cash acquired	(1,334,007)	(2,212,388)
Proceeds from the sale of businesses and investments, net of cash transferred	418,113	(108,099)
Other investing, net	8,392	9,397
Net cash provided by (used in) investing activities	(1,255,380)	(2,852,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,344,637	1,199,851
Purchases of shares	(3,325,850)	(3,510,891)
Proceeds from (repayments of) long-term debt, net	(364)	(11,530)
Cash dividends paid	(2,121,331)	(1,843,576)
Other financing, net	(62,117)	(43,468)
Net cash provided by (used in) financing activities	(4,165,025)	(4,209,614)
Effect of exchange rate changes on cash and cash equivalents	(48,862)	(153,974)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	645,613	(1,464,606)
CASH AND CASH EQUIVALENTS, beginning of period	7,889,833	8,168,174
CASH AND CASH EQUIVALENTS, end of period	$8,535,446	$6,703,568
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,774,337	$1,264,631
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2023.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of May 31, 2023 and August 31, 2022, the total allowance for credit losses recorded for client receivables and contract assets was $26,770 and $25,786, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	May 31, 2023	August 31, 2022
Equity method investments	$22,816	$164,164
Investments without readily determinable fair values	153,443	153,808
Total non-current investments	$176,259	$317,972
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net.
As of August 31, 2022, our equity method investments consisted primarily of an investment in Duck Creek Technologies. On March 30, 2023, Duck Creek Technologies was acquired by Vista Equity Partners for $19.00 per share. As part of this transaction, we received proceeds of $400,355 and recorded a gain of $252,920 in Other income (expense), net during the third quarter of fiscal 2023.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

Depreciation and Amortization
As of May 31, 2023 and August 31, 2022, total accumulated depreciation was $2,766,344 and $2,490,187, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and nine months ended May 31, 2023 and 2022, respectively.

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Depreciation	$165,053	$150,272	$446,844	$438,937
Amortization - Deferred transition	91,480	68,420	247,080	203,957
Amortization - Intangible assets	101,814	109,855	331,095	328,228
Operating lease cost	240,601	193,209	605,329	576,320
Other	2,151	2,430	9,456	5,869
Total depreciation, amortization and other	$601,099	$524,186	$1,639,804	$1,553,311
Business Optimization
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We recorded $346,873 and $591,263 of business optimization costs during the three and nine months ended May 31, 2023, respectively, primarily for employee severance. Total business optimization costs by reportable operating segment are as follows:

	Three Months Ended	Nine Months Ended
	May 31, 2023	May 31, 2023
North America	$96,349	$273,329
Europe	166,463	206,840
Growth Markets	84,061	111,094
Total business optimization costs	$346,873	$591,263
We continue to expect to record total business optimization costs of approximately $1.5 billion related to these actions, with approximately $800 million in fiscal 2023 and $700 million in fiscal 2024. This consists of approximately $1.2 billion of employee severance and other personnel costs and $300 million of costs related to the consolidation of office space. The actual amount and timing of severance and other personnel costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		13

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $26 billion and $24 billion as of May 31, 2023 and August 31, 2022, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 37% of our remaining performance obligations as of May 31, 2023 as revenue in fiscal 2023, an additional 35% in fiscal 2024, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2023 and 2022.
Contract Balances
Deferred transition revenues were $687,098 and $712,715 as of May 31, 2023 and August 31, 2022, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $852,188 and $807,940 as of May 31, 2023 and August 31, 2022, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of May 31, 2023	As of August 31, 2022
Receivables	$11,005,863	$10,484,211
Contract assets (current)	1,576,797	1,292,564
Receivables and contract assets, net of allowance (current)	12,582,660	11,776,775
Contract assets (non-current)	66,432	46,844
Deferred revenues (current)	5,101,692	4,478,048
Deferred revenues (non-current)	687,098	712,715
Changes in the contract asset and liability balances during the nine months ended May 31, 2023 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2023 that were included in Deferred revenues as of February 28, 2023 and August 31, 2022 were $2.7 billion and $3.7 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2022 that were included in Deferred revenues as of February 28, 2022 and August 31, 2021 were $2.5 billion and $3.5 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Basic earnings per share
Net income attributable to Accenture plc	$2,009,996	$1,786,075	$5,498,594	$5,212,041
Basic weighted average Class A ordinary shares	631,535,162	632,749,442	630,826,230	632,969,487
Basic earnings per share	$3.18	$2.82	$8.72	$8.23
Diluted earnings per share
Net income attributable to Accenture plc	$2,009,996	$1,786,075	$5,498,594	$5,212,041
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,101	1,902	5,790	5,578
Net income for diluted earnings per share calculation	$2,012,097	$1,787,977	$5,504,384	$5,217,619
Basic weighted average Class A ordinary shares	631,535,162	632,749,442	630,826,230	632,969,487
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	660,083	673,775	664,324	677,363
Diluted effect of employee compensation related to Class A ordinary shares	6,505,805	7,513,927	6,830,076	9,834,622
Diluted effect of share purchase plans related to Class A ordinary shares	42,384	67,597	84,121	210,968
Diluted weighted average Class A ordinary shares	638,743,434	641,004,741	638,404,751	643,692,440
Diluted earnings per share	$3.15	$2.79	$8.62	$8.11
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Foreign currency translation
Beginning balance	$(1,655,527)	$(1,186,417)	$(1,852,320)	$(975,064)
Foreign currency translation	12,897	(235,827)	217,607	(455,075)
Income tax benefit (expense)	1,152	110	(1,479)	2,477
Portion attributable to noncontrolling interests	(797)	4,406	(6,083)	9,934
Foreign currency translation, net of tax	13,252	(231,311)	210,045	(442,664)
Ending balance	(1,642,275)	(1,417,728)	(1,642,275)	(1,417,728)

Defined benefit plans
Beginning balance	(250,552)	(563,385)	(348,771)	(559,958)
Reclassifications into net periodic pension and post-retirement expense	8,712	12,579	143,602	7,881
Income tax benefit (expense)	(1,984)	(2,276)	(38,552)	(1,009)
Portion attributable to noncontrolling interests	(6)	(11)	(109)	(7)
Defined benefit plans, net of tax	6,722	10,292	104,941	6,865
Ending balance	(243,830)	(553,093)	(243,830)	(553,093)

Cash flow hedges
Beginning balance	(38,191)	74,317	10,749	115,525
Unrealized gain (loss)	25,722	(37,978)	(66,994)	(31,924)
Reclassification adjustments into Cost of services	4,115	(27,449)	24,721	(78,142)
Income tax benefit (expense)	(6,440)	7,724	16,679	11,111
Portion attributable to noncontrolling interests	(24)	61	27	105
Cash flow hedges, net of tax	23,373	(57,642)	(25,567)	(98,850)
Ending balance (1)	(14,818)	16,675	(14,818)	16,675

Accumulated other comprehensive loss	$(1,900,923)	$(1,954,146)	$(1,900,923)	$(1,954,146)
(1)As of May 31, 2023, $1,761 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the nine months ended May 31, 2023, we completed individually immaterial acquisitions for total consideration of $1,315,925, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2022	Additions/ Adjustments	Foreign Currency Translation	May 31, 2023
North America	$7,744,582	$293,229	$(16,741)	$8,021,070
Europe	4,134,091	452,915	269,623	4,856,629
Growth Markets	1,254,620	366,380	(37,605)	1,583,395
Total	$13,133,293	$1,112,524	$215,277	$14,461,094
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2022			May 31, 2023
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,498,001	$(842,056)	$1,655,945	$2,667,461	$(969,779)	$1,697,682
Technology	283,251	(96,782)	186,469	287,727	(127,137)	160,590
Patents	126,950	(70,745)	56,205	124,293	(69,930)	54,363
Other	62,875	(30,686)	32,189	66,919	(40,471)	26,448
Total	$2,971,077	$(1,040,269)	$1,930,808	$3,146,400	$(1,207,317)	$1,939,083
Total amortization related to our intangible assets was $101,814 and $331,095 for the three and nine months ended May 31, 2023, respectively. Total amortization related to our intangible assets was $109,855 and $328,228 for the three and nine months ended May 31, 2022, respectively. Estimated future amortization related to intangible assets held as of May 31, 2023 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2023	$107,772
2024	394,822
2025	361,876
2026	312,945
2027	250,085
Thereafter	511,583
Total	$1,939,083

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Cancellation of Treasury Shares
During the nine months ended May 31, 2023, we cancelled 8,828,496 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $2,595,281. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during the nine months ended May 31, 2023 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2022	$1.12	October 13, 2022	$704,938	October 11, 2022	$629	$705,567
February 15, 2023	1.12	January 12, 2023	707,156	January 10, 2023	866	708,022
May 15, 2023	1.12	April 13, 2023	707,002	April 11, 2023	740	707,742
Total Dividends			$2,119,096		$2,235	$2,121,331
The payment of cash dividends includes the net effect of $84,413 of additional restricted stock units being issued as a part of our share plans, which resulted in 297,073 restricted share units being issued.
Subsequent Event
On June 21, 2023, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.12 per share on our Class A ordinary shares for shareholders of record at the close of business on July 13, 2023 payable on August 15, 2023.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2023 and 2022, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $72,091 and $94,351 for the three and nine months ended May 31, 2023, respectively, and net losses of $31,285 and $67,812 for the three and nine months ended May 31, 2022, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	May 31, 2023	August 31, 2022
Assets
Cash Flow Hedges
Other current assets	$56,648	$89,867
Other non-current assets	39,624	69,209
Other Derivatives
Other current assets	6,986	8,657
Total assets	$103,258	$167,733
Liabilities
Cash Flow Hedges
Other accrued liabilities	$54,887	$61,156
Other non-current liabilities	25,743	42,537
Other Derivatives
Other accrued liabilities	90,903	83,792
Total liabilities	$171,533	$187,485
Total fair value	$(68,275)	$(19,752)
Total notional value	$13,373,535	$11,095,604
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

	May 31, 2023	August 31, 2022
Net derivative assets	$46,349	$140,073
Net derivative liabilities	114,624	159,825
Total fair value	$(68,275)	$(19,752)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2023 and 2022 were 22.2% and 27.1%, respectively. The lower effective tax rate for the three months ended May 31, 2023 was primarily due to lower tax expense from changes in the geographic distribution of earnings, the tax impact from an investment gain and higher benefits from adjustments to prior year tax liabilities. Our effective tax rates for the nine months ended May 31, 2023 and 2022 were 22.1% and 23.8%, respectively. The lower effective tax rate for the nine months ended May 31, 2023 was primarily due to lower tax expense from changes in the geographic distribution of earnings, higher benefits from adjustments to prior year tax liabilities and the tax impact from an investment gain, partially offset by lower tax benefits from share-based payments.
10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2023 and August 31, 2022, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,750,000 and $1,349,000, respectively, of which all but approximately $51,000 and $49,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of May 31, 2023 and August 31, 2022, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,239,648 and $1,116,298, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of May 31, 2023, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On October 27, 2020, the court issued an order largely denying Accenture’s motion to dismiss the claims against us. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we are appealing. Oral argument on the appeal was held on May 3, 2023. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.

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

11. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, Europe and Growth Markets. Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Geographic Markets
North America	$7,720,903	$7,613,629	$22,741,597	$21,597,880
Europe	5,615,466	5,350,360	15,987,685	15,460,313
Growth Markets	3,228,216	3,194,814	9,397,263	9,112,456
Total Revenues	$16,564,585	$16,158,803	$48,126,545	$46,170,649
Industry Groups (1)
Communications, Media & Technology	$2,880,187	$3,222,525	$8,745,192	$9,118,790
Financial Services	3,138,181	3,079,418	9,104,444	8,869,296
Health & Public Service	3,266,347	2,917,028	9,289,961	8,333,915
Products	4,968,399	4,806,180	14,352,759	13,797,044
Resources	2,311,471	2,133,652	6,634,189	6,051,604
Total Revenues	$16,564,585	$16,158,803	$48,126,545	$46,170,649
Type of Work
Consulting	$8,693,030	$9,032,484	$25,416,160	$25,747,095
Managed Services (2)	7,871,555	7,126,319	22,710,385	20,423,554
Total Revenues	$16,564,585	$16,158,803	$48,126,545	$46,170,649
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.

	Operating Income
	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Geographic Markets
North America	$1,241,245	$1,379,828	$3,374,986	$3,715,155
Europe	631,547	693,512	1,895,180	1,969,997
Growth Markets	486,496	529,778	1,626,803	1,413,840
Total Operating Income	$2,359,288	$2,603,118	$6,896,969	$7,098,992

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
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
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. There continues to be significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business. These conditions have slowed the pace and level of client spending for smaller contracts with a shorter duration, especially for our consulting services. From an industry perspective, we are also experiencing reduced demand particularly in our Communications, Media & Technology industry group.
Key Metrics
Key metrics for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 are included below. We have presented operating margin and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $347 million in business optimization costs and, with respect to diluted earnings per share, the impact of a $253 million investment gain recorded during the third quarter of fiscal 2023. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
•Revenues of $16.6 billion, representing 3% growth in U.S. dollars and 5% growth in local currency;
•New bookings of $17.2 billion, an increase of 2% in U.S. dollars and 4% in local currency;
•Operating margin of 14.2%, compared to 16.1% in the third quarter of fiscal 2022; adjusted operating margin expanded 20 basis points to 16.3%;
•Diluted earnings per share of $3.15, compared to $2.79 in the third quarter of fiscal 2022; adjusted earnings per share increased 14% to $3.19; and
•Cash returned to shareholders of $1.5 billion, including share purchases of $789 million and dividends of $708 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. Dollars)		May 31, 2023	May 31, 2022

Geographic Markets	North America	$7.7	$7.6	1%	2%
	Europe	5.6	5.4	5	7
	Growth Markets	3.2	3.2	1	9
	Total Revenues	$16.6	$16.2	3%	5%

Industry Groups (1)	Communications, Media & Technology	$2.9	$3.2	(11)%	(8)%
	Financial Services	3.1	3.1	2	5
	Health & Public Service	3.3	2.9	12	14
	Products	5.0	4.8	3	6
	Resources	2.3	2.1	8	12
	Total Revenues	$16.6	$16.2	3%	5%

Type of Work	Consulting	$8.7	$9.0	(4)%	(1)%
	Managed Services (2)	7.9	7.1	10	13
	Total Revenues	$16.6	$16.2	3%	5%

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
Revenues for the third quarter of fiscal 2023 increased 3% in U.S. dollars and 5% in local currency compared to the third quarter of fiscal 2022. Revenues for the nine months ended May 31, 2023 increased 4% in U.S. dollars and 10% in local currency compared to the nine months ended May 31, 2022. During the third quarter of fiscal 2023, revenue growth in local currency was strong in Growth Markets and Europe and modest in North America. We experienced local currency revenue growth that was very strong in Health & Public Service and Resources, strong in Products and solid in Financial Services, partially offset by a decline in Communications, Media & Technology. Revenue growth in local currency was very strong in managed services, partially offset by a slight decline in consulting during the third quarter of fiscal 2023. In the third quarter of fiscal 2023, pricing, which we define as the contract profitability or margin on the work that we sell, was lower in some areas of our business.
In our consulting business, revenues for the third quarter of fiscal 2023 decreased 4% in U.S. dollars and 1% in local currency compared to the third quarter of fiscal 2022. Consulting revenues for the nine months ended May 31, 2023 decreased 1% in U.S. dollars and increased 4% in local currency compared to the nine months ended May 31, 2022. The decline in consulting revenue in local currency for the third quarter of fiscal 2023 was driven by a modest decline in North America, partially offset by modest growth in Growth Markets, while Europe was flat. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, especially for smaller contracts with a shorter duration.
In our managed services business, revenues for the third quarter of fiscal 2023 increased 10% in U.S. dollars and 13% in local currency compared to the third quarter of fiscal 2022. Managed services revenues for the nine months ended May 31, 2023 increased 11% in U.S. dollars and 16% in local currency compared to the nine months ended May 31, 2022. Managed services revenue in local currency for the third quarter of fiscal 2023 was driven by very strong growth in Growth Markets and Europe and strong growth in North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and managed security services. In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and nine months ended May 31, 2023 compared to the three and nine months ended May 31, 2022, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2.5% and 5.5% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2023, we estimate that our full fiscal 2023 revenue growth in U.S. dollars will be approximately 4% lower than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	732,000	13%
consistent with the third quarter of fiscal 2022	compared to approximately 710,000 as of May 31, 2022	compared to 20% in the third quarter of fiscal 2022

Utilization for the third quarter of fiscal 2023 was 91%, consistent with the third quarter of fiscal 2022. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 732,000 as of May 31, 2023, compared to approximately 710,000 as of May 31, 2022. The year-over-year increase in our workforce reflects people added in connection with acquisitions and hiring for specific skills.
For the third quarter of fiscal 2023, annualized attrition, excluding involuntary terminations, was 13%, down from 20% in the third quarter of fiscal 2022. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our people, compensation increases became effective December 1st of fiscal 2023. Given the overall inflationary environment, compensation has increased faster than in prior years. We strive to adjust pricing as well as drive cost and delivery efficiencies, such as changing the mix of people and utilizing technology, to reduce the impact of compensation increases on our margin and contract profitability.
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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the third quarter of fiscal 2023 was 33.4%, compared with 32.9% for the third quarter of fiscal 2022. Gross margin for the nine months ended May 31, 2023 was 32.3% compared with 32.0% for the nine months ended May 31, 2022. The increase in gross margin for the third quarter of fiscal 2023 and nine months ended May 31, 2023 was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel.
Sales and marketing and General and administrative costs as a percentage of revenues were 17.0% for the third quarter of fiscal 2023 and 16.8% for the nine months ended May 31, 2023, compared with 16.8% for the third quarter of fiscal 2022 and 16.6% for the nine months ended May 31, 2022. For the third quarter of fiscal 2023 and nine months ended May 31, 2023, compared to the same period in fiscal 2022, Sales and marketing costs increased 20 and 30 basis points, respectively, due to higher selling and other business development costs as a percentage of revenues. For the third quarter of fiscal 2023 and nine months ended May 31, 2023, compared to the same period in fiscal 2022, General and administrative costs were flat and decreased 10 basis points, respectively, as a percentage of revenues.
During the three and nine months ended May 31, 2023, we recorded $347 million and $591 million in business optimization costs, respectively, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating margin (Operating income as a percentage of Revenues) for the third quarter of fiscal 2023 was 14.2%, compared with 16.1% for the third quarter of fiscal 2022. Operating margin for the nine months ended May 31, 2023 was 14.3%, compared with 15.4% for the nine months ended May 31, 2022. The business optimization costs recorded during the three and nine months ended May 31, 2023 reduced operating margin by 210 and 130 basis points, respectively. Excluding these costs, operating margin for both the three and nine months ended May 31, 2023 increased 20 basis points to 16.3% and 15.6%, respectively.
Other Income (Expense), net
During the three and nine months ended May 31, 2023, we recorded a gain of $253 million related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Effective Tax Rate
The effective tax rates for the third quarter of fiscal 2023 and 2022 were 22.2% and 27.1%, respectively. The effective tax rates for the nine months ended May 31, 2023 and 2022 were 22.1% and 23.8%, respectively. Absent the business optimization costs of $347 million and $591 million and related reduction in tax expense of $80 million and $132 million, as well as an investment gain of $253 million and related tax expense of $9 million, our effective tax rates for the three and nine months ended May 31, 2023 were 24.0% and 22.7%, respectively.
Earnings Per Share
Diluted earnings per share were $3.15 for the third quarter of fiscal 2023, compared with $2.79 for the third quarter of fiscal 2022. Diluted earnings per share were $8.62 for the nine months ended May 31, 2023, compared with $8.11 for the nine months ended May 31, 2022. The $267 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.42 and the $244 million investment gain, net of related taxes, increased diluted earnings per share by $0.38 for the third quarter of fiscal 2023. Excluding these impacts, diluted earnings per share were $3.19 for the third quarter of fiscal 2023. The $459 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.72 and the $244

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
million investment gain, net of related taxes, increased diluted earnings per share by $0.38 for the nine months ended May 31, 2023. Excluding these impacts, diluted earnings per share were $8.96 for the nine months ended May 31, 2023.
Non-GAAP Financial Measures
For fiscal 2023, we have presented effective tax rates and diluted earnings per share excluding the business optimization costs and investment gain, as well as operating income and operating margin excluding the business optimization costs, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	May 31, 2023	May 31, 2022
Consulting	$8.9	$9.1	(2)%	1%
Managed Services (1)	8.3	7.8	6	9
Total New Bookings	$17.2	$17.0	2%	4%
Amounts in table may not total due to rounding.
(1)Previously referred to as our outsourcing business.

	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	May 31, 2023	May 31, 2022
Consulting	$27.7	$29.4	(6)%	(1)%
Managed Services (1)	27.9	23.9	17	22
Total New Bookings	$55.6	$53.3	4%	10%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Results of Operations for the Three Months Ended May 31, 2023 Compared to the Three Months Ended May 31, 2022
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	May 31, 2023	May 31, 2022			May 31, 2023	May 31, 2022
Geographic Markets
North America	$7,721	$7,614	1%	2%	47%	47%
Europe	5,615	5,350	5	7	34	33
Growth Markets	3,228	3,195	1	9	19	20
Total	$16,565	$16,159	3%	5%	100%	100%
Industry Groups (1)
Communications, Media & Technology	$2,880	$3,223	(11)%	(8)%	17%	20%
Financial Services	3,138	3,079	2	5	19	19
Health & Public Service	3,266	2,917	12	14	20	18
Products	4,968	4,806	3	6	30	30
Resources	2,311	2,134	8	12	14	13
Total	$16,565	$16,159	3%	5%	100%	100%
Type of Work
Consulting	$8,693	$9,032	(4)%	(1)%	52%	56%
Managed Services (2)	7,872	7,126	10	13	48	44
Total	$16,565	$16,159	3%	5%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.
Revenues
The following revenues commentary discusses local currency revenue changes for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022:
Geographic Markets
•North America revenues increased 2% in local currency, led by growth in Public Service for our U.S. federal business, Health and Utilities. These increases were partially offset by declines in Communications & Media, High Tech, Software & Platforms and Banking & Capital Markets. Revenue growth was driven by the United States.
•Europe revenues increased 7% in local currency, led by growth in Banking & Capital Markets, Industrial and Public Service. Revenue growth was driven by Italy, Germany and France.
•Growth Markets revenues increased 9% in local currency, led by growth in Public Service, Chemicals & Natural Resources and Banking & Capital Markets. Revenue growth was led by Japan.
Operating Expenses
Operating expenses for the third quarter of fiscal 2023 increased $650 million, or 5%, compared to the third quarter of fiscal 2022, and increased as a percentage of revenues to 85.8% compared to 83.9% during this period. The increase as a percentage of revenues is primarily due to business optimization costs of $347 million recorded during the third quarter of fiscal 2023.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	May 31, 2023		May 31, 2022		Increase (Decrease)
Operating Expenses	$14,205	85.8%	$13,556	83.9%	$650
Cost of services	11,036	66.6	10,844	67.1	191
Sales and marketing	1,739	10.5	1,661	10.3	78
General and administrative costs	1,084	6.5	1,051	6.5	34
Business optimization costs	347	2.1	—	—	347
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the third quarter of fiscal 2023 increased $191 million, or 2%, over the third quarter of fiscal 2022, and decreased as a percentage of revenues to 66.6% from 67.1% during this period. Gross margin for the third quarter of fiscal 2023 increased as a percentage of revenues to 33.4% over 32.9% during the third quarter of fiscal 2022. The increase in gross margin was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel compared to the same period in fiscal 2022.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2023 increased $78 million, or 5%, over the third quarter of fiscal 2022, and increased as a percentage of revenues to 10.5% over 10.3% during this period due to higher selling and other business development costs.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2023 increased $34 million, or 3%, over the third quarter of fiscal 2022, and remained flat as a percentage of revenues at 6.5% during this period.
Business Optimization Costs
During the third quarter of fiscal 2023, we recorded business optimization costs of $347 million, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2023 decreased $244 million, or 9%, from the third quarter of fiscal 2022. Operating margin for the third quarter of fiscal 2023 was 14.2%, compared with 16.1% for the third quarter of fiscal 2022. The business optimization costs reduced operating margin by 210 basis points. Excluding these costs, operating margin for the third quarter of fiscal 2023 increased 20 basis points to 16.3%.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	May 31, 2023		May 31, 2022
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,241	16%	$1,380	18%	$(139)
Europe	632	11	694	13	(62)
Growth Markets	486	15	530	17	(43)
Total	$2,359	14.2%	$2,603	16.1%	$(244)
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)

	Three Months Ended
	May 31, 2023				May 31, 2022
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
North America	$1,241	$96	$1,338	17%	$1,380	18%	$(42)
Europe	632	166	798	14	694	13	104
Growth Markets	486	84	571	18	530	17	41
Total	$2,359	$347	$2,706	16.3%	$2,603	16.1%	$103
Amounts in table may not total due to rounding.
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the third quarter of fiscal 2023 was similar to that disclosed for revenue for each geographic market. In addition, during the third quarter of fiscal 2023 each geographic market’s operating income was unfavorably impacted by business optimization costs. The commentary below provides insight into other factors affecting geographic market performance and operating income for the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022:
•North America operating income decreased as revenue growth was more than offset by lower consulting contract profitability as well as higher selling and other business development costs as a percentage of revenues.
•Europe operating income increased primarily due to revenue growth.
•Growth Markets operating income increased primarily due to revenue growth, partially offset by an increase in selling and other business development costs as a percentage of revenues.
Interest Income
Interest income for the third quarter of fiscal 2023 was $82 million, an increase of $73 million over the third quarter of fiscal 2022. The increase was primarily due to higher interest rates.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the third quarter of fiscal 2023, other income (expense), net increased $211 million over the third quarter of fiscal 2022, primarily due to higher gains on investments. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Loss on Disposition of Russia Business
We recorded a loss from the disposal of our business in Russia of $96 million during the third quarter of fiscal 2022.
Income Tax Expense
The effective tax rates for the third quarter of fiscal 2023 and 2022 were 22.2% and 27.1%, respectively. Absent the business optimization costs of $347 million and related reduction in tax expense of $80 million, and the investment gain of $253 million and related tax expense of $9 million, our effective tax rate was 24.0% for the three months ended May 31, 2023. The lower effective tax rate for the third quarter of fiscal 2023 was primarily due to lower tax expense from changes in the geographic distribution of earnings and higher benefits from adjustments to prior year tax liabilities.
Earnings Per Share
Diluted earnings per share were $3.15 for the third quarter of fiscal 2023, compared with $2.79 for the third quarter of fiscal 2022. The $267 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.42 and the $244 million investment gain, net of related taxes, increased diluted earnings per share by $0.38 for the third quarter of fiscal 2023. Excluding these impacts, diluted earnings per share were $3.19 for the third quarter of fiscal 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
The increase in diluted earnings per share was due to the following factors:

Earnings Per Share
Q3 FY22 As Reported	$2.79
Higher revenue and operating results	0.12
Loss on disposition of Russia business recorded in fiscal 2022	0.15
Lower effective tax rate (excluding loss on disposition of Russia business)	0.09
Higher non-operating income (excluding loss on disposition of Russia business)	0.04
Lower share count	0.01
Higher net income attributable to noncontrolling interests	(0.01)
Q3 FY23 As Adjusted	$3.19
Gain on an investment, net of tax	0.38
Business optimization costs	(0.42)
Q3 FY23 As Reported	$3.15

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Results of Operations for the Nine Months Ended May 31, 2023 Compared to the Nine Months Ended May 31, 2022
Revenues by geographic market, industry group and type of work are as follows:

	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Nine Months Ended
(in millions of U.S. dollars)	May 31, 2023	May 31, 2022			May 31, 2023	May 31, 2022
Geographic Markets
North America	$22,742	$21,598	5%	6%	47%	47%
Europe	15,988	15,460	3	12	33	33
Growth Markets	9,397	9,112	3	14	20	20
Total	$48,127	$46,171	4%	10%	100%	100%
Industry Groups (1)
Communications, Media & Technology	$8,745	$9,119	(4)%	1%	18%	20%
Financial Services	9,104	8,869	3	9	19	19
Health & Public Service	9,290	8,334	11	15	19	18
Products	14,353	13,797	4	10	30	30
Resources	6,634	6,052	10	16	14	13
Total	$48,127	$46,171	4%	10%	100%	100%
Type of Work
Consulting	$25,416	$25,747	(1)%	4%	53%	56%
Managed Services (2)	22,710	20,424	11	16	47	44
Total	$48,127	$46,171	4%	10%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.
Revenues
The following revenues commentary discusses local currency revenue changes for the nine months ended May 31, 2023 compared to the nine months ended May 31, 2022:
Geographic Markets
•North America revenues increased 6% in local currency, led by growth in Public Service for our U.S. federal business, Health and Utilities. These increases were partially offset by a decline in Communications & Media. Revenue growth was driven by the United States.
•Europe revenues increased 12% in local currency, led by growth in Industrial, Banking & Capital Markets and Public Service. Revenue growth was driven by Germany, Italy and France.
•Growth Markets revenues increased 14% in local currency, led by growth in Banking & Capital Markets, Public Service and Chemicals & Natural Resources. Revenue growth was led by Japan.
Operating Expenses
Operating expenses for the nine months ended May 31, 2023 increased $2,158 million, or 6%, compared to the nine months ended May 31, 2022, and increased as a percentage of revenues to 85.7% compared to 84.6% during this period. The increase as a percentage of revenues is primarily due to business optimization costs of $591 million recorded during the nine months ended May 31, 2023.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Operating expenses by category are as follows:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2023		May 31, 2022		Increase (Decrease)
Operating Expenses	$41,230	85.7%	$39,072	84.6%	$2,158
Cost of services	32,577	67.7	31,415	68.0	1,161
Sales and marketing	4,852	10.1	4,530	9.8	322
General and administrative costs	3,210	6.7	3,126	6.8	83
Business optimization costs	591	1.2	—	—	591
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the nine months ended May 31, 2023 increased $1,161 million, or 4%, over the nine months ended May 31, 2022, and decreased as a percentage of revenues to 67.7% from 68.0% during this period. Gross margin for the nine months ended May 31, 2023 increased to 32.3% over 32.0% during the nine months ended May 31, 2022. The increase in gross margin was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel compared to the same period in fiscal 2022.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2023 increased $322 million, or 7%, over the nine months ended May 31, 2022, and increased as a percentage of revenues to 10.1% over 9.8% during this period due to higher selling and other business development costs.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2023 increased $83 million, or 3%, over the nine months ended May 31, 2022, and decreased as a percentage of revenues to 6.7% from 6.8% during this period.
Business Optimization Costs
During the nine months ended May 31, 2023, we recorded business optimization costs of $591 million, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2023 decreased $202 million, or 3%, compared with the nine months ended May 31, 2022. Operating margin for the nine months ended May 31, 2023 was 14.3%, compared with 15.4% for the nine months ended May 31, 2022. The business optimization costs reduced operating margin by 130 basis points. Excluding these costs, operating margin for the nine months ended May 31, 2023 increased 20 basis points to 15.6%.
Operating income and operating margin for each of the geographic markets are as follows:

	Nine Months Ended
	May 31, 2023		May 31, 2022
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$3,375	15%	$3,715	17%	$(340)
Europe	1,895	12	1,970	13	(75)
Growth Markets	1,627	17	1,414	16	213
Total	$6,897	14.3%	$7,099	15.4%	$(202)

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)

	Nine Months Ended
	May 31, 2023				May 31, 2022
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
North America	$3,375	$273	$3,648	16%	$3,715	17%	$(67)
Europe	1,895	207	2,102	13	1,970	13	132
Growth Markets	1,627	111	1,738	18	1,414	16	324
Total	$6,897	$591	$7,488	15.6%	$7,099	15.4%	$389
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the nine months ended May 31, 2023 was similar to that disclosed for revenue for each geographic market. In addition, during the nine months ended May 31, 2023 each geographic market’s operating income was unfavorably impacted by business optimization costs. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for the nine months ended May 31, 2023 compared with the nine months ended May 31, 2022:
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
Interest Income
Interest income for the nine months ended May 31, 2023 was $177 million, an increase of $155 million over the nine months ended May 31, 2022. The increase was primarily due to higher interest rates.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the nine months ended May 31, 2023, other income (expense), net increased $176 million over the nine months ended May 31, 2022, primarily due to higher gains on investments, partially offset by foreign currency exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements."
Loss on Disposition of Russia Business
We recorded a loss from the disposal of our business in Russia of $96 million during the nine months ended May 31, 2022.
Income Tax Expense
The effective tax rates for the nine months ended May 31, 2023 and 2022 were 22.1% and 23.8%, respectively. Absent the business optimization costs of $591 million and related reduction in tax expense of $132 million, and the investment gain of $253 million and related tax expense of $9 million, our effective tax rate was 22.7% for the nine months ended May 31, 2023. The lower effective tax rate for the nine months ended May 31, 2023 was primarily due to lower tax expense from changes in the geographic distribution of earnings and higher benefits from adjustments to prior year tax liabilities, partially offset by lower tax benefits from share-based payments.
Earnings Per Share
Diluted earnings per share were $8.62 for the nine months ended May 31, 2023, compared with $8.11 for the nine months ended May 31, 2022. The $459 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.72 and the $244 million investment gain, net of related taxes, increased diluted earnings per share by $0.38 for the nine months ended May 31, 2023. Excluding these impacts, diluted earnings per share were $8.96 for the nine months ended May 31, 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
The increase in diluted earnings per share was due to the following factors:

Earnings Per Share
FY22 As Reported	$8.11
Higher revenue and operating results	0.46
Loss on disposition of Russia business recorded in fiscal 2022	0.15
Higher non-operating income (excluding loss on disposition of Russia business)	0.10
Lower effective tax rate (excluding loss on disposition of Russia business)	0.09
Lower share count	0.07
Higher net income attributable to noncontrolling interests	(0.02)
FY23 As Adjusted	$8.96
Gain on an investment, net of tax	0.38
Business optimization costs	(0.72)
FY23 As Reported	$8.62

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Liquidity and Capital Resources
As of May 31, 2023, Cash and cash equivalents was $8.5 billion, compared with $7.9 billion as of August 31, 2022.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2023	May 31, 2022	Change
Net cash provided by (used in):
Operating activities	$6,115	$5,751	$364
Investing activities	(1,255)	(2,852)	1,597
Financing activities	(4,165)	(4,210)	45
Effect of exchange rate changes on cash and cash equivalents	(49)	(154)	105
Net increase (decrease) in cash and cash equivalents	$646	$(1,465)	$2,110
Amounts in table may not total due to rounding.
Operating activities: The $364 million increase in operating cash flows was primarily due to higher net income as well as higher collections on net client balances (receivables from clients, contract assets and deferred revenues), partially offset by higher spending on certain compensation payments.
Investing activities: The $1,597 million decrease in cash used was primarily due to lower spending on business acquisitions and higher proceeds from the sale of businesses and investments. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $45 million decrease in cash used was primarily due to a decrease in the net purchases of shares as well as an increase in net proceeds from share issuances, partially offset by an increase in cash dividends paid. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of May 31, 2023, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

(in millions of U.S. dollars)	Facility Amount	Borrowings Under Facilities
Syndicated loan facility	$3,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,755	—
Local guaranteed and non-guaranteed lines of credit	246	—
Total	$5,001	$—
Under the borrowing facilities described above, we had an aggregate of $1,028 million of letters of credit outstanding as of May 31, 2023. We have a short-term commercial paper financing program backed by our $3 billion syndicated credit facility. As of May 31, 2023, we had no commercial paper outstanding.

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
Our share purchase activity during the nine months ended May 31, 2023 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	9,623,466	$2,647	—	$—
Other share purchase programs	—	—	13,935	4
Other purchases (2)	2,486,767	675	—	—
Total	12,110,233	$3,322	13,935	$4
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the nine months ended May 31, 2023, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended May 31, 2023, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2022. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2022, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2022.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2023 — March 31, 2023	266,578	$276.04	242,375	$4,149
April 1, 2023 — April 30, 2023	992,346	278.92	975,270	3,877
May 1, 2023 — May 31, 2023	1,556,265	280.75	1,416,566	3,478
Total (4)	2,815,189	$279.66	2,634,211
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2023, we purchased 2,634,211 Accenture plc Class A ordinary shares under this program for an aggregate price of $737 million. The open-market purchase program does not have an expiration date.
(3)As of May 31, 2023, our aggregate available authorization for share purchases and redemptions was $3,478 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2023, the Board of Directors of Accenture plc has authorized an aggregate of $46.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the third quarter of fiscal 2023, Accenture purchased 180,978 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2023 (Unaudited) and August 31, 2022, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2023 and May 31, 2022, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2023 and May 31, 2022, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2023 and May 31, 2022, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2023 and May 31, 2022 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	40
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 22, 2023

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)