Form 10-K
period 2023-08-31
Accenture plc
filed 2023-10-12
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2023 was approximately $167,632,186,277 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $265.55 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of September 28, 2023 was 664,786,627 (which number includes 37,174,510 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of September 28, 2023 was 325,438.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on January 31, 2024, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2023.

ACCENTURE 2023 FORM 10-K	Part I	1
Part I
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors.” Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update them, notwithstanding any historical practice of doing so. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in our filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
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
In this Annual Report on Form 10-K, we use the terms “Accenture,” “we,” “our” and “us” to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ACCENTURE 2023 FORM 10-K	Item 1. Business	2
Item 1. Business
Overview
Accenture is a leading global professional services company that helps the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale. We are a talent- and innovation-led company with approximately 733,000 people serving clients in more than 120 countries. Technology is at the core of change today, and we are one of the world’s leaders in helping drive that change, with strong ecosystem relationships. We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability. We are uniquely able to deliver tangible outcomes because of our broad range of services, solutions and assets across Strategy & Consulting, Technology, Operations, Industry X and Song. These capabilities, together with our culture of shared success and commitment to creating 360° value, enable us to help our clients reinvent and build trusted, lasting relationships. We measure our success by the 360° value we create for our clients, each other, our shareholders, partners and communities.

Fiscal 2023 Highlights

We serve clients and manage our business through three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). These markets bring together all of our capabilities across our services, industries and functions to deliver value to our clients.

In the first quarter of fiscal 2024, our Middle East and Africa market units will move from Growth Markets to Europe, and the Europe market will be referred to as our Europe, Middle East and Africa (EMEA) geographic market.
We go to market by industry, leveraging our deep expertise across our five industry groups—Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Our integrated service teams meet client needs rapidly and at scale, leveraging our network of more than 100 innovation hubs, our technology expertise and ecosystem relationships, and our global delivery capabilities.

$64.1B in revenues
Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies.
We employed approximately
733,000 people
as of August 31, 2023.
We have long-term relationships and
have partnered with
our top 100 clients
for more than 10 years.

ACCENTURE 2023 FORM 10-K	Item 1. Business	3

Fiscal 2023 Investments

$2.5B	$1.3B	$1.1B
across 25 strategic acquisitions	in research and development	in learning and professional development

During fiscal 2023, we continued to make significant investments—in strategic acquisitions, in research and development (R&D) in our assets, platforms and industry and functional solutions, in patents and pending patents and in attracting, retaining and developing people. These investments help us to further enhance our differentiation and competitiveness in the marketplace. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our business in high-growth areas; adding skills and capabilities in new areas; and deepening our industry and functional expertise. In fiscal 2023, we invested $2.5 billion across 25 strategic acquisitions, $1.3 billion in R&D, and $1.1 billion in learning and professional development.
Our Strategy
The core of our growth strategy is delivering 360° value to our clients, people, shareholders, partners and communities by helping them continuously reinvent. Our strategy defines the areas in which we will drive growth, build differentiation via 360° value and enable our clients to transform their organizations through technology, data and AI to create value every day. We aspire to be at the center of our clients’ business and help them reach new levels of performance and to set themselves apart as leaders in their industries.
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
We bring industry specific solutions and services as well as cross industry expertise and leverage our scale and global footprint, innovation capabilities, and strong ecosystem partnerships together with our assets and platforms including myWizard, myNav, SynOps and AI Navigator for Enterprise to deliver tangible value for our clients.
We help our clients use technology to drive enterprise-wide transformation, which includes:
•building their digital core—such as moving them to the cloud, leveraging data and AI, and embedding security across the enterprise;
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
Our managed services are strategic for our clients as companies seek to move faster and leverage our digital platforms and talent as well as reduce costs.
We believe our strategy to deliver 360° value makes us an attractive destination for top talent, a trusted partner to our clients and ecosystem, and a respected member of our communities.
We believe that the companies that will lead in the next decade need to harness the five key forces of change we have identified—total enterprise reinvention, talent, sustainability, the metaverse continuum and the ongoing technology revolution. We are investing and co-creating with clients and partners to lead in helping our clients thrive across these forces, which we expect to have different time horizons. Today, the demand we continue to see across our geographic markets, services and industries is being primarily driven by the first two, as companies are in the early stages of harnessing these forces. We have summarized below each of the five key forces as we currently see them evolving.
•Total enterprise reinvention, as we believe every part of every business must be transformed by technology, data and AI, with new ways of working and engaging with customers, employees and partners, and new business models, products and services. We are helping clients build their digital core, optimize operations and accelerate growth.

ACCENTURE 2023 FORM 10-K	Item 1. Business	4
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

Key enablers of our growth strategy include:

Our People—As a talent- and innovation-led organization, across our entire business our people have highly specialized skills that drive our differentiation and competitiveness. We care deeply for our people, and are committed to a culture of shared success, to investing in our people to provide them with boundaryless opportunities to learn and grow in their careers through their work experience and continued development, training and reskilling, and to helping them achieve their aspirations both professionally and personally. We have an unwavering commitment to inclusion and diversity.

Our Commitment—We are a purpose-driven company, committed to delivering on the promise of technology and human ingenuity by continuously innovating and developing leading-edge ideas and leveraging emerging technologies in anticipation of our clients’ needs. Our culture is underpinned by our core values and Code of Business Ethics, which are key drivers of the trust our clients and partners place in us.

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

Geographic Markets
Our geographic markets—North America, Europe and Growth Markets—bring together integrated service teams, which typically consist of industry and functional experts, technology and capability specialists and professionals with local market knowledge and experience, to meet client needs. The geographic markets have primary responsibility for building and sustaining long-term client relationships; bringing together our expertise from around the globe and collaborating across our business to sell and deliver our full range of services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
While we serve clients in locally relevant ways, our global footprint and scale in every major country give us the ability to leverage our experience and people from around the world to accelerate outcomes for our clients.
Our three geographic markets are our reporting segments. The percent of our revenues represented by each market is shown at right.

ACCENTURE 2023 FORM 10-K	Item 1. Business	5
Services
We bring together skills, capabilities, industry experience and functional expertise to help our clients achieve tangible outcomes and create 360° value.
Strategy & Consulting
We work with C-suite executives, leaders and boards of the world’s leading organizations, helping them reinvent every part of their enterprise to drive greater growth, enhance competitiveness, implement operational improvements, reduce cost, deliver sustainable 360° stakeholder value, and set a new performance frontier for themselves and the industry in which they operate. Our deep industry and functional expertise is supported by proprietary assets and solutions that help organizations transform faster and become more resilient. Underpinned by technology, data, analytics, AI, change management, talent and sustainability capabilities, our Strategy & Consulting services help architect and accelerate all aspects of an organization’s total enterprise reinvention.
Technology
We provide innovative and comprehensive services and solutions that span cloud; systems integration and application management; security; intelligent platform services; infrastructure services; software engineering services; data and AI; automation; and global delivery through our Advanced Technology Centers. We continuously innovate our services, capabilities and platforms through early adoption of new technologies such as generative AI, blockchain, robotics, 5G, edge computing, metaverse and quantum computing. We provide a range of capabilities that addresses the challenges faced by organizations today, including how to achieve total enterprise reinvention, manage change and develop new growth opportunities.
We are continuously innovating and investing in R&D for both existing and new forms of technology. Our focus in our Labs includes furthering innovation beyond traditional boundaries, such as science and space technologies. Our innovation hubs around the world help clients innovate at unmatched speed, scope and scale. We have strong relationships with the world’s leading technology companies, as well as emerging start-ups, which enable us to enhance our service offerings, augment our capabilities and deliver distinctive business value to our clients. Our strong ecosystem relationships provide a significant competitive advantage, and we are a key partner of a broad range of technology providers, including Adobe, Alibaba, Amazon Web Services, Blue Yonder, Cisco, Databricks, Dell, Google, HPE, IBM RedHat, Microsoft, Oracle, Pegasystems, Salesforce, SAP, ServiceNow, Snowflake, VMware, Workday and many others. In addition to our mature partners, we invest in emerging technologies through Accenture Ventures. We push the boundaries of what technology can enable and help clients get the most value and best capabilities out of platforms.
Operations
We operate business processes on behalf of clients for specific enterprise functions, including finance and accounting, sourcing and procurement, supply chain, marketing and sales, and human resources, as well as industry-specific services, such as platform trust and safety, banking, insurance, network and health services. We help organizations to reinvent themselves through intelligent operations, enabled by SynOps, our cloud enabled platform that empowers people with data, processes, automation, generative AI and a broad ecosystem of technology partners to transform enterprise operations at speed and scale.
Industry X
We combine our digital capabilities with deep engineering and manufacturing expertise. By using the combined power of digital and data we help our clients to reinvent and reimagine the products they make and how they make them. This includes helping our clients to digitally transform how their capital projects are planned, managed and executed, from plant and asset construction to public infrastructure, power grids and data centers. We collaborate closely with our platform and software partners to help our clients achieve compressed transformations by redefining how their products are designed and engineered, tested, sourced and supplied, manufactured, and serviced, returned and renewed. We also design, manufacture, and assemble our own advanced automation equipment, robotics and other specialized commercial hardware to support our clients’ operations. Through the use of data and transformative technologies such as AI, Internet of Things, artificial reality/virtual reality, advanced robotics, digital twins and metaverse we help our clients reinvent to achieve greater resilience, productivity and sustainability in their core operations and design and engineer intelligent products faster and more cost effectively. And in doing so, we help them create new, hyper-personalized experiences and intelligent products and services.
Song
We strive to accelerate growth and value for our clients across industries through sustained customer relevance with emerging channels, technologies, including generative AI, and models tied to the ever-changing needs and preferences of business-to-business and business-to-consumer customers. Our capabilities span ideation to execution: growth, product and experience design; technology and experience platforms; creative, media and marketing strategy; and campaign, content and channel orchestration. With strong client relationships and deep industry expertise, we help our clients operate at speed through the potential of imagination, technology and intelligence.

ACCENTURE 2023 FORM 10-K	Item 1. Business	6
Industry Groups
We believe the depth and breadth of our industry expertise is a key competitive advantage which allows us to bring client-specific industry solutions to our clients to accelerate value creation. Our industry focus gives us an understanding of industry evolution, business issues and trends, industry operating models, capabilities and processes and new and emerging technologies. The breadth of our industry expertise enables us to create solutions that are informed by cross industry experience. We go to market through the following five industry groups within our geographic markets.

Communications, Media & Technology
FY23 Revenues of $11.5B
Percent of Group’s FY23 Revenue

42%	16%	42%
Communications & Media	High Tech	Software & Platforms
Wireline, wireless/mobile, broadcast, entertainment, gaming, print, online publishing; television networks, streaming services, content; sports including online, in-person, platform and associated infrastructure; cable and satellite communications and media infrastructure providers

Enterprise and consumer technology, network and equipment manufacturers; silicon design, semiconductor design and foundries; data centers; AI computing manufacturers; high-tech/electronic manufacturing including battery, engineering design automation and medical equipment companies
		Cloud-based enterprise and consumer software companies, large language model owners; both subscription and ad-driven consumer platforms spanning ecommerce, social, media, advertising and gaming

Financial Services
FY23 Revenues of $12.1B
Percent of Group’s FY23 Revenue

69%	31%
Banking & Capital Markets	Insurance
Retail and commercial banks, mortgage lenders, payment providers, corporate and investment banks, private equity firms, market infrastructure providers, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, retirement services providers and other diversified financial enterprises	Property and casualty, life and annuities and group benefits insurers, reinsurance firms and insurance brokers

Health & Public Service
FY23 Revenues of $12.6B
Percent of Group’s FY23 Revenue

32%	68%
Health	Public Service
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations	Defense departments and military forces; public safety authorities; justice departments; human and social services agencies; educational institutions; non-profit organizations; cities; and postal, customs, revenue and tax agencies
Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 37% of our Health & Public Service industry group’s revenues and 15% of our North America revenues in fiscal 2023.

ACCENTURE 2023 FORM 10-K	Item 1. Business	7

Products
FY23 Revenues of $19.1B
Percent of Group’s FY23 Revenue

48%	33%	19%
Consumer Goods, Retail & Travel Services	Industrial	Life Sciences
Food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department, quickserve and convenience stores and specialty retailers; aviation; and hospitality and travel services companies

Industrial & electrical equipment manufacturers and industrial suppliers; and construction, heavy equipment, consumer durables, engineering services, real estate, freight & logistics, aerospace & defense and automotive and public transportation companies
		Biopharmaceutical, medical technology, and biotechnology companies and distributors

Resources
FY23 Revenues of $8.9B
Percent of Group’s FY23 Revenue

31%	24%	45%
Chemicals & Natural Resources	Energy	Utilities
Petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals, mining, forest products and building materials industries	Companies in the oil and gas industry, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies	Power generators and developers, electric and gas transmission and distribution operators, energy and energy service retailers; water, waste and recycling service providers

ACCENTURE 2023 FORM 10-K	Item 1. Business	8
People
Overview
We are a talent- and innovation-led organization with approximately 733,000 people as of August 31, 2023, whose skills and specialization are a significant source of competitive differentiation.
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
•have the courage to change and the ability to bring our people along the journey; and
•actively innovate—seeking new answers, applying a tech, AI and data first mindset, looking internally across Accenture and outside—to partners, competitors, start-ups, clients, academia and analysts—to learn, respectfully challenge our assumptions and apply the innovation, and cultivate and reward our people for doing the same.

Listening to the voices of our people provides the input to ensure that they have the tools and resources to do their jobs and the right learning opportunities, and that they experience a positive, respectful and inclusive work environment. We do this on an ongoing basis across various channels, including surveys and forums. One of our surveys, which was conducted in November 2022 and measures how our people experience our culture, shows that 91% of our global respondents believe they can work to their potential because they are in an environment where they are treated with respect and in an appropriate manner.
Our purpose is to deliver on the promise of technology and human ingenuity. Our strategy is to deliver 360° value for all our stakeholders by helping them continuously reinvent. To drive reinvention, innovation must be at the forefront, which requires us to attract, develop and inspire top talent. Talent is one of our most important areas of competitive differentiation. As part of our talent strategy, we hire and develop people who have different backgrounds, different perspectives, and different lived experiences. These differences ensure that we have and attract the cognitive diversity to deliver a variety of perspectives, observations, and insights which are essential to drive the innovation needed to reinvent. To help achieve this diversity we set goals, share them publicly, and collect data to measure our progress, continuously improve, and hold our leaders accountable for ensuring we have the most innovative and talented people in our industry. This approach is a key driver of our progress.
We recognize that some people come to Accenture having faced obstacles as an aspect of their identity or lived experience. At Accenture, we are committed to harness these perspectives and ensure that all of our people have the opportunity to thrive and unlock their full potential. We are a meritocracy. Our intention is to foster a culture and a workplace in which all of our people feel a sense of belonging and are respected and empowered to do their best work and to create 360° value for all our stakeholders.

ACCENTURE 2023 FORM 10-K	Item 1. Business	9

We are now 48% women, compared to our gender parity goal by 2025. And, we are currently 29% women managing directors, compared to our goal of 30% by 2025. We are also working toward our total workforce 2025 race and ethnicity goals in the U.S., the U.K., and South Africa, which we announced in 2020.
•In the U.S., African American and Black colleagues represent 12% of our workforce, in line with our goal. Additionally, Hispanic American and Latinx colleagues represent 11% of our workforce, compared to our goal of 13%.

•In the U.K., Black colleagues represent 5% of our workforce compared to our goal of 7%.

•In South Africa, African Black colleagues represent 45% of our workforce compared to our goal of 68%. Coloured colleagues represent 10% of our workforce, in line with our goal.
We are committed to pay equity and pay equity at Accenture means that our people receive pay that is fair and consistent when considering similarity of work, location and tenure at career level. We conduct an annual pay equity review. As of our last review which reflected annual pay changes effective December 1, 2022, we have dollar-for-dollar, 100% pay equity for women compared to men in every country where we operate (certain subsidiaries, including recent acquisitions, and countries with de minimis headcount were excluded from the analysis). By race and ethnicity, we likewise had dollar-for-dollar, 100% pay equity in the U.S., the U.K. and South Africa, which are the locations where we currently have the data available to use for this purpose.
We are now 48% Women compared to our goal of 50% by 2025

We are now 29% Women managing directors compared to our goal of 30% by 2025

The Way We Develop and Reward Our People
Our focus is to create talent and unlock the potential of our people, to create strong leaders, and to help them achieve their professional and personal aspirations, while continuously pivoting to meet new client demands.
During fiscal 2023, we invested $1.1 billion in continuous learning and development. With our digital learning platform, we delivered approximately 40 million training hours, consistent with fiscal 2022.
We have skills data for our people, enabling us to flexibly respond to shifting client needs while also recommending skill-specific training based on an individual’s interests. We upskill people at scale, while proactively defining new skills and roles in anticipation of client needs. We expect to double our Data & AI Practice to 80,000 people through hiring, training and acquisitions over the next three years.
We are focused on rigorous, job-specific training through key industry certifications and partnerships with leading universities around the globe. We also train our people on inclusion and mitigating unconscious bias.
We promoted approximately 123,000 people in fiscal 2023, demonstrating our continued commitment to creating vibrant careers and opportunities for our people.
We balance our supply of skills with changes in client demand. We do this through adjusting levels of new hiring and managing our attrition (both voluntary and involuntary). We believe people are drawn to our strong purpose, values and reputation. For fiscal 2023, attrition, excluding involuntary terminations, was 13%, down from 19% in fiscal 2022. For the fourth quarter of fiscal 2023, annualized attrition, excluding involuntary terminations, was 14%, up from 13% in the third quarter of fiscal 2023. During the second quarter of fiscal 2023, we initiated actions to streamline operations and transform our nonbillable corporate functions to reduce costs.
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

ACCENTURE 2023 FORM 10-K	Item 1. Business	10
The Way We Do Business
At Accenture, our people care deeply about doing the right thing. Together, we have proven that we can succeed—providing value to our clients and shareholders and opportunities for our people—while being a powerful force for good. Our shared commitment to operating with the highest ethical standard and making a positive difference in everything we do is what we believe differentiates Accenture. We believe in transparency, that transparency builds trust, and that we must earn the trust of our clients, our people, our partners and our communities each and every day.
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
Accenture’s commitment to and focus on our people and culture has generated significant recognition, including No. 1 on the Refinitiv Global Diversity & Inclusion Index for the fourth time in six years; Ethisphere’s World’s Most Ethical Companies for 16 consecutive years; and being ranked No. 17 among 25 companies on World's Best Workplaces™ by Fortune and Great Place to Work®. Accenture is recognized as a top 10 place to work in eight countries, representing 70% of our people: No. 1 in Argentina, No. 2 in Mexico and the Philippines, No. 5 in Brazil, Indonesia and the U.S., and No. 10 in Chile on the Great Place to Work® list of Best Workplaces™, and No. 2 on Business Today's Best Companies to Work For in India.
Our Health, Safety and Well-Being
We are committed to creating a place where people can be successful both professionally and personally. We take a holistic view of well-being—including physical, mental, emotional and financial well-being—providing specially defined programs and practices to meet our people’s fundamental human needs.

ACCENTURE 2023 FORM 10-K	Item 1. Business	11
Environmental Sustainability
We help our clients together with our ecosystem partners, to define, measure and achieve their environmental, social and governance goals by connecting sustainability with their transformation agendas across their strategy and operations to make their value chains more sustainable.
We have a strong commitment to environmental sustainability in how we operate our business, and we hold ourselves accountable to clear and measurable objectives. Our environment goals span three areas: reducing our carbon emissions including through nature-based carbon removal programs, moving toward zero waste and planning for water risk.
Reducing our Carbon Emissions
The most significant aspects of our environmental footprint are the greenhouse gas emissions related to electricity used in our locations, as well as business travel and purchased goods and services.
In 2020, we signed the UN Global Compact Business Ambition for 1.5°C Pledge, joining leading companies in pledging to do our part to keep global warming below 1.5° Celsius, in alignment with the Paris Agreement and the criteria and recommendations of the Science Based Targets initiative (SBTi).
We are continuing to work toward our goal of net-zero emissions by 2025 by first focusing on reductions across our Scope 1, 2, and 3 emissions and then removing any remaining emissions through nature-based carbon removal projects.
We are also establishing new goals to align with the SBTi’s criteria, guidance and recommendations for setting science-based net-zero targets. In 2023, we set a new, near-term target aligned to 2030, which was approved by the SBTi.
Carbon Reduction
Our approach to carbon reduction in support of our goals includes:

•Renewable electricity. In 2023, we achieved our goal of 100% renewable electricity in our offices. As we do not own our office buildings and procure most of our energy from the grid, we increase our renewable electricity by purchasing renewable electricity contracts equivalent to the amount of electricity we consume. Going forward, we plan to maintain 100% renewable electricity on an annual basis through continued purchase of renewable electricity contracts. As we purchase renewable electricity, we also support the generation of more renewable sources of electricity.

Achieved 100% renewable electricity by the end of 2023

•Enabling low carbon business travel. We continue to use technology to facilitate more cost and carbon-efficient delivery for our clients and our business and have implemented an internal carbon price on travel to encourage climate smart travel decisions. In addition, we have developed analytics and reporting focused on our business travel emissions so that we can share emissions data with our clients as part of our delivery activities.

•Engaging our suppliers. We are working with our suppliers to reduce our Scope 3 emissions. Our goal is that 90% of our key suppliers disclose their environmental targets and the actions being taken to reduce emissions by the end of 2025. Our suppliers are making good progress, with 68% of key suppliers disclosing their targets and 75% disclosing the actions they are taking as of December 2022. Key suppliers are defined as vendors that represent a significant portion of our 2019 Scope 3 emissions.

Carbon Removal
•Nature-based carbon removal. To offset our remaining emissions, we are investing in nature-based carbon removal solutions to remove carbon from the atmosphere. Our nature-based carbon removal projects will also support and respect the universal principles of the UNGC in the relevant areas of human rights, labor, environment, anticorruption and the UN Sustainable Development Goals (SDGs).

ACCENTURE 2023 FORM 10-K	Item 1. Business	12
Moving Toward Zero Waste
•Addressing e-waste and office furniture. We have a goal of reusing or recycling 100% of our e-waste, such as computers and servers, as well as all our office furniture, by the end of 2025. During fiscal 2023, we reused or recycled nearly 100% of our e-waste relating to computers, servers and uninterruptible power supply devices. We continue to refine our processes, leverage our asset tracking system and work with vendors to help us extend the life cycle of our furniture, including through refurbishment and reuse or recycling.
•Eliminate single-use plastics in our office locations. During fiscal 2023, we eliminated single-use plastics in our office locations by purchasing reusable and plastic-free items.
Planning for Water Risk
•Mitigating the potential impacts of climate change-related water risk. Although Accenture is not a water-intensive company, to safeguard our people and operations we are developing water resiliency action plans to reduce the impact of climate-related flooding, drought and water scarcity on our business and our people in high-risk areas.
Global Delivery Capability
A key differentiator is our global delivery capability. We have one of the world’s largest networks of centers with deep capabilities in Strategy & Consulting, Technology, Operations, Industry X and Song, that allows us to help our clients create exceptional business value. It brings the right people at the right time to our clients from anywhere in the world—both in physical and virtual working environments—a capability that is particularly crucial as business needs and conditions change rapidly. Our global approach provides scalable innovation; standardized processes, methods and tools; automation and AI; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed-to-market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
Innovation and Intellectual Property
We are committed to developing leading-edge ideas and leveraging emerging technologies and we see innovation as a source of competitive advantage. We use our investment in R&D—on which we spent $1.3 billion, $1.1 billion and $1.1 billion in fiscal 2023, 2022 and 2021, respectively—to help clients address new realities in the marketplace and to face the future with confidence.
Our innovation experts work with clients across the world to imagine their future, build and co-create innovative business strategies and technology solutions, and then scale those solutions to sustain innovation. We harness our unique intellectual property to deliver these innovation services.
We have a global portfolio of patents and pending patent applications covering various technology areas, including AI, cloud, metaverse, cybersecurity, blockchain, automation, extended reality and analytics. We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the intellectual property in our innovative services and solutions. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the intellectual property rights of third parties, such as our clients, partners, vendors and others.
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

ACCENTURE 2023 FORM 10-K	Item 1. Business	13
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
We believe Accenture competes successfully in the marketplace because:

•We are focused on creating 360° value, which we define as delivering the financial business case and unique value a client may be seeking, and striving to partner with our clients to achieve greater progress on inclusion and diversity, reskill and upskill our clients’ employees, help our clients achieve their sustainability goals, and create meaningful experiences, both with Accenture and for the customers and employees of our clients;
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
•We have deep experience in AI, having embedded AI across our worldwide service delivery approach for more than a decade, and are making significant investments in solutions at scale to help our clients responsibly advance and use AI, and generative AI, to develop new strategies, operating models, business cases and digital core architecture, enabling them to achieve greater growth, efficiency, and resiliency, while accelerating value; and
•Our goal is to recruit the most talented people in our markets, and we have an unwavering commitment to inclusion and diversity, which creates an environment that unleashes innovation, and a world-class learning organization that helps us continuously invest in the development of our people, and we believe our strategy to deliver 360° value makes us an attractive destination for top talent, a trusted partner to our clients and ecosystem, and a respected member of our communities.

ACCENTURE 2023 FORM 10-K	Item 1. Business	14
Information About Our Executive Officers
Our executive officers as of October 12, 2023 are as follows:

Melissa Burgum, 51, became our chief accounting officer in September 2022 and has served as our corporate controller since September 2021. Prior to that, Ms. Burgum served as our assistant corporate controller from December 2016 to September 2021 and as controller for Accenture Federal Services from May 2013 to December 2016. Prior to joining Accenture, Ms. Burgum held controllership roles at two public companies and was previously an auditor and consultant for Arthur Andersen. Ms. Burgum has been with Accenture for 10 years.

Leo Framil, 54, became our chief executive officer—Growth Markets in September 2022. From January 2016 to September 2022, Mr. Framil served as our market unit lead in Latin America. Prior to January 2016, Mr. Framil led Financial Services in Latin America. Mr. Framil was with Accenture from March 1992 until March 1997 before rejoining in October 1998.

KC McClure, 58, became our chief financial officer in January 2019. From June 2018 to January 2019, she served as managing director—Finance Operations, where she led our finance operations across the entirety of our businesses. From December 2016 to May 2018, she served as our finance director—Communications, Media & Technology. Prior to assuming that role, she served as our head of investor relations from September 2010 to November 2016, and from March 2002 to August 2010, she served as our finance director—Health & Public Service. Ms. McClure has been with Accenture for 35 years.

Jean-Marc Ollagnier, 61, became our chief executive officer—Europe in March 2020. From March 2011 to March 2020, Mr. Ollagnier served as our group chief executive—Resources. From September 2006 to March 2011, Mr. Ollagnier led Resources in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 37 years.

Manish Sharma, 55, became our chief executive officer—North America in September 2023. Prior to that, Mr. Sharma served as our chief operating officer from March 2022 to September 2023. From March 2020 to March 2022, Mr. Sharma served as our group chief executive—Operations. From September 2016 to March 2020, Mr. Sharma served as the group operating officer for Operations. From January 2009 to September 2016, Mr. Sharma was our senior managing director for Accenture Operations Global Delivery and Solution Development and global sales lead for Accenture Operations Business Process Outsourcing (BPO). Previously, he led our BPO operations in the Asia Pacific region. Mr. Sharma has been with Accenture for 28 years.

Ellyn J. Shook, 60, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of our Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 35 years. Since January 2022, Ms. Shook has served as a director of BRP Group, Inc.

ACCENTURE 2023 FORM 10-K	Item 1. Business	15

Julie Sweet, 56, became chair of our Board of Directors in September 2021 and has served as our chief executive officer since September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 13 years and has served as a director since September 2019.

Joel Unruch, 45, became our general counsel in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch also served as our chief compliance officer from September 2019 to January 2020. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 12 years.

John Walsh, 59, became our chief operating officer in September 2023. From March 2020 to September 2023, Mr. Walsh served as our chief strategic accounts and global sales officer. From November 2019 to March 2020, he served as our group chief executive—Communications, Media & Technology. He served as senior managing director—Communications, Media & Technology in North America, from 2013 to 2019. Mr. Walsh has been with Accenture for 37 years.

Organizational Structure
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
The Consolidated Financial Statements reflect the ownership interests in Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests were less than 1% as of August 31, 2023. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 50 of our most senior leaders), senior managing directors and managing directors.

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	16
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
Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and political conditions have in the past undermined and could in the future undermine business confidence in our significant markets and other markets, which are increasingly interdependent, causing our clients to reduce or defer their spending on new initiatives and technologies, and resulting in clients reducing, delaying or eliminating spending under existing contracts with us, which negatively affects our business. Growth in some of the markets we serve has slowed and could continue to slow, or could slow in other markets or stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of increasing geopolitical tensions, inflation, economic downturns, changes in global trade policies, global health emergencies and their impact on us, our clients and the industries we serve, have in the past had a negative impact and could in the future have a significant negative impact on our results of operations.
Our business depends on generating and maintaining client demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our financial results depend in part on the demand for our services and solutions, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth or contraction in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as AI, including generative AI, augmented and virtual reality, automation, blockchain, Internet of Things, quantum and edge computing, infrastructure and network engineering, intelligent connected products, digital engineering and manufacturing, and robotics solutions. As we expand our services and solutions into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	17
Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, data and AI solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and will continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected. For example, if we fail to continue to develop leading AI services and solutions, including generative AI, we may lose our leadership position in this area. We are applying AI to our services, to how we deliver work to our clients, and to our own internal operations. AI technologies are complex and rapidly evolving, and we face significant competition, including from our own clients, who may develop their own internal AI-related capabilities, which in each case, can lead to reduced demand for our services or solutions. As these technologies evolve, some services and tasks currently performed by our people will be replaced by automation. In addition, there are significant risks and uncertainties involved in developing and deploying AI, which may expose us to legal, reputational and financial harm.
In a particular geographic market, service or industry group, a small number of clients have contributed, or may, in the future contribute, a significant portion of the revenues of such geographic market, service or industry group, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant geographic market, service or industry group. For example, we are experiencing reduced demand particularly in our Communications, Media & Technology industry group.
Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our managed services contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also all factors that can result in terminations, cancellations or delays.
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
There is a risk that at certain points in time, we may have more people than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of people and skills in balance with client demand, such as the business optimization actions initiated in the second quarter of fiscal 2023. In some countries we are required by local law to consult with employee representative bodies such as works councils, which may constrain our operational flexibility and efficiency in balancing our workforce with client demand and make us less competitive. In addition, while an immaterial percentage of our global

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	18
workforce is currently unionized, the unionization of significant employee populations could result in higher costs and other operational impediments.
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
Our equity-based incentive compensation plans and other variable cash compensation programs, as well as promotions, are designed to reward high-performing individuals for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives or the pace of promotions does not materialize because of company performance or volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the people we need could be adversely affected. In addition, if we do not obtain the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain people could be negatively affected.
We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, ecosystem partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, as more of our employees continue to work remotely, and as cyberattacks become increasingly sophisticated (e.g. deepfakes and AI generated social engineering), the risk of security incidents and cyberattacks has increased. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, ecosystem partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled, managed or provided by us. To date these incidents have not had a material impact on our or our clients’ operations; however, there is no assurance that such impacts will not be material in the future, and such incidents have in the past and may in the future have the impacts discussed below.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client, Accenture or other third-party data, including personal data and proprietary information, and we expect these activities to increase, including through the use of AI, the Internet of Things and analytics. Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential client, vendor, ecosystem partner or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our software and IT supply chain or software-as-a-service providers, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, has and could in the future result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations — see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	19
We are subject to numerous laws and regulations designed to protect this information, including privacy and cybersecurity laws such as the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s GDPR, U.S. states’ recent comprehensive privacy legislation, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Various privacy laws impose compliance obligations regarding the handling of personal data, including localization of data and the cross-border transfer of data, and significant financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, civil lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client, third-party or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with clients or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery or solution failures, compliance violations,

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	20
government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the services and solutions that we offer, the clients or markets that we serve, or the ways in which we operate our business. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, ecosystem partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers and advocacy groups.
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
Our brand and reputation are also associated with our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our goals relating to sustainability and inclusion and diversity. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our clients or potential clients, legislators or government regulators, as well as members of the investment community or the media, or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.
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
Our profitability is highly dependent on a variety of factors and could be materially impacted by any of the following:

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	21
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
Our profitability could suffer if we are not able to remain competitive. The competitive environment in our industry affects our ability to secure new contracts at our target economics in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have in winning new work in sufficient volumes and at our target pricing and overall economics. In addition, the introduction of new technologies (such as generative AI), services or products by competitors could reduce our ability to obtain favorable pricing and impact our overall economics for the services or solutions we offer. Competitors may be willing, at times, to take on more risk or price contracts lower than us in an effort to enter the market or increase market share.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to cost-effectively hire and retain people with the knowledge and skills necessary to deliver our services and solutions, particularly in areas of new technologies and offerings and in the right geographic locations, we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability. The timing and amount of costs related to our business optimization actions initiated in the second quarter of fiscal 2023 and the nature and extent of benefits realized from such actions are subject to uncertainties and other factors, including local country consultation processes and regulations, and may differ from our current expectations and estimates.
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

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	22
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
In addition, our effective tax rate in the future could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing statutory tax rates and changes in accounting principles, including the U.S. generally accepted accounting principles. Tax rates and policies in the jurisdictions in which we operate may change materially as a result of shifting economic, social and political conditions. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. There remains significant uncertainty around whether these changes will ultimately be implemented and, if implemented, the extent of their impact.
The overall tax environment remains highly uncertain and increasingly complex. The European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. In the U.S., various proposals to raise corporate income taxes are periodically considered. Individual countries across the globe and the European Union have either enacted or plan to enact digital taxes to impose incremental taxes on companies based on where ultimate users are located. The Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, further developed a two-pillar plan to reform international taxation. The plan aims to prevent the proliferation of separate new digital taxes and to ensure a fairer distribution of profits among countries by creating a new global system to tax income based on the location of users, and to impose a floor on tax competition through the introduction of a global minimum tax. European Union member states have agreed to implement the OECD’s global corporate minimum tax rate of 15%. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s two-pillar framework. The increased focus of the European Commission and various jurisdictions on investigations and enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	23
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

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	24
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
As of August 31, 2023, we had approximately 733,000 employees worldwide. Our size and scale present significant management and organizational challenges. As our organization grows and evolves, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture, effectively manage and monitor our people and operations, effectively communicate our core values, policies and procedures, strategies and goals, and motivate, engage and retain our people, particularly given our world-wide operations, rate of new hires, and the significant percentage of our employees who have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites and unapproved technologies, such as public-facing, free generative AI tools, by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
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

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	25
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
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, ecosystem partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients, or if our services or solutions cause bodily injuries or property damage. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, by contributing to the design, development, manufacturing and/or engineering of client products, or by providing various operational technology, digital manufacturing and robotics or other industrial automation equipment solutions, and advisory and management services for infrastructure projects, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security, product liability, health and safety, hazardous materials and other environmental risks. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In order to remain competitive, we increasingly enter into agreements based on our clients’ contract terms after conducting an assessment of the risk of doing so, which may expose us to additional risk. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the industry. We may commit to providing services or solutions that we are

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	26
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
In addition, we engage in platform trust and safety services on behalf of clients, including content moderation, which could have a negative impact on our employees due to the nature of the materials they review. We have been subject to media coverage regarding our provision of these services as well as litigation related to the provision of these services, which may result in adverse judgments or settlements or government inquiries and investigations. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others, and also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation, or financial results.
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
We are subject to numerous, changing, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including ESG regulation and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations, product liability, health and safety, environmental, human rights and AI regulations. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and negative impacts to regional trade ecosystems among our clients, ecosystem partners, and us. For example, as a result of the sanctions imposed in response to the invasion of Ukraine by Russia, we were restricted from offering certain of our services to clients in some locations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	27
regulatory requirements requiring climate, human rights and supply chain-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies; (2) evolving regulatory requirements affecting ESG standards or disclosures; (3) the availability of suppliers that can meet our sustainability, diversity and other standards; and (4) our ability to recruit, develop, and retain diverse talent. In addition, standards for tracking and reporting on ESG matters, including climate change and human rights related matters, have not been harmonized and continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
In addition, several jurisdictions where we operate have proposed legislation regulating AI and non-personal data that may impose significant requirements on how we design, build and deploy AI and handle non-personal data for ourselves and our clients.
Our work with government clients exposes us to additional risks inherent in the government contracting environment.
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting, information technology and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries, or failure to comply with applicable IT security or supply chain requirements, could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time, or result in other adverse consequences described in the following paragraphs. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.
•If a government client discovers improper or illegal activities in the course of audits or investigations, or alleges that such conduct occurred, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.
•U.S. government contracting regulations impose strict compliance and heightened disclosure obligations. From time to time we have made required or voluntary disclosures to the government in connection with our government contracting work. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters may also lead to audits or investigations and other civil, criminal or administrative sanctions, including those described above.
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

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	28
•Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. For example, these contracts often contain high or unlimited liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.
•Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including government closures or shutdowns, budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.
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
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary platforms, methodologies, processes, software, hardware and other solutions. Existing laws of the various countries in which we provide services or solutions may offer only limited intellectual property protection of our services or solutions, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies and procedures, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or proprietary methodologies and processes or independently developing services or solutions similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
In addition, we cannot be sure that our services and solutions, including, for example, our software and hardware solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our employees have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our

ACCENTURE 2023 FORM 10-K	Item 1A. Risk Factors	29
contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement in a cost-effective manner alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software and hardware solutions and continue to develop and license our software and sell our hardware to multiple clients. Any infringement action brought against us or our clients could be costly to defend or lead to an expensive settlement or judgment against us.
Further, we rely on third-party software, hardware and other intellectual property in providing some of our services and solutions. If we lose our ability to continue using any such software, hardware or intellectual property for any reason, including because it is found to infringe the rights of others, we will need to obtain substitutes or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, hardware or intellectual property effectively or in a timely and cost-effective manner could materially adversely affect our results of operations.
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

ACCENTURE 2023 FORM 10-K	Item 1B. Unresolved Staff Comments	30
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not Applicable.

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

Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2023 FORM 10-K	Part II	31
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of September 28, 2023, there were 369 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of September 28, 2023, there were 14 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2023, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 27, 2023, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.29 per share on our Class A ordinary shares for shareholders of record at the close of business on October 12, 2023, payable on November 15, 2023. For the remainder of fiscal 2024, we expect to declare additional quarterly dividends in December 2023 and March and June 2024, to be paid in February, May and August 2024, respectively, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

ACCENTURE 2023 FORM 10-K	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	32
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2023. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2023 — June 30, 2023	1,188,903	$309.36	1,164,794	$3,115
July 1, 2023 — July 31, 2023	933,053	314.28	922,584	2,824
August 1, 2023 — August 31, 2023	1,081,351	313.96	1,062,460	2,490
Total (4)	3,203,307	$312.35	3,149,838
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2023, we purchased 3,149,838 Accenture plc Class A ordinary shares under this program for an aggregate price of $984 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2023, our aggregate available authorization for share purchases and redemptions was $2,490 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2023, the Board of Directors of Accenture plc has authorized an aggregate of $46.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 27, 2023, the Board of Directors of Accenture plc approved $4,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,490 million.
(4)During the fourth quarter of fiscal 2023, Accenture purchased 53,469 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

Item 6. [Reserved]

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
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
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2023” means the 12-month period that ended on August 31, 2023. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale.
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
Key Metrics
Key metrics for fiscal 2023 compared to fiscal 2022 are included below. We have presented operating margin and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $1,063 million in business optimization costs and, with respect to diluted earnings per share, the impact of a $253 million investment gain recorded during fiscal 2023. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
•Revenues of $64.1 billion, representing 4% growth in U.S. dollars and 8% growth in local currency;
•New bookings of $72.2 billion, an increase of 1% in U.S. dollars and 5% in local currency;
•Operating margin of 13.7%, compared to 15.2% in fiscal 2022; adjusted operating margin expanded 20 basis points to 15.4%;
•Diluted earnings per share of $10.77, compared to $10.71 for fiscal 2022; adjusted earnings per share increased 9% to $11.67; and
•Cash returned to shareholders of $7.2 billion, including share purchases of $4.3 billion and dividends of $2.8 billion.

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Revenues

		Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)		2023	2022

Geographic Markets (1)	North America	$30.3	$29.1	4%	4%
	Europe	21.3	20.3	5	11
	Growth Markets	12.5	12.2	3	12
	Total Revenues	$64.1	$61.6	4%	8%

Industry Groups	Communications, Media & Technology	$11.5	$12.2	(6)%	(3)%
	Financial Services	12.1	11.8	3	7
	Health & Public Service	12.6	11.2	12	14
	Products	19.1	18.3	5	9
	Resources	8.9	8.1	10	15
	Total Revenues	$64.1	$61.6	4%	8%

Type of Work	Consulting	$33.6	$34.1	(1)%	3%
	Managed Services (2)	30.5	27.5	11	14
	Total Revenues	$64.1	$61.6	4%	8%

Amounts in table may not total due to rounding.
(1)In the first quarter of fiscal 2024, our Middle East and Africa market units will move from Growth Markets to Europe, and the Europe market will be referred to as our Europe, Middle East and Africa (EMEA) geographic market.
(2)Previously referred to as our outsourcing business.

Revenues for fiscal 2023 increased 4% in U.S. dollars and 8% in local currency compared to fiscal 2022. During fiscal 2023, revenue growth in local currency was very strong in Growth Markets and Europe and solid in North America. We experienced local currency revenue growth that was very strong in Resources and Health & Public Service, strong in Products and Financial Services, partially offset by a modest decline in Communications, Media & Technology. Revenue growth in local currency was very strong in managed services and modest in consulting during fiscal 2023. The business environment is competitive, and we are experiencing lower pricing across the business. We define pricing as contract profitability or margin on the work that we sell.
In our consulting business, revenues for fiscal 2023 decreased 1% in U.S. dollars and increased 3% in local currency compared to fiscal 2022. Consulting revenue growth in local currency in fiscal 2023 was driven by strong growth in Growth Markets and solid growth in Europe, while North America was flat. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, especially for smaller contracts with a shorter duration.
In our managed services business, revenues for fiscal 2023 increased 11% in U.S. dollars and 14% in local currency compared to fiscal 2022. Managed services revenue growth in local currency in fiscal 2023 was driven by very strong growth in Growth Markets and Europe and strong growth in North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service (formerly managed security services). In addition, clients continue to be focused on transforming their operations through data and analytics, automation and artificial intelligence to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during fiscal 2023, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 4% lower than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2024 revenue growth in U.S. dollars will be approximately equal to our revenue growth in local currency.

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	733,000	13%
consistent with fiscal 2022	compared to approximately 721,000 as of August 31, 2022	compared to 19% in fiscal 2022

Utilization for fiscal 2023 was 91%, consistent with fiscal 2022. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our     operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 733,000 as of August 31, 2023, compared to approximately 721,000 as of August 31, 2022. The year-over-year increase in our workforce reflects people added in connection with acquisitions and hiring for specific skills.
For fiscal 2023, attrition, excluding involuntary terminations, was 13%, down from 19% in fiscal 2022. For the fourth quarter of fiscal 2023, annualized attrition, excluding involuntary terminations, was 14%, up from 13% in the third quarter of fiscal 2023. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand. During the second quarter of fiscal 2023, we initiated actions to streamline operations and transform our nonbillable corporate functions to reduce costs.
In addition, we adjust compensation in order to attract and retain appropriate numbers of qualified employees. For the majority of our people, compensation increases became effective December 1st of fiscal 2023. Given the overall inflationary environment, compensation has increased faster than in prior years, but is moderating. We strive to adjust pricing as well as drive cost and delivery efficiencies, such as changing the mix of people and utilizing technology, to reduce the impact of compensation increases on our margin and contract profitability.
Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of services and solutions clients are demanding; recover or offset increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate new employees.
Operating Expenses
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of people serving our clients, which consists mainly of compensation, subcontractor and other payroll costs, and non-payroll costs such as facilities, technology and travel. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by: compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.
Gross margin (Revenues less Cost of services as a percentage of Revenues) for fiscal 2023 was 32.3%, compared with 32.0% for fiscal 2022. The increase in gross margin for fiscal 2023 was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.9% for fiscal 2023, compared with 16.8% for fiscal 2022. For fiscal 2023 compared to fiscal 2022, Sales and marketing costs increased 40 basis points due to higher selling and other business development costs as a percentage of revenues. General and administrative costs decreased 20 basis points as a percentage of revenues.
During fiscal 2023, we recorded $1,063 million in business optimization costs primarily for employee severance. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating margin (Operating income as a percentage of Revenues) for fiscal 2023 was 13.7%, compared with 15.2% for fiscal 2022.The business optimization costs recorded during fiscal 2023 reduced operating margin by 170 basis points. Excluding these costs, operating margin for fiscal 2023 increased 20 basis points to 15.4%.

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Other Income (Expense), net
During fiscal 2023, we recorded a gain of $253 million related to our investment in Duck Creek Technologies. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Effective Tax Rate
The effective tax rates for fiscal 2023 and 2022 were 23.4% and 24.0%, respectively. Absent the business optimization costs of $1,063 million and related reduction in tax expense of $247 million, as well as an investment gain of $253 million and related tax expense of $9 million, our effective tax rate for fiscal 2023 was 23.9%.
Earnings Per Share
Diluted earnings per share were $10.77 for fiscal 2023, compared with $10.71 for fiscal 2022. The $816 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $1.28 and the $244 million investment gain, net of related taxes, increased diluted earnings per share by $0.38 for fiscal 2023. Excluding these impacts, diluted earnings per share were $11.67 for fiscal 2023.
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
New Bookings

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	2023	2022
Consulting	$36.2	$37.9	(4)%	(1)%
Managed Services (1)	36.0	33.9	6	10
Total New Bookings	$72.2	$71.7	1%	5%
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

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
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

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
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
Revenues by Segment/Geographic Market
Our three reportable operating segments are our geographic markets, North America, Europe and Growth Markets. In addition to reporting revenues by geographic market and industry group, we also report revenues by two types of work: consulting and managed services, which represent the services sold by our geographic markets. Consulting revenues, which include strategy, management and technology consulting and technology integration consulting, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Managed services revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
From time to time, our geographic markets work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating geographic markets. Generally, operating expenses for each geographic market have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our geographic markets affect revenues and operating expenses within our geographic markets to differing degrees. The mix between consulting and managed services is not uniform among our geographic markets. Local currency fluctuations also tend to affect our geographic markets differently, depending on the geographic concentrations and locations of their businesses.
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

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Results of Operations for Fiscal 2023 Compared to Fiscal 2022
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Revenues for Fiscal
(in millions of U.S. dollars)	2023	2022			2023	2022
Geographic Markets (1)
North America	$30,296	$29,121	4%	4%	47%	47%
Europe	21,285	20,264	5	11	33	33
Growth Markets	12,531	12,209	3	12	20	20
Total Revenues	$64,112	$61,594	4%	8%	100%	100%
Industry Groups
Communications, Media & Technology	$11,453	$12,200	(6)%	(3)%	18%	20%
Financial Services	12,132	11,811	3	7	19	19
Health & Public Service	12,560	11,226	12	14	20	18
Products	19,104	18,275	5	9	30	30
Resources	8,863	8,082	10	15	14	13
Total Revenues	$64,112	$61,594	4%	8%	100%	100%
Type of Work
Consulting	$33,613	$34,076	(1)%	3%	52%	55%
Managed Services (2)	30,499	27,518	11	14	48	45
Total Revenues	$64,112	$61,594	4%	8%	100%	100%
Amounts in table may not total due to rounding.
(1)In the first quarter of fiscal 2024, our Middle East and Africa market units will move from Growth Markets to Europe, and the Europe market will be referred to as our Europe, Middle East and Africa (EMEA) geographic market.
(2)Previously referred to as our outsourcing business.
Revenues
The following revenues commentary discusses local currency revenue changes for fiscal 2023 compared to fiscal 2022:
Geographic Markets
•North America revenues increased 4% in local currency, led by growth in Public Service for our U.S. federal business, Health and Utilities. These increases were partially offset by declines in Communications & Media, High Tech, Banking & Capital Markets and Software & Platforms. Revenue growth was driven by the United States.
•Europe revenues increased 11% in local currency, led by growth in Industrial, Banking & Capital Markets and Public Service. Revenue growth was driven by Germany, Italy and France.
•Growth Markets revenues increased 12% in local currency, led by growth in Chemicals & Natural Resources, Public Service and Banking & Capital Markets. Revenue growth was driven by Japan.
Operating Expenses
Operating expenses for fiscal 2023 increased $3,075 million, or 6%, over fiscal 2022, and increased as a percentage of revenues to 86.3% compared to 84.8% during this period. The increase as a percentage of revenues is primarily due to business optimization costs of $1,063 million recorded during fiscal 2023.

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2023		2022		Increase (Decrease)
Operating Expenses	$55,302	86.3%	$52,227	84.8%	$3,075
Cost of services	43,380	67.7	41,893	68.0	1,487
Sales and marketing	6,583	10.3	6,108	9.9	474
General and administrative costs	4,276	6.7	4,226	6.9	50
Business optimization costs	1,063	1.7	—	—	1,063
Amounts in table may not total due to rounding.

Cost of Services
Cost of services for fiscal 2023 increased $1,487 million, or 4%, over fiscal 2022, and decreased as a percentage of revenues to 67.7% from 68.0% during this period. Gross margin for fiscal 2023 increased to 32.3% compared to 32.0% in fiscal 2022. The increase in gross margin for fiscal 2023 was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel compared to fiscal 2022.
Sales and Marketing
Sales and marketing expense for fiscal 2023 increased $474 million, or 8%, over fiscal 2022, and increased as a percentage of revenues to 10.3% over 9.9% during this period due to higher selling and other business development costs as a percentage of revenues.
General and Administrative Costs
General and administrative costs for fiscal 2023 increased $50 million, or 1%, over fiscal 2022, and decreased as a percentage of revenues to 6.7% from 6.9% during this period.
Business Optimization Costs
During fiscal 2023, we recorded business optimization costs of $1,063 million, primarily for employee severance. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating Income and Operating Margin
Operating income for fiscal 2023 decreased $557 million, or 6%, from fiscal 2022. Operating margin for fiscal 2023 was 13.7%, compared with 15.2% for fiscal 2022. The business optimization costs reduced operating margin by 170 basis points. Excluding these costs, operating margin for fiscal 2023 increased 20 basis points to 15.4%.
Operating income and operating margin for each of the geographic markets are as follows:

	Fiscal
	2023		2022
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$4,474	15%	$4,977	17%	$(503)
Europe	2,333	11	2,437	12	(105)
Growth Markets	2,004	16	1,953	16	51
Total	$8,810	13.7%	$9,367	15.2%	$(557)
Amounts in table may not total due to rounding.

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)

	Fiscal
	2023				2022
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
North America	$4,474	$465	$4,939	16%	$4,977	17%	$(38)
Europe	2,333	433	2,766	13	2,437	12	328
Growth Markets	2,004	165	2,169	17	1,953	16	216
Total	$8,810	$1,063	$9,873	15.4%	$9,367	15.2%	$506
Amounts in table may not total due to rounding.
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2023 was similar to that disclosed for revenue for each geographic market. In addition, during fiscal 2023 each geographic market’s operating income was unfavorably impacted by business optimization costs. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant for fiscal 2023 compared with fiscal 2022:
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
Interest Income
Interest income for fiscal 2023 was $280 million, an increase of $235 million over fiscal 2022. The increase was primarily due to higher interest rates.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2023, Other income (expense) increased $169 million over fiscal 2022, primarily due to higher gains on investments, partially offset by foreign currency exchange losses. For additional information on investments, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Loss on Disposition of Russia Business
We recorded a loss from the disposal of our business in Russia of $96 million during fiscal 2022.
Income Tax Expense
The effective tax rate for fiscal 2023 was 23.4%, compared with 24.0% for fiscal 2022. Absent the business optimization costs of $1,063 million and related reduction in tax expense of $247 million, and the investment gain of $253 million and related tax expense of $9 million, our effective tax rate for fiscal 2023 was 23.9%.The slightly lower effective tax rate for fiscal 2023 was primarily due to lower tax expense from the geographic distribution of earnings, partially offset by lower tax benefits from share-based payments. For additional information, see Note 11 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	42
Earnings Per Share
Diluted earnings per share were $10.77 for fiscal 2023, compared with $10.71 for fiscal 2022. The $816 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $1.28 and the $244 million investment gain, net of related taxes, increased diluted earnings per share by $0.38 for fiscal 2023. Excluding these impacts, diluted earnings per share were $11.67 for fiscal 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The increase in diluted earnings per share is due to the following factors:

Earnings Per Share	Fiscal 2023
FY22 As Reported	$10.71
Higher revenue and operating results	0.60
Higher non-operating income (excluding loss on disposition of Russia business)	0.18
Loss on disposition of Russia business recorded in fiscal 2022	0.15
Lower share count	0.08
Higher effective tax rate (excluding loss on disposition of Russia business)	(0.02)
Higher net income attributable to noncontrolling interests	(0.03)
FY23 As Adjusted	$11.67
Gain on an investment, net of tax	0.38
Business optimization costs	(1.28)
FY23 As Reported	$10.77
Results of Operations for Fiscal 2022 Compared to Fiscal 2021
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	43
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
As of August 31, 2023, Cash and cash equivalents were $9.0 billion, compared with $7.9 billion as of August 31, 2022.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2023	2022
Net cash provided by (used in):
Operating activities	$9,524	$9,541	$(17)
Investing activities	(2,622)	(4,261)	1,638
Financing activities	(5,645)	(5,311)	(334)
Effect of exchange rate changes on cash and cash equivalents	(101)	(248)	147
Net increase (decrease) in cash and cash equivalents	$1,155	$(278)	$1,434
Amounts in table may not total due to rounding.
Operating activities: The $17 million decrease in operating cash flows were primarily due to higher spending on certain compensation payments, partially offset by higher collections on net client balances (receivables from clients, contract assets and deferred revenues).
Investing activities: The $1,638 million decrease in cash used was primarily due to lower spending on business acquisitions and higher proceeds from the sale of businesses and investments. For additional information, see Note 6 (Business Combinations and Dispositions) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $334 million increase in cash used was primarily due to an increase in cash dividends paid as well as an increase in the net purchase of shares, partially offset by increases in net proceeds from share issuances and net proceeds from borrowings. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2024. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

ACCENTURE 2023 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Subsequent Events
See Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2023, we had commitments of $3.7 billion related to cloud hosting arrangements, software subscriptions, information technology services and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Payments under these commitments are estimated to be made as follows:

(in millions of U.S. dollars)	Payments (1)
Less than 1 year	$973
1-3 years	1,382
3-5 years	1,186
More than 5 years	137
Total	$3,678
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

ACCENTURE 2023 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	45
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/Swiss franc, U.S. dollar/Australian dollar, U.S. dollar/Chinese yuan, U.S. dollar/U.K. pound and U.S. dollar/Philippine peso, are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee and U.K. pound/Indian rupee, typically have maturities not exceeding three years and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2023, it was anticipated that approximately $3 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $856 million and $693 million as of August 31, 2023 and 2022, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2023 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluations of privately held companies are based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2023.

ACCENTURE 2023 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	46
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

ACCENTURE 2023 FORM 10-K	Item 9A. Controls and Procedures	47
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the fourth quarter of fiscal 2023. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement (2)
Julie Sweet	Chair and chief executive officer	Adopted on July 31, 2023	October 29, 2023 - July 24, 2024	45,000
Manish Sharma	Chief executive officer—North America	Adopted on July 31, 2023	October 29, 2023 - July 24, 2024	9,000
(1)    Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
(2)    The actual number of shares sold under each plan will depend on the vesting of certain performance-based equity awards and the number of shares withheld by Accenture to satisfy its income tax withholding obligations, and may vary from the approximate number provided.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

ACCENTURE 2023 FORM 10-K	Part III	48
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2023 Annual General Meeting of Shareholders filed with the SEC on December 13, 2022.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2024 Annual General Meeting of Shareholders of Accenture plc to be held on January 31, 2024 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2024 Annual General Meeting of Shareholders of Accenture plc to be held on January 31, 2024 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year covered by this Form 10-K.

ACCENTURE 2023 FORM 10-K	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	49
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2023, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	9,265	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	16,061,394	(2)	—	19,452,323
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	10,480,686
Equity compensation plans not approved by shareholders	—		N/A	—
Total	16,070,659			29,933,009
(1)Consists of 9,265 restricted share units.
(2)Consists of 16,061,394 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2024 Annual General Meeting of Shareholders of Accenture plc to be held on January 31, 2024 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2024 Annual General Meeting of Shareholders of Accenture plc to be held on January 31, 2024 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year covered by this Form 10-K.

ACCENTURE 2023 FORM 10-K	Item 14. Principal Accountant Fees And Services	50
Item 14. Principal Accountant Fees And Services
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2024 Annual General Meeting of Shareholders of Accenture plc to be held on January 31, 2024 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year covered by this Form 10-K.

ACCENTURE 2023 FORM 10-K	Part IV	51
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2023 and August 31, 2022 and for the three years ended August 31, 2023—Included in Part II of this Form 10-K:
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

10.10*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)

ACCENTURE 2023 FORM 10-K	52

10.11*	2012 Employment Contract between Accenture SAS and Jean-Marc Ollagnier, together with 2017 and 2022 Addenda (incorporated by reference to Exhibit 10.12 to the August 31, 2022 10-K)
10.12*	Retirement Agreement between Accenture LLP and Jimmy Etheredge (filed herewith)
10.13	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.14	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
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

10.17*	2015 Sub-plan for Restricted Share Units Granted in France, as amended (incorporated by reference to Exhibit 10.1 to the February 28, 2022 10-Q )
10.18*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2023 10-Q)
10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2021 10-Q)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2022 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2023 10-Q)

10.22*	Form of Fiscal 2021 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 28, 2021 10-Q)
10.23*	Form of Fiscal 2022 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 28, 2022 10-Q)
10.24*	Form of Fiscal 2023 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 28, 2023 10-Q)
10.25*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2021 10-Q)

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2022 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2023 10-Q)

10.28*	Form of Fiscal 2023 Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 28, 2023 10-Q)
10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2022 10-Q)

10.30*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2023 10-Q)

10.31*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2023 10-Q)

10.32*	Accenture LLP Leadership Separation Benefits Plan (filed herewith)
10.33*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2022 10-Q)
10.34*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ACCENTURE 2023 FORM 10-K	53

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1*	Mandatory Recoupment Policy (filed herewith)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2023 and August 31, 2022, (ii) Consolidated Income Statements for the years ended August 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2023, 2022 and 2021, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2023, 2022 and 2021, (v) Consolidated Cash Flows Statements for the years ended August 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2023 FORM 10-K	Signatures	54
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 12, 2023 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, KC McClure and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 12, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer, Chair of the Board and Director
Julie Sweet	(principal executive officer)

/s/ KC MCCLURE	Chief Financial Officer
KC McClure	(principal financial officer)

/s/ MELISSA A. BURGUM	Chief Accounting Officer
Melissa A. Burgum	(principal accounting officer)

/s/ GILLES C. PÉLISSON	Lead Director
Gilles C. Pélisson

/s/ JAIME ARDILA	Director
Jaime Ardila

ACCENTURE 2023 FORM 10-K	Signatures	55

/s/ ALAN JOPE	Director
Alan Jope

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ BETH E. MOONEY	Director
Beth E. Mooney

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE 2023 FORM 10-K	Index to Consolidated Financial Statements	F-1
Accenture plc
1

ACCENTURE 2023 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and subsidiaries (the Company) as of August 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ACCENTURE 2023 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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

Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $1,744 million of unrecognized tax benefits as of August 31, 2023. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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

ACCENTURE 2023 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
October 12, 2023

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2023 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2023 and 2022

	August 31, 2023	August 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,045,032	$7,889,833
Short-term investments	4,575	3,973
Receivables and contract assets	12,227,186	11,776,775
Other current assets	2,105,138	1,940,290
Total current assets	23,381,931	21,610,871
NON-CURRENT ASSETS:
Contract assets	106,994	46,844
Investments	197,443	317,972
Property and equipment, net	1,530,007	1,659,140
Lease assets	2,637,479	3,018,535
Goodwill	15,573,003	13,133,293
Deferred contract costs	851,972	807,940
Deferred tax assets	4,154,878	4,001,200
Other non-current assets	2,811,598	2,667,595
Total non-current assets	27,863,374	25,652,519
TOTAL ASSETS	$51,245,305	$47,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$104,810	$9,175
Accounts payable	2,491,173	2,559,485
Deferred revenues	4,907,152	4,478,048
Accrued payroll and related benefits	7,506,030	7,611,794
Income taxes payable	720,778	646,471
Lease liabilities	690,417	707,598
Other accrued liabilities	1,588,678	1,510,925
Total current liabilities	18,009,038	17,523,496
NON-CURRENT LIABILITIES:
Long-term debt	43,093	45,893
Deferred revenues	653,954	712,715
Retirement obligation	1,595,638	1,692,152
Deferred tax liabilities	395,280	318,584
Income taxes payable	1,313,971	1,198,139
Lease liabilities	2,310,714	2,563,090
Other non-current liabilities	465,024	462,233
Total non-current liabilities	6,777,674	6,992,806
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2023 and August 31, 2022	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 664,616,285 and 664,561,282 shares issued as of August 31, 2023 and August 31, 2022, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 325,438 and 500,837 shares issued and outstanding as of August 31, 2023 and August 31, 2022, respectively	—	—
Restricted share units	2,403,374	2,091,382
Additional paid-in capital	12,778,782	10,679,180
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2023 and August 31, 2022; Class A ordinary, 36,351,137 and 33,393,703 shares as of August 31, 2023 and August 31, 2022, respectively	(7,062,512)	(6,678,037)
Retained earnings	19,316,224	18,203,842
Accumulated other comprehensive loss	(1,743,101)	(2,190,342)
Total Accenture plc shareholders’ equity	25,692,839	22,106,097
Noncontrolling interests	765,754	640,991
Total shareholders’ equity	26,458,593	22,747,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,245,305	$47,263,390
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2023 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2023, 2022 and 2021

	2023	2022	2021
REVENUES:
Revenues	$64,111,745	$61,594,305	$50,533,389
OPERATING EXPENSES:
Cost of services	43,380,138	41,892,766	34,169,261
Sales and marketing	6,582,629	6,108,401	5,288,237
General and administrative costs	4,275,943	4,225,957	3,454,362
Business optimization costs	1,063,146	—	—
Total operating expenses	55,301,856	52,227,124	42,911,860
OPERATING INCOME	8,809,889	9,367,181	7,621,529
Interest income	280,409	45,133	33,365
Interest expense	(47,525)	(47,320)	(59,492)
Other income (expense), net	96,559	(72,533)	165,714
Loss on disposition of Russia business	—	(96,294)	—
INCOME BEFORE INCOME TAXES	9,139,332	9,196,167	7,761,116
Income tax expense	2,135,802	2,207,207	1,770,571
NET INCOME	7,003,530	6,988,960	5,990,545
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(7,204)	(7,348)	(6,539)
Net income attributable to noncontrolling interests – other	(124,769)	(104,443)	(77,197)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$6,871,557	$6,877,169	$5,906,809
Weighted average Class A ordinary shares:
Basic	630,608,186	632,762,710	634,745,073
Diluted	638,591,616	642,839,181	645,909,042
Earnings per Class A ordinary share:
Basic	$10.90	$10.87	$9.31
Diluted	$10.77	$10.71	$9.16
Cash dividends per share	$4.48	$3.88	$3.52
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2023 FORM 10-K		F-7

Consolidated Statements of Comprehensive Income
For the Years Ended August 31, 2023, 2022 and 2021

	2023	2022	2021
NET INCOME	$7,003,530	$6,988,960	$5,990,545
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	341,688	(877,256)	35,215
Defined benefit plans	122,268	211,187	55,265
Cash flow hedges	(16,715)	(104,776)	51,811
Investments	—	—	49
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	447,241	(770,845)	142,340
Other comprehensive income (loss) attributable to noncontrolling interests	8,489	(20,186)	1,117
COMPREHENSIVE INCOME	$7,459,260	$6,197,929	$6,134,002

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$7,318,798	$6,106,324	$6,049,149
Comprehensive income attributable to noncontrolling interests	140,462	91,605	84,853
COMPREHENSIVE INCOME	$7,459,260	$6,197,929	$6,134,002
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2023 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2023, 2022 and 2021

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2020	$57	40	$15	658,549	$—	528	$1,585,302	$7,167,227	$(2,565,761)	(24,423)	$12,375,533	$(1,561,837)	$17,000,536	$498,637	$17,499,173
Net income											5,906,809		5,906,809	83,736	5,990,545
Other comprehensive income (loss)												142,340	142,340	1,117	143,457
Purchases of Class A shares								3,622	(3,693,747)	(13,957)			(3,690,125)	(3,622)	(3,693,747)
Cancellation of treasury shares				(10,263)				(255,809)	2,105,666	10,263	(1,849,857)		—		—
Share-based compensation expense							1,253,679	89,272					1,342,951		1,342,951
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(15)		(9,377)					(9,377)		(9,377)
Issuances of Class A ordinary shares for employee share programs				8,305			(1,176,967)	1,617,702	745,351	3,572	(121,343)		1,064,743	1,032	1,065,775
Dividends							88,770				(2,322,394)		(2,233,624)	(2,470)	(2,236,094)
Other, net								5,201					5,201	(10,770)	(5,569)
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2023 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2023, 2022 and 2021

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											6,877,169		6,877,169	111,791	6,988,960
Other comprehensive income (loss)												(770,845)	(770,845)	(20,186)	(791,031)
Purchases of Class A shares								3,954	(4,111,266)	(12,181)			(4,107,312)	(3,954)	(4,111,266)
Share-based compensation expense							1,571,059	108,730					1,679,789		1,679,789
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(12)		(5,112)					(5,112)		(5,112)
Issuances of Class A shares for employee share programs				7,970			(1,333,963)	1,943,912	841,720	3,292	(103,889)		1,347,780	1,284	1,349,064
Dividends							103,502				(2,558,186)		(2,454,684)	(2,622)	(2,457,306)
Other, net								9,858					9,858	(12,982)	(3,124)
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2023 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2023, 2022 and 2021

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											6,871,557		6,871,557	131,973	7,003,530
Other comprehensive income (loss)												447,241	447,241	8,489	455,730
Purchases of Class A shares								3,915	(4,322,529)	(15,314)			(4,318,614)	(3,915)	(4,322,529)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,790,886	122,165					1,913,051		1,913,051
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(176)		(7,874)					(7,874)		(7,874)
Issuances of Class A shares for employee share programs				8,883			(1,592,561)	2,151,005	1,342,773	3,529	(401,493)		1,499,724	1,345	1,501,069
Dividends							113,667				(2,938,102)		(2,824,435)	(2,959)	(2,827,394)
Other, net								6,092					6,092	(10,170)	(4,078)
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2023 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2023, 2022 and 2021

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,003,530	$6,988,960	$5,990,545
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	2,281,085	2,088,216	1,891,242
Share-based compensation expense	1,913,051	1,679,789	1,342,951
Deferred tax expense (benefit)	(268,953)	(213,294)	60,930
Other, net	(219,082)	(195,975)	(342,849)
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	87,669	(2,411,735)	(1,471,613)
Other current and non-current assets	(526,228)	(716,910)	(591,836)
Accounts payable	(171,217)	374,349	825,472
Deferred revenues, current and non-current	159,819	648,506	554,830
Accrued payroll and related benefits	(261,913)	1,271,999	1,445,010
Income taxes payable, current and non-current	113,251	473,313	111,795
Other current and non-current liabilities	(586,744)	(446,089)	(841,329)
Net cash provided by (used in) operating activities	9,524,268	9,541,129	8,975,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(528,172)	(717,998)	(580,132)
Purchases of businesses and investments, net of cash acquired	(2,530,863)	(3,447,552)	(4,171,123)
Proceeds from the sale of businesses and investments, net of cash transferred	424,387	(107,659)	413,553
Other investing, net	12,178	12,580	27,936
Net cash provided by (used in) investing activities	(2,622,470)	(4,260,629)	(4,309,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,501,069	1,349,064	1,065,775
Purchases of shares	(4,330,403)	(4,116,378)	(3,703,124)
Proceeds from (repayments of) debt, net	93,258	(16,453)	(7,798)
Cash dividends paid	(2,827,394)	(2,457,306)	(2,236,094)
Other financing, net	(81,856)	(69,953)	(45,096)
Net cash provided by (used in) financing activities	(5,645,326)	(5,311,026)	(4,926,337)
Effect of exchange rate changes on cash and cash equivalents	(101,273)	(247,815)	13,799
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,155,199	(278,341)	(247,156)
CASH AND CASH EQUIVALENTS, beginning of period	7,889,833	8,168,174	8,415,330
CASH AND CASH EQUIVALENTS, end of period	$9,045,032	$7,889,833	$8,168,174
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$46,505	$45,970	$36,132
Income taxes paid, net	$2,315,920	$1,778,922	$1,566,753
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa and the Middle East). We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries.
The shares of Accenture Canada Holdings Inc. held by persons other than us are treated as noncontrolling interests in the Consolidated Financial Statements. The noncontrolling interests were less than 1% as of August 31, 2023 and 2022, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2023” means the 12-month period that ended on August 31, 2023. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Our revenues are derived from contracts for managed services, technology integration consulting services and non-technology integration consulting services. These contracts have different terms based on the scope, performance obligations and complexity of the engagement, which frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts, fee-per-transaction contracts and contracts with multiple fee types.
The nature of our contracts gives rise to several types of variable consideration, including incentive fees. Many contracts include incentives or penalties related to costs incurred, benefits produced or adherence to schedules that may increase the

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-13

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
Managed Services Contracts
Our managed services contracts typically span several years. Revenues are generally recognized on managed services contracts over time because our clients benefit from the services as they are performed. Managed services contracts require us to provide a series of distinct services each period over the contract term. Revenues from unit-priced contracts are recognized as transactions are processed. When contractual billings represent an amount that corresponds directly with the value provided to the client (e.g., time-and-materials contracts), revenues are recognized as amounts become billable in accordance with contract terms.
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
For some managed services contracts, we receive payments for transition or set-up activities, which are deferred and recognized as revenue as the services are provided. These advance payments are typically not a significant financing component because they are used to meet working capital demands in the early stages of a contract and to protect us from

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-14

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
Allowance for Credit Losses—Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of August 31, 2023 and 2022, the total allowances recorded for credit losses recorded for client receivables and contract assets was $26,343 and $25,786, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-15

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
Our non-current investments are as follows:

	August 31, 2023	August 31, 2022
Equity method investments	$23,985	$164,164
Investments without readily determinable fair values	173,458	153,808
Total non-current investments	$197,443	$317,972
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net.
As of August 31, 2022, our equity method investments consisted primarily of an investment in Duck Creek Technologies. On March 30, 2023, Duck Creek Technologies was acquired by Vista Equity Partners for $19.00 per share. As part of this transaction, we received proceeds of $400,355 and recorded a gain of $252,920 in Other income (expense), net during fiscal 2023.
For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Depreciation and Amortization
See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for fiscal 2023 and 2022, respectively.

	Fiscal
	2023	2022
Depreciation	$620,659	$591,748
Amortization—Deferred transition	339,139	280,093
Amortization—Intangible assets	440,957	438,897
Operating lease cost	868,082	769,806
Other	12,248	7,672
Total depreciation, amortization and other	$2,281,085	$2,088,216
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-16

Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2023 or 2022, as each reportable segment’s estimated fair value substantially exceeded its carrying value.
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
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2023	2022	2021
Research and development costs	$1,298,657	$1,123,296	$1,118,320
Advertising costs (1)	100,652	119,202	171,883
Provision for (release of) doubtful accounts (2)	3,856	(2,284)	6,199
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowance for Credit Losses—Client Receivables and Contract Assets.”
Business Optimization
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We recorded $1,063,146 of business optimization costs during fiscal 2023, including $769,909 for employee severance and other personnel costs and $293,237 related to the consolidation of office space. Total business optimization costs by reportable operating segment are as follows:

Fiscal
2023
North America	$464,879
Europe	432,853
Growth Markets	165,414
Total business optimization costs	$1,063,146
We continue to expect to record total business optimization costs of approximately $1.5 billion related to these actions, with approximately $450 million in fiscal 2024 related primarily to employee severance. The actual amount and timing of severance and other personnel costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-17

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $26 billion and $24 billion as of August 31, 2023 and 2022, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 67% of our remaining performance obligations as of August 31, 2023 as revenue in fiscal 2024, an additional 13% in fiscal 2025, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for both fiscal 2023 and 2022.
Contract Balances
Deferred transition revenues were $653,954 and $712,715 as of August 31, 2023 and 2022, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $851,972 and $807,940 as of August 31, 2023 and 2022, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2023, 2022 and 2021 was $339,139, $280,093 and $297,216, respectively.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of August 31, 2023	As of August 31, 2022
Receivables	$10,690,713	$10,484,211
Contract assets (current)	1,536,473	1,292,564
Receivables and contract assets, net of allowance (current)	12,227,186	11,776,775
Contract assets (non-current)	106,994	46,844
Deferred revenues (current)	4,907,152	4,478,048
Deferred revenues (non-current)	653,954	712,715
Changes in the contract asset and liability balances during fiscal 2023, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2023 that were included in Deferred revenues as of August 31, 2022 were $3.9 billion. Revenues recognized during fiscal 2022 that were included in Deferred revenues as of August 31, 2021 were $3.7 billion.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-18

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2023	2022	2021
Basic Earnings per share
Net income attributable to Accenture plc	$6,871,557	$6,877,169	$5,906,809
Basic weighted average Class A ordinary shares	630,608,186	632,762,710	634,745,073
Basic earnings per share	$10.90	$10.87	$9.31
Diluted Earnings per share
Net income attributable to Accenture plc	$6,871,557	$6,877,169	$5,906,809
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	7,204	7,348	6,539
Net income for diluted earnings per share calculation	$6,878,761	$6,884,517	$5,913,348
Basic weighted average Class A ordinary shares	630,608,186	632,762,710	634,745,073
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	660,420	675,949	702,567
Diluted effect of employee compensation related to Class A ordinary shares	7,207,770	9,045,668	10,344,620
Diluted effect of share purchase plans related to Class A ordinary shares	115,240	354,854	116,782
Diluted weighted average Class A ordinary shares	638,591,616	642,839,181	645,909,042
Diluted earnings per share	$10.77	$10.71	$9.16
(1)Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-19

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2023	2022	2021
Foreign currency translation
Beginning balance	$(1,852,320)	$(975,064)	$(1,010,279)
Foreign currency translation	349,151	(904,530)	36,562
Income tax benefit (expense)	918	6,975	(346)
Portion attributable to noncontrolling interests	(8,381)	20,299	(1,001)
Foreign currency translation, net of tax	341,688	(877,256)	35,215
Ending balance	(1,510,632)	(1,852,320)	(975,064)

Defined benefit plans
Beginning balance	(348,771)	(559,958)	(615,223)
Actuarial gains (losses)	147,499	238,865	(50,166)
Pension settlement	(9,481)	—	39,016
Prior service costs arising during the period	11,888	1,052	27,570
Reclassifications into net periodic pension and post-retirement expense	34,634	51,061	49,864
Income tax benefit (expense)	(62,147)	(79,567)	(10,959)
Portion attributable to noncontrolling interests	(125)	(224)	(60)
Defined benefit plans, net of tax	122,268	211,187	55,265
Ending balance	(226,503)	(348,771)	(559,958)

Cash flow hedges
Beginning balance	10,749	115,525	63,714
Unrealized gain (loss)	(64,331)	(14,310)	168,244
Reclassification adjustments into Cost of services	27,865	(92,275)	(102,676)
Income tax benefit (expense)	19,734	1,698	(13,701)
Portion attributable to noncontrolling interests	17	111	(56)
Cash flow hedges, net of tax	(16,715)	(104,776)	51,811
Ending balance (1)	(5,966)	10,749	115,525

Investments
Beginning balance	—	—	(49)
Unrealized gain (loss)	—	—	49
Income tax benefit (expense)	—	—	—
Portion attributable to noncontrolling interests	—	—	—
Investments, net of tax	—	—	49
Ending balance	—	—	—

Accumulated other comprehensive loss	$(1,743,101)	$(2,190,342)	$(1,419,497)
(1)As of August 31, 2023, $2,975 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-20

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2023	August 31, 2022
Buildings and land	$—	$5,609
Computers, related equipment and software	2,112,846	2,154,989
Furniture and fixtures	433,473	442,499
Leasehold improvements	1,558,373	1,546,230
Property and equipment, gross	4,104,692	4,149,327
Total accumulated depreciation	(2,574,685)	(2,490,187)
Property and equipment, net	$1,530,007	$1,659,140
Depreciation expense for fiscal 2023, 2022 and 2021 was $620,659, $591,748 and $512,051, respectively.

6. Business Combinations and Dispositions
Business Combinations
We completed a number of individually immaterial acquisitions during fiscal 2023, 2022 and 2021. These acquisitions were completed primarily to expand our services and solutions offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2023	2022	2021
Total consideration	$2,482,109	$3,416,981	$4,109,145
Goodwill	2,094,972	2,758,893	3,388,948
Intangible assets	544,661	737,040	983,910
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-21

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2021	Additions/ Adjustments	Foreign Currency Translation	August 31, 2022	Additions/ Adjustments	Foreign Currency Translation	August 31, 2023
Geographic Markets
North America	$6,618,198	$1,133,033	$(6,649)	$7,744,582	$1,145,007	$(13,539)	$8,876,050
Europe	3,329,746	1,447,463	(643,118)	4,134,091	596,352	378,718	5,109,161
Growth Markets	1,177,917	162,483	(85,780)	1,254,620	389,307	(56,135)	1,587,792
Total	$11,125,861	$2,742,979	$(735,547)	$13,133,293	$2,130,666	$309,044	$15,573,003
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2022			August 31, 2023
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,498,001	$(842,056)	$1,655,945	$2,842,257	$(999,604)	$1,842,653
Technology	283,251	(96,782)	186,469	289,989	(141,022)	148,967
Patents	126,950	(70,745)	56,205	123,579	(70,472)	53,107
Other	62,875	(30,686)	32,189	65,138	(36,908)	28,230
Total	$2,971,077	$(1,040,269)	$1,930,808	$3,320,963	$(1,248,006)	$2,072,957
Total amortization related to our intangible assets was $440,957, $438,897 and $312,706 for fiscal 2023, 2022 and 2021, respectively. Estimated future amortization related to intangible assets held as of August 31, 2023 is as follows:

Fiscal Year	Estimated Amortization
2024	$427,055
2025	392,674
2026	343,203
2027	278,129
2028	246,667
Thereafter	385,229
Total	$2,072,957

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-22

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
As of August 31, 2023 and 2022, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

	Fiscal
	2023	2022
Operating lease cost	$868,082	$769,806
Variable lease cost	213,078	187,087
Sublease income	(17,061)	(16,804)
Total	$1,064,099	$940,089
Supplemental information related to operating lease transactions is as follows:

	Fiscal
	2023	2022
Lease liability payments	$768,797	$730,815
Lease assets obtained in exchange for liabilities	434,179	690,767
As of August 31, 2023 and 2022, our operating leases had a weighted average remaining lease term of 6.9 years and 7.3 years, respectively, and a weighted average discount rate of 3.8% and 3.7%, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-23

The following maturity analysis presents future undiscounted cash outflows (inflows) for operating leases as of August 31, 2023:

	Lease Payments	Sublease Receipts
2024	$705,584	$(12,793)
2025	608,099	(9,827)
2026	475,299	(6,960)
2027	375,738	(6,397)
2028	292,983	(6,301)
Thereafter	939,243	(6,268)
Total lease payments (receipts)	$3,396,946	$(48,546)
Less interest	(395,815)
Total lease liabilities	$3,001,131
As of August 31, 2023, we have entered into leases that have not yet commenced with future lease payments of $141,662 that are not reflected in the table above. These leases are primarily related to office real estate and will commence in or before fiscal 2025 with lease terms of up to 10 years.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-24

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $104,420 as of August 31, 2023.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2023 was $114,741.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2023 and 2022, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net losses of $27,865, and net gains of $92,275 and $102,676 during fiscal 2023, 2022 and 2021, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2023, 2022 and 2021, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2023, 2022 or 2021.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-25

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net losses of $135,586, $168,625 and $15,370 for fiscal 2023, 2022 and 2021, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2023	August 31, 2022
Assets
Cash Flow Hedges
Other current assets	$52,995	$89,867
Other non-current assets	44,739	69,209
Other Derivatives
Other current assets	6,686	8,657
Total assets	$104,420	$167,733
Liabilities
Cash Flow Hedges
Other accrued liabilities	$50,020	$61,156
Other non-current liabilities	26,076	42,537
Other Derivatives
Other accrued liabilities	38,645	83,792
Total liabilities	$114,741	$187,485
Total fair value	$(10,321)	$(19,752)
Total notional value	$13,390,031	$11,095,604
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

	August 31, 2023	August 31, 2022
Net derivative assets	$50,528	$140,073
Net derivative liabilities	60,849	159,825
Total fair value	$(10,321)	$(19,752)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-26

10. Borrowings and Indebtedness
As of August 31, 2023 and 2022, we had total outstanding debt of $147,903 and $55,068, respectively.
As of August 31, 2023, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$3,000,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,777,938
Local guaranteed and non-guaranteed lines of credit (3)	246,818
Total	$5,024,756
(1)This facility, which matures on April 24, 2026, provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit and short-term commercial paper. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2023, we had $100,000 of commercial paper outstanding and backed by this facility, with a weighted-average effective interest rate of 5.4%. We did not have any commercial paper outstanding as of August 31, 2022.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2023 and 2022, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2023 and 2022, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $1,080,819 and $892,340 of letters of credit outstanding as of August 31, 2023 and 2022, respectively. We also had $100,000 of commercial paper outstanding as of August 31, 2023. We did not have any commercial paper outstanding as of August 31, 2022. The amount of commercial paper and letters of credit outstanding reduces the available borrowing capacity under these facilities.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-27

11. Income Taxes

	Fiscal
	2023	2022	2021
Current taxes
U.S. federal	$422,435	$298,685	$218,064
U.S. state and local	220,043	152,862	95,662
Non-U.S.	1,762,277	1,968,954	1,395,915
Total current tax expense	2,404,755	2,420,501	1,709,641
Deferred taxes
U.S. federal	(334,942)	(202,318)	7,767
U.S. state and local	(63,098)	(48,597)	(5,400)
Non-U.S.	129,087	37,621	58,563
Total deferred tax (benefit) expense	(268,953)	(213,294)	60,930
Total	$2,135,802	$2,207,207	$1,770,571
The components of Income before income taxes are as follows:

	Fiscal
	2023	2022	2021
U.S. sources	$1,562,011	$1,644,380	$1,597,820
Non-U.S. sources	7,577,321	7,551,787	6,163,296
Total	$9,139,332	$9,196,167	$7,761,116
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal
	2023	2022 (2)	2021 (2)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local taxes, net	1.3	1.1	1.2
Non-U.S. operations taxed at other rates	1.4	0.8	1.1
Final determinations (1)	(1.0)	(0.9)	(1.7)
Other net activity in unrecognized tax benefits	3.2	3.0	2.8
Excess tax benefits from share based payments	(1.3)	(3.0)	(2.1)
Foreign-derived intangible income deduction	(2.3)	(1.1)	(0.9)
Other, net	1.1	3.1	1.4
Effective income tax rate	23.4%	24.0%	22.8%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
(2)Prior period amounts have been reclassified to conform with the current period presentation.
As of August 31, 2023, we had not recognized a deferred tax liability on approximately $3,000,000 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $170,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire in fiscal 2031. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $40,000, $29,000 and $37,000 in fiscal 2023, 2022 and 2021, respectively.
The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2023, 2022, or 2021.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-28

The components of our deferred tax assets and liabilities included the following:

	August 31, 2023	August 31, 2022 (1)
Deferred tax assets
Pensions	$518,782	$501,475
Compensation and benefits	909,894	930,284
Share-based compensation	518,126	436,740
Tax credit carryforwards	1,380,841	940,640
Net operating loss carryforwards	172,690	180,610
Deferred amortization deductions	842,471	852,513
Indirect effects of unrecognized tax benefits	315,145	356,841
Licenses and other intangibles	1,089,720	1,322,464
Leases	715,393	759,399
Capitalized research costs	363,135	—
Other	657,346	477,143
Total deferred tax assets	7,483,543	6,758,109
Valuation allowance	(1,480,678)	(1,056,022)
Deferred tax assets, net of valuation allowance	6,002,865	5,702,087
Deferred tax liabilities
Pensions	(205,411)	(146,553)
Revenue recognition	(77,864)	(106,580)
Investments in subsidiaries	(176,539)	(162,873)
Intangibles	(647,477)	(581,105)
Leases	(625,190)	(687,428)
Other	(510,786)	(334,932)
Total deferred tax liabilities	(2,243,267)	(2,019,471)
Net deferred tax assets	$3,759,598	$3,682,616
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $1,480,678 and $1,056,022 as of August 31, 2023 and 2022, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2023 and 2022, we recorded net increases of $424,656 and $54,777 in the valuation allowance, respectively, primarily related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2023 of $1,380,841, of which $31,995 will expire between 2024 and 2033, $336 will expire between 2034 and 2043, and $1,348,510 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2023 of $809,894. Of this amount, $200,928 expires between 2024 and 2033, $13,640 expires between 2034 and 2043, and $595,326 has an indefinite carryforward period.
As of August 31, 2023, we had $1,744,481 of unrecognized tax benefits, of which $1,289,173, if recognized, would favorably affect our effective tax rate. As of August 31, 2022, we had $1,469,336 of unrecognized tax benefits, of which $1,083,065, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2023 and 2022 of $455,308 and $386,271, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-29

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2023	2022
Balance, beginning of year	$1,469,336	$1,344,460
Additions for tax positions related to the current year	446,929	356,089
Additions for tax positions related to prior years	99,926	29,060
Reductions for tax positions related to prior years	(152,799)	(69,023)
Statute of limitations expirations	(72,039)	(62,393)
Settlements with tax authorities	(60,292)	(2,109)
Cumulative translation adjustment	13,420	(126,748)
Balance, end of year	$1,744,481	$1,469,336
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2023, 2022 and 2021, we recognized expense of $21,137, $25,369 and $35,285 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $172,163 ($161,753, net of tax benefits) and $177,610 ($159,814, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2023 and 2022, respectively.
As a global company, we file tax returns in multiple tax jurisdictions including the U.S. and Ireland. We have participated in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”) program since fiscal 2016. CAP tax years are examined by the IRS on a contemporaneous basis so that most issues are resolved prior to filing the tax return. The years from fiscal 2021 forward remain open for examination by the IRS. The years from fiscal 2019 forward remain open for examination by the Irish tax authorities. We are currently under audit in U.S. state and other non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to examination by those taxing authorities for years before 2015. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $358,000 or increase by approximately $572,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-30

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2023		August 31, 2022		August 31, 2021		August 31, 2023	August 31, 2022	August 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	5.00%	4.68%	4.25%	3.99%	2.50%	2.41%	5.00%	4.28%	2.53%
Discount rate for determining net periodic pension expense	4.25%	3.99%	2.50%	2.41%	2.50%	2.27%	4.28%	2.53%	2.51%
Long term rate of return on plan assets	3.50%	3.19%	3.50%	2.23%	3.50%	2.63%	2.88%	2.89%	3.06%
Rate of increase in future compensation for determining projected benefit obligation	2.07%	5.13%	2.07%	5.30%	2.09%	4.48%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.07%	5.30%	2.09%	4.48%	2.21%	4.04%	N/A	N/A	N/A
Interest crediting rate for determining projected benefit obligation	N/A	1.59%	N/A	1.37%	N/A	0.77%	N/A	N/A	N/A
Interest crediting rate for determining net periodic pension expense	N/A	1.37%	N/A	0.77%	N/A	0.68%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.7% for the plan year ending August 31, 2024. The rate is assumed to decrease on a straight-line basis to 4.0% for the plan year ending August 31, 2048 and remain at that level thereafter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-31

Pension and Postretirement Expense
Pension expense for fiscal 2023, 2022 and 2021 was $206,346, $188,001 and $169,471, respectively. Postretirement expense for fiscal 2023, 2022 and 2021 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2023 and 2022 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2023		August 31, 2022		August 31, 2023	August 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$328,907	$2,011,658	$406,328	$2,337,120	$589,744	$734,271
Service cost	1,622	137,002	2,087	128,723	30,079	36,066
Interest cost	12,440	75,765	7,762	49,136	23,807	17,127
Participant contributions	—	21,868	—	20,274	—	—
Acquisitions/divestitures/transfers	—	21,941	—	36,262	28	—
Amendments	—	(11,888)	—	(1,052)	—	—
Special termination benefits	—	—	—	—	200	—
Plan combinations	—	319	—	—	—	—
Actuarial (gain) loss	(13,635)	(176,748)	(70,541)	(218,036)	(122,473)	(181,512)
Benefits paid	(17,463)	(119,697)	(16,729)	(104,257)	(19,698)	(15,515)
Exchange rate impact	—	72,513	—	(236,512)	(709)	(693)
Benefit obligation, end of year	$311,871	$2,032,733	$328,907	$2,011,658	$500,978	$589,744
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$233,260	$1,126,871	$291,652	$1,326,259	$25,793	$32,550
Actual return on plan assets	(10,141)	(104,173)	(52,564)	(119,123)	(653)	(4,985)
Acquisitions/divestitures/transfers	—	19,358	—	8,097	—	—
Employer contributions	10,940	126,996	10,901	120,322	22,949	13,743
Participant contributions	—	21,868	—	20,274	—	—
Pension settlement	—	—	—	378	—	—
Benefits paid	(17,463)	(119,697)	(16,729)	(104,257)	(19,698)	(15,515)
Exchange rate impact	—	55,164	—	(125,079)	—	—
Fair value of plan assets, end of year	$216,596	$1,126,387	$233,260	$1,126,871	$28,391	$25,793
Funded status, end of year	$(95,275)	$(906,346)	$(95,647)	$(884,787)	$(472,587)	$(563,951)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$6,556	$124,600	$7,901	$148,836	$—	$—
Current liabilities	(11,495)	(64,913)	(10,529)	(60,642)	(1,210)	(1,267)
Non-current liabilities	(90,336)	(966,033)	(93,019)	(972,981)	(471,377)	(562,684)
Funded status, end of year	$(95,275)	$(906,346)	$(95,647)	$(884,787)	$(472,587)	$(563,951)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-32

Accumulated Other Comprehensive (Gain) Loss
The pre-tax accumulated net (gain) loss and prior service (credit) cost recognized in Accumulated other comprehensive (gain) loss as of August 31, 2023 and 2022 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2023		August 31, 2022		August 31, 2023	August 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net (gain) loss	$90,199	$324,500	$93,663	$370,478	$(96,281)	$23,526
Prior service (credit) cost	—	(19,138)	—	(4,478)	5,122	6,101
Accumulated other comprehensive (gain) loss, pre-tax	$90,199	$305,362	$93,663	$366,000	$(91,159)	$29,627
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2023 and 2022 is as follows:

	August 31, 2023		August 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$309,898	$1,771,880	$325,991	$1,730,451
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2023 and 2022:

	Pension Plans				Postretirement Plans
	August 31, 2023		August 31, 2022		August 31, 2023	August 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$101,830	$1,328,422	$103,548	$1,364,096	$500,978	$589,744
Fair value of plan assets	—	297,495	—	330,473	28,391	25,793

	August 31, 2023		August 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$101,830	$1,036,344	$103,548	$1,073,411
Fair value of plan assets	—	233,905	—	279,864
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-33

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
Plan Assets
Our target allocation for fiscal 2024 and weighted-average plan assets allocations as of August 31, 2023 and 2022 by asset category for defined benefit pension plans are as follows:

	2024 Target Allocation		2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	27%	—%	19%	—%	21%
Debt securities	100	35	95	43	97	50
Cash and short-term investments	—	6	5	6	3	4
Insurance contracts	—	22	—	22	—	15
Other	—	10	—	10	—	10
Total	100%	100%	100%	100%	100%	100%
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
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-34

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2023 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$7,430	$188,796	$—	$196,226
Non-U.S. corporate equity securities	—	18,163	—	18,163
Fixed Income
Non-U.S. government debt securities	192,484	88,274	—	280,758
Non-U.S. corporate debt securities	17,568	—	—	17,568
Mutual fund debt securities	—	189,337	—	189,337
Cash and short-term investments	65,401	—	—	65,401
Insurance contracts	—	68,569	180,353	248,922
Other	—	82,455	27,557	110,012
Total	$282,883	$635,594	$207,910	$1,126,387
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $244,987 in Level 2 assets, primarily made up of U.S. corporate debt securities of $162,799 and U.S. government, state and local debt securities of $38,656.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2023:

Level 3 Assets	Fiscal 2023
Beginning balance	$97,881
Changes in fair value	110,029
Ending Balance	$207,910
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2022 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$4,954	$234,339	$—	$239,293
Fixed Income
Non-U.S. government debt securities	168,705	—	—	168,705
Non-U.S. corporate debt securities	16,238	—	—	16,238
Mutual fund debt securities	—	379,989	—	379,989
Cash and short-term investments	48,089	—	—	48,089
Insurance contracts	—	69,902	97,881	167,783
Other	—	106,774	—	106,774
Total	$237,986	$791,004	$97,881	$1,126,871
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $259,053 in Level 2 assets, primarily made up of U.S. corporate debt securities of $161,031 and U.S. government, state and local debt securities of $55,217.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2022:

Level 3 Assets	Fiscal 2022
Beginning balance	$130,934
Changes in fair value	(33,053)
Ending Balance	$97,881

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-35

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $169,664 in fiscal 2024 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2024 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2024	$18,726	$136,479	$13,473
2025	19,693	138,786	14,939
2026	20,485	144,204	16,542
2027	21,186	167,185	18,440
2028	21,824	184,746	20,189
2029-2033	114,568	981,670	130,673
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $976,230, $823,720 and $646,519 in fiscal 2023, 2022 and 2021, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-36

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by our shareholders in 2022 (the “Amended 2010 SIP”), is administered by the Compensation, Culture & People Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 127,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2023, there were 19,452,323 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2023	2022	2021
Total share-based compensation expense included in Net income	$1,913,051	$1,679,789	$1,342,951
Income tax benefit related to share-based compensation included in Net income	585,767	680,335	486,980
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2023 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2022	14,586,892	$283.16
Granted (1)	8,911,674	267.37
Vested (2)	(6,919,616)	248.06
Forfeited	(1,018,192)	291.38
Nonvested balance as of August 31, 2023	15,560,758	$289.19
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2023, 2022 and 2021 was $267.37, $387.73 and $263.83, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2023, 2022 and 2021 was $1,716,464, $1,343,403 and $1,156,501, respectively.
As of August 31, 2023, there was $1,654,658 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.2 years. As of August 31, 2023, there were 509,901 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-37

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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2023, we had issued 79,519,314 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 5,710,542, 4,366,262 and 4,486,288 shares to employees in fiscal 2023, 2022 and 2021, respectively, under the 2010 ESPP.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-38

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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2023, our aggregate available authorization was $2,490,054 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-39

Our share purchase activity during fiscal 2023 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	12,773,304	$3,631,369	—	$—
Other share purchase programs	—	—	26,735	7,874
Other purchases (2)	2,540,236	691,160	—	—
Total	15,313,540	$4,322,529	26,735	$7,874
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2023, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Cancellation of Treasury Shares
During fiscal 2023, we cancelled 8,828,496 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $2,595,281. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during fiscal 2023 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2022	$1.12	October 13, 2022	$704,938	October 11, 2022	$629	$705,567
February 15, 2023	1.12	January 12, 2023	707,156	January 10, 2023	866	708,022
May 15, 2023	1.12	April 13, 2023	707,002	April 11, 2023	740	707,742
August 15, 2023	1.12	July 13, 2023	705,339	July 11, 2023	724	706,063
Total Dividends			$2,824,435		$2,959	$2,827,394
The payment of cash dividends includes the net effect of $113,667 of additional restricted stock units being issued as a part of our share plans, which resulted in 391,233 restricted share units being issued.
Subsequent Events
On September 27, 2023, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.29 per share on our Class A ordinary shares for shareholders of record at the close of business on October 12, 2023, payable on November 15, 2023.
On September 27, 2023, the Board of Directors of Accenture plc approved $4,000,000 in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,490,054.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-40

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
As of August 31, 2023 and 2022, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,793,000 and $1,349,000, respectively, of which all but approximately $51,000 and $49,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of August 31, 2023 and 2022, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,294,653 and $1,116,298, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of August 31, 2023, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On October 27, 2020, the court issued an order largely denying Accenture’s motion to dismiss the claims against us. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we appealed. On August 17, 2023, the appeals court vacated the class certification and remanded the case to the district court for consideration of, among other things, the class action waiver signed by Starwood customer plaintiffs. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-41

After Accenture Federal Services (“AFS”) made a voluntary disclosure to the U.S. government, the U.S. Department of Justice (“DOJ”) initiated a civil and criminal investigation concerning whether one or more employees provided inaccurate submissions to an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. AFS is responding to an administrative subpoena and cooperating with DOJ’s investigation. This matter could subject us to adverse consequences as described in Part I, Item 1A, Risk Factors – “Our work with government clients exposes us to additional risks inherent in the government contracting environment”. We cannot at this time determine when or how this matter will be resolved or estimate the cost or range of costs that are reasonably likely to be incurred in connection with this matter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-42

16. Segment Reporting
Operating segments are components of an enterprise where separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
Our chief operating decision makers are our Chief Executive Officer and Chief Financial Officer. Our operating segments are managed separately because each operating segment represents a strategic business unit providing consulting and managed services to clients across different industries.
Our three reportable segments are our geographic markets, which are North America, Europe and Growth Markets. Amounts are attributed to geographic markets based on where clients are located. In the first quarter of fiscal 2024, our Middle East and Africa market units will move from Growth Markets to Europe, and the Europe market will be referred to as our Europe, Middle East and Africa (EMEA) geographic market.
Information regarding our geographic markets is as follows:

Fiscal 2023	North America	Europe	Growth Markets	Total
Revenues	$30,295,587	$21,285,122	$12,531,036	$64,111,745
Depreciation and amortization (1)	553,840	489,547	368,686	1,412,073
Operating income	4,473,701	2,332,678	2,003,510	8,809,889
Net assets as of August 31 (2)	4,091,045	2,527,587	1,006,414	7,625,046
Property & equipment, net	541,484	451,802	536,721	1,530,007
Fiscal 2022
Revenues	$29,121,385	$20,263,550	$12,209,370	$61,594,305
Depreciation and amortization (1)	484,894	452,825	381,467	1,319,186
Operating income	4,976,890	2,437,313	1,952,978	9,367,181
Net assets as of August 31 (2)	3,981,668	2,331,300	1,127,828	7,440,796
Property & equipment, net	598,116	430,179	630,845	1,659,140
Fiscal 2021
Revenues	$23,701,341	$16,749,484	$10,082,564	$50,533,389
Depreciation and amortization (1)	379,105	403,802	344,656	1,127,563
Operating income	3,907,883	2,236,462	1,477,184	7,621,529
Net assets as of August 31 (2)	3,141,318	1,564,660	862,755	5,568,733
Property & equipment, net	537,392	455,862	645,851	1,639,105
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
Our business in the United States represented 45% of our consolidated revenues during fiscal 2023, 2022 and 2021, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated revenues during fiscal 2023 and 2022 and 2% during fiscal 2021.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-43

We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2023	August 31, 2022	August 31, 2021
United States	33%	33%	27%
India	15	17	17
Ireland	2	6	7
Revenues by industry group and type of work are as follows:

	Fiscal
	2023	2022	2021
Industry Groups (1)
Communications, Media & Technology	$11,452,914	$12,199,797	$9,801,349
Financial Services	12,131,531	11,810,582	9,932,523
Health & Public Service	12,560,458	11,226,464	9,498,234
Products	19,103,892	18,275,419	14,438,537
Resources	8,862,950	8,082,043	6,862,746
Total	$64,111,745	$61,594,305	$50,533,389
Type of Work
Consulting	$33,613,008	$34,075,856	$27,337,699
Managed Services (2)	30,498,737	27,518,449	23,195,690
Total	$64,111,745	$61,594,305	$50,533,389
(1)Effective June 1, 2022, we revised the reporting of our industry groups for the movement of Aerospace & Defense from Communications, Media & Technology to Products. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Previously referred to as our outsourcing business.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2023 FORM 10-K		F-44

17. Quarterly Data (unaudited)

Fiscal 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$15,747,802	$15,814,158	$16,564,585	$15,985,200	$64,111,745
Cost of services	10,561,660	10,979,392	11,035,515	10,803,571	43,380,138
Operating income	2,593,100	1,944,581	2,359,288	1,912,920	8,809,889
Net income	1,996,300	1,550,683	2,048,335	1,408,212	7,003,530
Net income attributable to Accenture plc	1,964,950	1,523,648	2,009,996	1,372,963	6,871,557
Weighted average Class A ordinary shares:
—Basic	630,137,262	630,845,147	631,535,162	629,922,331	630,608,186
—Diluted	638,766,821	637,735,390	638,743,434	639,249,070	638,591,616
Earnings per Class A ordinary share:
—Basic	$3.12	$2.42	$3.18	$2.18	$10.90
—Diluted	$3.08	$2.39	$3.15	$2.15	$10.77

Fiscal 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$14,965,153	$15,046,693	$16,158,803	$15,423,656	$61,594,305
Cost of services	10,048,364	10,522,734	10,844,069	10,477,599	41,892,766
Operating income	2,434,294	2,061,580	2,603,118	2,268,189	9,367,181
Net income	1,819,730	1,657,529	1,819,316	1,692,385	6,988,960
Net income attributable to Accenture plc	1,791,024	1,634,942	1,786,075	1,665,128	6,877,169
Weighted average Class A ordinary shares:
—Basic	632,280,932	633,956,712	632,749,442	632,095,422	632,762,710
—Diluted	644,922,661	644,127,093	641,004,741	640,914,760	642,839,181
Earnings per Class A ordinary share:
—Basic	$2.83	$2.58	$2.82	$2.63	$10.87
—Diluted	$2.78	$2.54	$2.79	$2.60	$10.71