Form 10-Q
period 2023-11-30
Accenture plc
filed 2023-12-19
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 4, 2023 was 666,511,551 (which number includes 39,519,697 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 4, 2023 was 318,441.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
November 30, 2023 and August 31, 2023

	November 30, 2023	August 31, 2023
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,140,841	$9,045,032
Short-term investments	4,597	4,575
Receivables and contract assets	13,241,359	12,227,186
Other current assets	2,668,779	2,105,138
Total current assets	23,055,576	23,381,931
NON-CURRENT ASSETS:
Contract assets	121,563	106,994
Investments	198,074	197,443
Property and equipment, net	1,467,896	1,530,007
Lease assets	2,576,198	2,637,479
Goodwill	16,236,442	15,573,003
Deferred contract costs	827,608	851,972
Deferred tax assets	4,165,605	4,154,878
Other non-current assets	2,882,392	2,811,598
Total non-current assets	28,475,778	27,863,374
TOTAL ASSETS	$51,531,354	$51,245,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$104,819	$104,810
Accounts payable	2,574,700	2,491,173
Deferred revenues	4,459,593	4,907,152
Accrued payroll and related benefits	7,260,479	7,506,030
Income taxes payable	755,929	720,778
Lease liabilities	683,628	690,417
Other accrued liabilities	1,441,090	1,588,678
Total current liabilities	17,280,238	18,009,038
NON-CURRENT LIABILITIES:
Long-term debt	42,309	43,093
Deferred revenues	634,981	653,954
Retirement obligation	1,586,945	1,595,638
Deferred tax liabilities	415,386	395,280
Income taxes payable	1,374,062	1,313,971
Lease liabilities	2,249,466	2,310,714
Other non-current liabilities	462,530	465,024
Total non-current liabilities	6,765,679	6,777,674
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2023 and August 31, 2023	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 666,511,551 and 664,616,285 shares issued as of November 30, 2023 and August 31, 2023, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 318,441 and 325,438 shares issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	—	—
Restricted share units	2,553,022	2,403,374
Additional paid-in capital	13,353,477	12,778,782
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2023 and August 31, 2023; Class A ordinary, 39,519,697 and 36,351,137 shares as of November 30, 2023 and August 31, 2023, respectively	(8,032,018)	(7,062,512)
Retained earnings	20,429,413	19,316,224
Accumulated other comprehensive loss	(1,627,215)	(1,743,101)
Total Accenture plc shareholders’ equity	26,676,751	25,692,839
Noncontrolling interests	808,686	765,754
Total shareholders’ equity	27,485,437	26,458,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,531,354	$51,245,305
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three Months Ended November 30, 2023 and 2022
(Unaudited)

	2023	2022
REVENUES:
Revenues	$16,224,303	$15,747,802
OPERATING EXPENSES:
Cost of services	10,776,362	10,561,660
Sales and marketing	1,709,891	1,550,019
General and administrative costs	1,033,499	1,043,023
Business optimization costs	139,664	—
Total operating expenses	13,659,416	13,154,702
OPERATING INCOME	2,564,887	2,593,100
Interest income	101,980	44,705
Interest expense	(14,495)	(7,280)
Other income (expense), net	(35,719)	(28,907)
INCOME BEFORE INCOME TAXES	2,616,653	2,601,618
Income tax expense	606,672	605,318
NET INCOME	2,009,981	1,996,300
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,016)	(2,085)
Net income attributable to noncontrolling interests – other	(34,521)	(29,265)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,973,444	$1,964,950
Weighted average Class A ordinary shares:
Basic	627,996,111	630,137,262
Diluted	637,398,361	638,766,821
Earnings per Class A ordinary share:
Basic	$3.14	$3.12
Diluted	$3.10	$3.08
Cash dividends per share	$1.29	$1.12
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three Months Ended November 30, 2023 and 2022
(Unaudited)

	2023	2022
NET INCOME	$2,009,981	$1,996,300
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	68,192	84,168
Defined benefit plans	36,392	91,680
Cash flow hedges	11,302	(41,178)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	115,886	134,670
Other comprehensive income (loss) attributable to noncontrolling interests	1,885	2,869
COMPREHENSIVE INCOME	$2,127,752	$2,133,839

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,089,330	$2,099,620
Comprehensive income attributable to noncontrolling interests	38,422	34,219
COMPREHENSIVE INCOME	$2,127,752	$2,133,839
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended November 30, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											1,973,444		1,973,444	36,537	2,009,981
Other comprehensive income (loss)												115,886	115,886	1,885	117,771
Purchases of Class A shares								1,050	(1,188,289)	(3,810)			(1,187,239)	(1,050)	(1,188,289)
Share-based compensation expense							365,711	57,289					423,000		423,000
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(7)		(2,839)					(2,839)		(2,839)
Issuances of Class A shares for employee share programs				1,896			(245,342)	525,335	218,783	641	(21,751)		477,025	409	477,434
Dividends							29,279				(838,504)		(809,225)	(831)	(810,056)
Other, net								(6,140)					(6,140)	5,982	(158)
Balance as of November 30, 2023	$57	40	$15	666,512	$—	318	$2,553,022	$13,353,477	$(8,032,018)	(39,560)	$20,429,413	$(1,627,215)	$26,676,751	$808,686	$27,485,437
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended November 30, 2022
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											1,964,950		1,964,950	31,350	1,996,300
Other comprehensive income (loss)												134,670	134,670	2,869	137,539
Purchases of Class A shares								1,304	(1,417,148)	(5,210)			(1,415,844)	(1,304)	(1,417,148)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							369,494	55,975					425,469		425,469
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(2)		(1,554)					(1,554)		(1,554)
Issuances of Class A shares for employee share programs				2,522			(319,202)	491,630	329,937	966	(37,079)		465,286	421	465,707
Dividends							25,763				(730,701)		(704,938)	(629)	(705,567)
Other, net								475					475	17,641	18,116
Balance as of November 30, 2022	$57	40	$15	658,255	$—	499	$2,167,437	$11,051,309	$(5,169,967)	(28,850)	$16,981,432	$(2,055,672)	$22,974,611	$691,339	$23,665,950
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		8

Consolidated Cash Flows Statements
For the Three Months Ended November 30, 2023 and 2022
(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,009,981	$1,996,300
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	521,400	506,229
Share-based compensation expense	423,000	425,469
Deferred tax expense (benefit)	(24,371)	(54,537)
Other, net	6,795	(45,940)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(836,231)	(609,433)
Other current and non-current assets	(658,647)	(307,960)
Accounts payable	48,728	(202,182)
Deferred revenues, current and non-current	(510,391)	(270,988)
Accrued payroll and related benefits	(273,763)	(771,743)
Income taxes payable, current and non-current	85,142	115,187
Other current and non-current liabilities	(293,092)	(285,004)
Net cash provided by (used in) operating activities	498,551	495,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,933)	(98,830)
Purchases of businesses and investments, net of cash acquired	(788,025)	(686,460)
Proceeds from the sale of businesses and investments	—	596
Other investing, net	1,528	2,620
Net cash provided by (used in) investing activities	(855,430)	(782,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	477,434	465,707
Purchases of shares	(1,191,128)	(1,418,702)
Proceeds from (repayments of) debt, net	(8,481)	(1,611)
Cash dividends paid	(810,056)	(705,567)
Other financing, net	(19,682)	(16,687)
Net cash provided by (used in) financing activities	(1,551,913)	(1,676,860)
Effect of exchange rate changes on cash and cash equivalents	4,601	(26,594)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,904,191)	(1,990,130)
CASH AND CASH EQUIVALENTS, beginning of period	9,045,032	7,889,833
CASH AND CASH EQUIVALENTS, end of period	$7,140,841	$5,899,703
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$563,359	$563,526
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		9

1. Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on October 12, 2023.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2024.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of November 30, 2023 and August 31, 2023, the total allowance for credit losses recorded for client receivables and contract assets was $24,210 and $26,343, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	November 30, 2023	August 31, 2023
Equity method investments	$23,778	$23,985
Investments without readily determinable fair values	174,296	173,458
Total non-current investments	$198,074	$197,443
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

Depreciation and Amortization
As of November 30, 2023 and August 31, 2023, total accumulated depreciation was $2,660,216 and $2,574,685, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three months ended November 30, 2023 and 2022, respectively.

	Three Months Ended
	November 30, 2023	November 30, 2022
Depreciation	$133,245	$144,049
Amortization - Deferred transition	98,491	70,440
Amortization - Intangible assets	111,631	109,069
Operating lease cost	175,014	180,502
Other	3,019	2,169
Total depreciation, amortization and other	$521,400	$506,229
Business Optimization
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We recorded $1.1 billion in fiscal 2023 related to these actions and expect to record approximately $450 million in fiscal 2024 for a total of $1.5 billion, primarily related to employee severance. The actual amount and timing of severance and other personnel costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
Total business optimization costs by reportable operating segment for the three months ended November 30, 2023 were as follows:

Three Months Ended
November 30, 2023
North America	$45,929
EMEA (1)	70,804
Growth Markets (1)	22,931
Total business optimization costs	$139,664
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market.
New Accounting Pronouncement
On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective beginning with our annual fiscal 2026 financial statements and allows for adoption on a prospective basis, with a retrospective option. We are in the process of assessing the impacts and method of adoption. This ASU will impact our income tax disclosures, but not our Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $26 billion as of November 30, 2023 and August 31, 2023, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 60% of our remaining performance obligations as of November 30, 2023 as revenue in fiscal 2024, an additional 20% in fiscal 2025, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2023 and 2022, respectively.
Contract Balances
Deferred transition revenues were $634,981 and $653,954 as of November 30, 2023 and August 31, 2023, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $827,608 and $851,972 as of November 30, 2023 and August 31, 2023, respectively, and are included in Deferred contract costs. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of November 30, 2023	As of August 31, 2023
Receivables	$11,467,109	$10,690,713
Contract assets (current)	1,774,250	1,536,473
Receivables and contract assets, net of allowance (current)	13,241,359	12,227,186
Contract assets (non-current)	121,563	106,994
Deferred revenues (current)	4,459,593	4,907,152
Deferred revenues (non-current)	634,981	653,954
Changes in the contract asset and liability balances during the three months ended November 30, 2023 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2023 that were included in Deferred revenues as of August 31, 2023 were $2.8 billion. Revenues recognized during the three months ended November 30, 2022 that were included in Deferred revenues as of August 31, 2022 were $2.5 billion.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	November 30, 2023	November 30, 2022
Basic earnings per share
Net income attributable to Accenture plc	$1,973,444	$1,964,950
Basic weighted average Class A ordinary shares	627,996,111	630,137,262
Basic earnings per share	$3.14	$3.12
Diluted earnings per share
Net income attributable to Accenture plc	$1,973,444	$1,964,950
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,016	2,085
Net income for diluted earnings per share calculation	$1,975,460	$1,967,035
Basic weighted average Class A ordinary shares	627,996,111	630,137,262
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	641,659	668,715
Diluted effect of employee compensation related to Class A ordinary shares	8,492,332	7,847,787
Diluted effect of share purchase plans related to Class A ordinary shares	268,259	113,057
Diluted weighted average Class A ordinary shares	637,398,361	638,766,821
Diluted earnings per share	$3.10	$3.08
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2023	November 30, 2022
Foreign currency translation
Beginning balance	$(1,510,632)	$(1,852,320)
Foreign currency translation	67,789	86,984
Income tax benefit (expense)	2,240	—
Portion attributable to noncontrolling interests	(1,837)	(2,816)
Foreign currency translation, net of tax	68,192	84,168
Ending balance	(1,442,440)	(1,768,152)

Defined benefit plans
Beginning balance	(226,503)	(348,771)
Reclassifications into net periodic pension and post-retirement expense	44,294	126,171
Income tax benefit (expense)	(7,865)	(34,394)
Portion attributable to noncontrolling interests	(37)	(97)
Defined benefit plans, net of tax	36,392	91,680
Ending balance	(190,111)	(257,091)

Cash flow hedges
Beginning balance	(5,966)	10,749
Unrealized gain (loss)	23,614	(59,879)
Reclassification adjustments into Cost of services	(10,600)	2,606
Income tax benefit (expense)	(1,701)	16,051
Portion attributable to noncontrolling interests	(11)	44
Cash flow hedges, net of tax	11,302	(41,178)
Ending balance (1)	5,336	(30,429)

Accumulated other comprehensive loss	$(1,627,215)	$(2,055,672)
(1)As of November 30, 2023, $13,741 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

5. Business Combinations
During the three months ended November 30, 2023, we completed individually immaterial acquisitions for total consideration of $781,525, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2023	Additions/ Adjustments	Foreign Currency Translation	November 30, 2023
North America	$8,876,050	$445,211	$1,699	$9,322,960
EMEA (1)	5,152,149	152,424	22,123	5,326,696
Growth Markets (1)	1,544,804	31,702	10,280	1,586,786
Total	$15,573,003	$629,337	$34,102	$16,236,442
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2023			November 30, 2023
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,842,257	$(999,604)	$1,842,653	$2,979,421	$(1,062,036)	$1,917,385
Technology	289,989	(141,022)	148,967	283,008	(147,420)	135,588
Patents	123,579	(70,472)	53,107	123,058	(70,256)	52,802
Other	65,138	(36,908)	28,230	75,524	(36,995)	38,529
Total	$3,320,963	$(1,248,006)	$2,072,957	$3,461,011	$(1,316,707)	$2,144,304
Total amortization related to our intangible assets was $111,631 and $109,069 for the three months ended November 30, 2023 and 2022, respectively. Estimated future amortization related to intangible assets held as of November 30, 2023 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2024	$340,888
2025	422,296
2026	372,627
2027	302,269
2028	270,412
Thereafter	435,812
Total	$2,144,304

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

7. Shareholders’ Equity
Dividends
Our dividend activity during the three months ended November 30, 2023 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2023	$1.29	October 12, 2023	$809,225	October 10, 2023	$831	$810,056
The payment of cash dividends includes the net effect of $29,279 of additional restricted stock units being issued as a part of our share plans, which resulted in 89,674 restricted share units being issued.
Subsequent Event
On December 18, 2023, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.29 per share on our Class A ordinary shares for shareholders of record at the close of business on January 18, 2024 payable on February 15, 2024.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2023 and 2022, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $20,280 and $29,691 for the three months ended November 30, 2023 and 2022, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	November 30, 2023	August 31, 2023
Assets
Cash Flow Hedges
Other current assets	$51,060	$52,995
Other non-current assets	40,640	44,739
Other Derivatives
Other current assets	57,358	6,686
Total assets	$149,058	$104,420
Liabilities
Cash Flow Hedges
Other accrued liabilities	$37,319	$50,020
Other non-current liabilities	18,952	26,076
Other Derivatives
Other accrued liabilities	12,252	38,645
Total liabilities	$68,523	$114,741
Total fair value	$80,535	$(10,321)
Total notional value	$12,439,169	$13,390,031
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

	November 30, 2023	August 31, 2023
Net derivative assets	$101,420	$50,528
Net derivative liabilities	20,885	60,849
Total fair value	$80,535	$(10,321)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2023 and 2022 were 23.2% and 23.3%, respectively.
10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2023 and August 31, 2023, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,929,000 and $1,793,000, respectively, of which all but approximately $52,000 and $51,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of November 30, 2023 and August 31, 2023, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,348,671 and $1,294,653, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of November 30, 2023, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we appealed. On August 17, 2023, the appeals court vacated the class certification and remanded the case to the district court for consideration of, among other things, the class action waiver signed by Starwood customer plaintiffs. On November 29, 2023, the district court reinstated the classes previously certified by the court in May 2022. We have filed a petition to appeal. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.
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

an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. AFS is responding to an administrative subpoena and cooperating with DOJ’s investigation. This matter could subject us to adverse consequences as described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2023 – “Our work with government clients exposes us to additional risks inherent in the government contracting environment”. We cannot at this time determine when or how this matter will be resolved or estimate the cost or range of costs that are reasonably likely to be incurred in connection with this matter.
11. Segment Reporting
Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts below have been reclassified to conform with the current period presentation.
Our reportable segments are our three geographic markets, which are North America, EMEA and Growth Markets.
Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended
	November 30, 2023	November 30, 2022
Geographic Markets
North America	$7,562,902	$7,622,820
EMEA	5,803,642	5,312,899
Growth Markets	2,857,759	2,812,083
Total Revenues	$16,224,303	$15,747,802
Industry Groups
Communications, Media & Technology	$2,669,448	$2,980,203
Financial Services	3,033,578	2,963,396
Health & Public Service	3,377,466	3,000,019
Products	4,859,987	4,665,788
Resources	2,283,824	2,138,396
Total Revenues	$16,224,303	$15,747,802
Type of Work
Consulting	$8,456,506	$8,444,367
Managed Services	7,767,797	7,303,435
Total Revenues	$16,224,303	$15,747,802

	Operating Income
	Three Months Ended
	November 30, 2023	November 30, 2022
Geographic Markets
North America	$1,256,708	$1,309,883
EMEA	823,601	726,883
Growth Markets	484,578	556,334
Total Operating Income	$2,564,887	$2,593,100

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2023, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2023.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2024” means the 12-month period that will end on August 31, 2024. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2023. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Overview
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, EMEA (Europe, Middle East and Africa) and Growth Markets (Asia Pacific and Latin America). We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale.
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
Key Metrics
Key metrics for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 are included below. We have presented operating margin and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $140 million in business optimization costs. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
•Revenues of $16.2 billion, representing 3% growth in U.S. dollars and 1% growth in local currency;
•New bookings of $18.4 billion, an increase of 14% in U.S. dollars and 12% in local currency;
•Operating margin of 15.8%, compared to 16.5% in the first quarter of fiscal 2023; adjusted operating margin expanded 20 basis points to 16.7%;
•Diluted earnings per share of $3.10, compared to $3.08 in the first quarter of fiscal 2023; adjusted earnings per share increased 6% to $3.27; and
•Cash returned to shareholders of $2.0 billion, including share purchases of $1.2 billion and dividends of $810 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)		November 30, 2023	November 30, 2022

Geographic Markets (1)	North America	$7.6	$7.6	(1)%	(1)%
	EMEA	5.8	5.3	9	2
	Growth Markets	2.9	2.8	2	5
	Total Revenues	$16.2	$15.7	3%	1%

Industry Groups	Communications, Media & Technology	$2.7	$3.0	(10)%	(11)%
	Financial Services	3.0	3.0	2	—
	Health & Public Service	3.4	3.0	13	12
	Products	4.9	4.7	4	1
	Resources	2.3	2.1	7	6
	Total Revenues	$16.2	$15.7	3%	1%

Type of Work	Consulting	$8.5	$8.4	—%	(2)%
	Managed Services	7.8	7.3	6	5
	Total Revenues	$16.2	$15.7	3%	1%

Amounts in table may not total due to rounding.
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Revenues for the first quarter of fiscal 2024 increased 3% in U.S. dollars and 1% in local currency compared to the first quarter of fiscal 2023. During the first quarter of fiscal 2024, revenue growth in local currency was solid in Growth Markets and modest in EMEA, partially offset by a slight decline in North America. We experienced local currency revenue growth that was very strong in Health & Public Service, strong in Resources, slight in Products and flat in Financial Services, partially offset by a significant decline in Communications, Media & Technology. Revenue growth in local currency was solid in managed services, partially offset by a modest decline in consulting during the first quarter of fiscal 2024. The business environment is competitive, and we have been experiencing lower pricing across the business. We define pricing as contract profitability or margin on the work that we sell.
In our consulting business, revenues for the first quarter of fiscal 2024 were flat in U.S. dollars and decreased 2% in local currency compared to the first quarter of fiscal 2023. The decline in consulting revenue in local currency for the first quarter of fiscal 2024 was driven by modest declines in North America and EMEA, while Growth Markets was flat. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, especially for smaller contracts with a shorter duration.
In our managed services business, revenues for the first quarter of fiscal 2024 increased 6% in U.S. dollars and 5% in local currency compared to the first quarter of fiscal 2023. Managed services revenue in local currency for the first quarter of fiscal 2024 was driven by very strong growth in Growth Markets and EMEA, while North America was flat. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 1.5% higher than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2024, we estimate that our full fiscal 2024 revenue growth in U.S. dollars will be approximately equal to our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	743,000+	11%
consistent with the first quarter of fiscal 2023	compared to approximately 738,000 as of November 30, 2022	compared to 13% in the first quarter of fiscal 2023

Utilization for the first quarter of fiscal 2024 was 91%, consistent with the first quarter of fiscal 2023. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 743,000 as of November 30, 2023, compared to approximately 738,000 as of November 30, 2022. The year-over-year increase in our workforce reflects people added in connection with acquisitions and hiring for specific skills.
For the first quarter of fiscal 2024, annualized attrition, excluding involuntary terminations, was 11%, down from 13% in the first quarter of fiscal 2023. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
In addition, we adjust compensation to provide market relevant pay based on the skills of our people and locations where we operate. We also consider a variety of factors, including the macroeconomic environment, in making our decisions around pay and benefits. We strive to adjust pricing as well as drive cost and delivery efficiencies, such as changing the mix of people and utilizing technology, to reduce the impact of compensation increases on our margin and contract profitability.

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
Gross margin (Revenues less Cost of services as a percentage of Revenues) for the first quarter of fiscal 2024 was 33.6%, compared with 32.9% for the first quarter of fiscal 2023. The increase in gross margin for the first quarter of fiscal 2024 was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel.
Sales and marketing and General and administrative costs as a percentage of revenues were 16.9% for the first quarter of fiscal 2024 compared with 16.5% for the first quarter of fiscal 2023. For the first quarter of fiscal 2024 compared to the same period in fiscal 2023, Sales and marketing costs increased 70 basis points due to higher selling and other business development costs as a percentage of revenues. For the first quarter of fiscal 2024 compared to the same period in fiscal 2023, General and administrative costs decreased 20 basis points as a percentage of revenues.
During the three months ended November 30, 2023, we recorded $140 million in business optimization costs, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating margin (Operating income as a percentage of Revenues) for the first quarter of fiscal 2024 was 15.8%, compared with 16.5% for the first quarter of fiscal 2023. The business optimization costs recorded during the three months ended November 30, 2023 reduced operating margin by 90 basis points. Excluding these costs, operating margin for the three months ended November 30, 2023 increased 20 basis points to 16.7%.
Effective Tax Rate
The effective tax rates for the first quarter of fiscal 2024 and 2023 were 23.2% and 23.3%, respectively. The business optimization costs of $140 million and related reduction in tax expense of $34 million for the three months ended November 30, 2023 had an immaterial impact on our effective tax rate.
Earnings Per Share
Diluted earnings per share were $3.10 for the first quarter of fiscal 2024, compared with $3.08 for the first quarter of fiscal 2023. The $106 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.17 for the first quarter of fiscal 2024. Excluding these impacts, diluted earnings per share were $3.27 for the first quarter of fiscal 2024.
Non-GAAP Financial Measures
For fiscal 2024, we have presented operating income, operating margin, effective tax rate and diluted earnings per share excluding the business optimization costs, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	November 30, 2023	November 30, 2022
Consulting	$8.6	$8.1	6%	5%
Managed Services	9.8	8.1	21	19
Total New Bookings	$18.4	$16.2	14%	12%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Results of Operations for the Three Months Ended November 30, 2023 Compared to the Three Months Ended November 30, 2022
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in millions of U.S. dollars)	November 30, 2023	November 30, 2022			November 30, 2023	November 30, 2022
Geographic Markets (1)
North America	$7,563	$7,623	(1)%	(1)%	47%	48%
EMEA	5,804	5,313	9	2	36	34
Growth Markets	2,858	2,812	2	5	18	18
Total	$16,224	$15,748	3%	1%	100%	100%
Industry Groups
Communications, Media & Technology	$2,669	$2,980	(10)%	(11)%	16%	19%
Financial Services	3,034	2,963	2	—	19	19
Health & Public Service	3,377	3,000	13	12	21	19
Products	4,860	4,666	4	1	30	30
Resources	2,284	2,138	7	6	14	14
Total	$16,224	$15,748	3%	1%	100%	100%
Type of Work
Consulting	$8,457	$8,444	—%	(2)%	52%	54%
Managed Services	7,768	7,303	6	5	48	46
Total	$16,224	$15,748	3%	1%	100%	100%
Amounts in table may not total due to rounding.
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues
The following revenues commentary discusses local currency revenue changes for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023:
Geographic Markets
•North America revenues decreased 1% in local currency, due to declines in Communications & Media, Software & Platforms and Banking & Capital Markets. These decreases were partially offset by growth in Public Service. The decline in revenues was driven by the United States.
•EMEA revenues increased 2% in local currency, led by growth in Public Service and Banking & Capital Markets. These increases were partially offset by a decline in Communications & Media. Revenue growth was driven by Italy, Austria and France, partially offset by a decline in the United Kingdom.
•Growth Markets revenues increased 5% in local currency, led by growth in Chemicals & Natural Resources, Public Service, and Banking & Capital Markets. Revenue growth was driven by Japan.
Operating Expenses
Operating expenses for the first quarter of fiscal 2024 increased $505 million, or 4%, compared to the first quarter of fiscal 2023, and increased as a percentage of revenues to 84.2% compared to 83.5% during this period. The increase as a percentage of revenues is primarily due to business optimization costs of $140 million recorded during the first quarter of fiscal 2024.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2023		November 30, 2022		Increase (Decrease)
Operating Expenses	$13,659	84.2%	$13,155	83.5%	$505
Cost of services	10,776	66.4	10,562	67.1	215
Sales and marketing	1,710	10.5	1,550	9.8	160
General and administrative costs	1,033	6.4	1,043	6.6	(10)
Business optimization costs	140	0.9	—	—	140
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the first quarter of fiscal 2024 increased $215 million, or 2%, over the first quarter of fiscal 2023, and decreased as a percentage of revenues to 66.4% from 67.1% during this period. Gross margin for the first quarter of fiscal 2024 increased as a percentage of revenues to 33.6% over 32.9% during the first quarter of fiscal 2023. The increase in gross margin was primarily due to lower labor costs, including lower subcontractor costs, partially offset by higher non-payroll costs, primarily for travel compared to the same period in fiscal 2023.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2024 increased $160 million, or 10%, over the first quarter of fiscal 2023, and increased as a percentage of revenues to 10.5% over 9.8% during this period due to higher selling and other business development costs as a percentage of revenues.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2024 decreased $10 million, or 1%, from the first quarter of fiscal 2023, and decreased as a percentage of revenues to 6.4% from 6.6% during this period.
Business Optimization Costs
During the first quarter of fiscal 2024, we recorded business optimization costs of $140 million, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2024 decreased $28 million, or 1%, from the first quarter of fiscal 2023. Operating margin for the first quarter of fiscal 2024 was 15.8%, compared with 16.5% for the first quarter of fiscal 2023. The business optimization costs reduced operating margin by 90 basis points. Excluding these costs, operating margin for the first quarter of fiscal 2024 increased 20 basis points to 16.7%.
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	November 30, 2023		November 30, 2022
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,257	17%	$1,310	17%	$(53)
EMEA (1)	824	14	727	14	97
Growth Markets (1)	485	17	556	20	(72)
Total	$2,565	15.8%	$2,593	16.5%	$(28)
Amounts in table may not total due to rounding.
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)

	Three Months Ended
	November 30, 2023				November 30, 2022
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
North America	$1,257	$46	$1,303	17%	$1,310	17%	$(7)
EMEA (2)	824	71	894	15	727	14	168
Growth Markets (2)	485	23	508	18	556	20	(49)
Total	$2,565	$140	$2,705	16.7%	$2,593	16.5%	$111
Amounts in table may not total due to rounding.
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.
(2)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2024 was similar to that disclosed for revenue for each geographic market. In addition, during the first quarter of fiscal 2024 each geographic market’s operating income was unfavorably impacted by business optimization costs. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023:
•North America operating income was relatively flat year-over-year as a decline in consulting revenue and lower contract profitability was offset by lower labor costs.
•EMEA operating income increased primarily due to managed services revenue growth in local currency and the positive impact of foreign currency exchange rates which resulted in an increase in U.S. dollar revenues.
•Growth Markets operating income decreased as revenue growth was more than offset by lower contract profitability and an increase in selling and other business development costs as a percentage of revenues.
Interest Income
Interest income for the first quarter of fiscal 2024 was $102 million, an increase of $57 million over the first quarter of fiscal 2023. The increase was primarily due to higher cash balances and interest rates.
Income Tax Expense
The effective tax rates for the first quarter of fiscal 2024 and 2023 were 23.2% and 23.3%, respectively. The business optimization costs of $140 million and related reduction in tax expense of $34 million for the three months ended November 30, 2023 had an immaterial impact on our effective tax rate.
Earnings Per Share
Diluted earnings per share were $3.10 for the first quarter of fiscal 2024, compared with $3.08 for the first quarter of fiscal 2023. The $106 million of business optimization costs, net of related taxes, decreased diluted earnings per share by $0.17. Excluding these impacts, diluted earnings per share were $3.27 for the first quarter of fiscal 2024. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share was due to the following factors:

Earnings Per Share
Q1 FY23 As Reported	$3.08
Higher revenue and operating results	0.14
Higher non-operating income	0.05
Lower share count	0.01
Higher net income attributable to noncontrolling interests	(0.01)
Q1 FY24 As Adjusted	$3.27
Business optimization costs	(0.17)
Q1 FY24 As Reported	$3.10

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Liquidity and Capital Resources
As of November 30, 2023, Cash and cash equivalents was $7.1 billion, compared with $9.0 billion as of August 31, 2023.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three months ended
(in millions of U.S. dollars)	November 30, 2023	November 30, 2022	Change
Net cash provided by (used in):
Operating activities	$499	$495	$3
Investing activities	(855)	(782)	(73)
Financing activities	(1,552)	(1,677)	125
Effect of exchange rate changes on cash and cash equivalents	5	(27)	31
Net increase (decrease) in cash and cash equivalents	$(1,904)	$(1,990)	$86
Amounts in table may not total due to rounding.
Operating activities: The $3 million increase in operating cash flows was primarily due to higher net income, partially offset by changes in operating assets and liabilities.
Investing activities: The $73 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $125 million decrease in cash used was primarily due to a decrease in the net purchases of shares, partially offset by an increase in cash dividends paid. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of November 30, 2023, we had the following borrowing facilities:

(in millions of U.S. dollars)	Credit Facilities
Syndicated loan facility (1)	$3,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,873
Local guaranteed and non-guaranteed lines of credit	248
Total	$5,122
Amounts in table may not total due to rounding.
(1)This facility, which matures on April 24, 2026, provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit and short-term commercial paper. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of November 30, 2023, we had $100 million of commercial paper outstanding and backed by this facility, with a weighted-average effective interest rate of 5.4%.
Under the borrowing facilities described above, we had an aggregate of $1,099 million of letters of credit outstanding as of November 30, 2023. We also had $100 million of commercial paper outstanding as of November 30, 2023. The amount of commercial paper and letters of credit outstanding reduces the available borrowing capacity under these facilities.

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
Our share purchase activity during the three months ended November 30, 2023 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	3,439,438	$1,075	—	$—
Other share purchase programs	—	—	8,997	3
Other purchases (2)	370,495	113	—	—
Total	3,809,933	$1,188	8,997	$3
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the three months ended November 30, 2023, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2024. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended November 30, 2023, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2023. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2023, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	31
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2023 (the “Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2023 — September 30, 2023	1,033,185	$317.52	1,011,931	$6,169
October 1, 2023 — October 31, 2023	1,584,084	302.32	1,359,115	5,759
November 1, 2023 — November 30, 2023	1,192,664	319.73	1,068,392	5,412
Total (4)	3,809,933	$311.89	3,439,438
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2024, we purchased 3,439,438 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,075 million. The open-market purchase program does not have an expiration date.
(3)As of November 30, 2023, our aggregate available authorization for share purchases and redemptions was $5,412 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2023, the Board of Directors of Accenture plc has authorized an aggregate of $50.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the first quarter of fiscal 2024, Accenture purchased 370,495 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	32
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the first quarter of fiscal 2024. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Melissa Burgum	Chief accounting officer	Adopted on October 27, 2023	January 25, 2024 - October 25, 2024	Up to 3,600	(2)
KC McClure	Chief financial officer	Adopted on October 30, 2023	January 28, 2024 - October 25, 2024	Up to 18,100	(2)
Jean-Marc Ollagnier	Chief executive officer—EMEA	Adopted on October 18, 2023	January 16, 2024 - October 25, 2024	Up to 25,000
Ellyn Shook	Chief leadership and human resources officer	Adopted on October 23, 2023	January 21, 2024 - October 25, 2024	Up to 20,000
John Walsh	Chief operating officer	Adopted on October 30, 2023	January 28, 2024 - October 25, 2024	Up to 13,000
(1)    Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
(2)    The actual number of shares sold will depend on the vesting of certain performance-based equity awards and the number of shares withheld by Accenture to satisfy its income tax withholding obligations, and may vary from the approximate number provided.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1	Form of Severance Agreement (filed herewith)

10.2	Relocation Benefits Agreement between Accenture LLP and Manish Sharma (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2023 (Unaudited) and August 31, 2023, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2023 and November 30, 2022, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2023 and November 30, 2022, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2023 and November 30, 2022, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2023 and November 30, 2022 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	33
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 19, 2023

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)