Form 10-Q
period 2024-02-29
Accenture plc
filed 2024-03-21
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 8, 2024 was 670,421,742 (which number includes 41,692,798 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 8, 2024 was 314,754.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
February 29, 2024 and August 31, 2023

	February 29, 2024	August 31, 2023
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,121,107	$9,045,032
Short-term investments	4,540	4,575
Receivables and contract assets	13,080,504	12,227,186
Other current assets	2,122,670	2,105,138
Total current assets	20,328,821	23,381,931
NON-CURRENT ASSETS:
Contract assets	126,355	106,994
Investments	238,934	197,443
Property and equipment, net	1,458,836	1,530,007
Lease assets	2,635,038	2,637,479
Goodwill	17,947,306	15,573,003
Deferred contract costs	815,715	851,972
Deferred tax assets	4,098,881	4,154,878
Other non-current assets	3,657,585	2,811,598
Total non-current assets	30,978,650	27,863,374
TOTAL ASSETS	$51,307,471	$51,245,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$111,141	$104,810
Accounts payable	2,228,446	2,491,173
Deferred revenues	5,363,972	4,907,152
Accrued payroll and related benefits	5,955,341	7,506,030
Income taxes payable	420,452	720,778
Lease liabilities	682,553	690,417
Other accrued liabilities	1,374,109	1,588,678
Total current liabilities	16,136,014	18,009,038
NON-CURRENT LIABILITIES:
Long-term debt	71,635	43,093
Deferred revenues	647,020	653,954
Retirement obligation	1,607,405	1,595,638
Deferred tax liabilities	454,496	395,280
Income taxes payable	1,304,336	1,313,971
Lease liabilities	2,293,252	2,310,714
Other non-current liabilities	836,889	465,024
Total non-current liabilities	7,215,033	6,777,674
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 29, 2024 and August 31, 2023	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 670,405,499 and 664,616,285 shares issued as of February 29, 2024 and August 31, 2023, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 314,754 and 325,438 shares issued and outstanding as of February 29, 2024 and August 31, 2023, respectively	—	—
Restricted share units	1,863,338	2,403,374
Additional paid-in capital	14,555,758	12,778,782
Treasury shares, at cost: Ordinary, 40,000 shares as of February 29, 2024 and August 31, 2023; Class A ordinary, 41,577,466 and 36,351,137 shares as of February 29, 2024 and August 31, 2023, respectively	(8,790,812)	(7,062,512)
Retained earnings	21,151,637	19,316,224
Accumulated other comprehensive loss	(1,657,140)	(1,743,101)
Total Accenture plc shareholders’ equity	27,122,853	25,692,839
Noncontrolling interests	833,571	765,754
Total shareholders’ equity	27,956,424	26,458,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,307,471	$51,245,305
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Six Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
REVENUES:
Revenues	$15,799,514	$15,814,158	$32,023,817	$31,561,960
OPERATING EXPENSES:
Cost of services	10,921,045	10,979,392	21,697,407	21,541,052
Sales and marketing	1,631,185	1,563,567	3,341,076	3,113,586
General and administrative costs	1,085,448	1,082,228	2,118,947	2,125,251
Business optimization costs	115,409	244,390	255,073	244,390
Total operating expenses	13,753,087	13,869,577	27,412,503	27,024,279
OPERATING INCOME	2,046,427	1,944,581	4,611,314	4,537,681
Interest income	65,269	50,259	167,249	94,964
Interest expense	(10,305)	(11,634)	(24,800)	(18,914)
Other income (expense), net	(5,652)	(36,300)	(41,371)	(65,207)
INCOME BEFORE INCOME TAXES	2,095,739	1,946,906	4,712,392	4,548,524
Income tax expense	386,537	396,223	993,209	1,001,541
NET INCOME	1,709,202	1,550,683	3,719,183	3,546,983
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,675)	(1,604)	(3,691)	(3,689)
Net income attributable to noncontrolling interests – other	(32,668)	(25,431)	(67,189)	(54,696)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,674,859	$1,523,648	$3,648,303	$3,488,598
Weighted average Class A ordinary shares:
Basic	629,016,555	630,845,147	628,488,831	630,485,134
Diluted	636,797,814	637,735,390	637,069,356	638,350,779
Earnings per Class A ordinary share:
Basic	$2.66	$2.42	$5.80	$5.53
Diluted	$2.63	$2.39	$5.73	$5.47
Cash dividends per share	$1.29	$1.12	$2.58	$2.24
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
NET INCOME	$1,709,202	$1,550,683	$3,719,183	$3,546,983
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(91,773)	112,625	(23,581)	196,793
Defined benefit plans	5,238	6,539	41,630	98,219
Cash flow hedges	56,610	(7,762)	67,912	(48,940)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(29,925)	111,402	85,961	246,072
Other comprehensive income (loss) attributable to noncontrolling interests	(2,257)	2,469	(372)	5,338
COMPREHENSIVE INCOME	$1,677,020	$1,664,554	$3,804,772	$3,798,393

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,644,934	$1,635,050	$3,734,264	$3,734,670
Comprehensive income attributable to noncontrolling interests	32,086	29,504	70,508	63,723
COMPREHENSIVE INCOME	$1,677,020	$1,664,554	$3,804,772	$3,798,393
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended February 29, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2023	$57	40	$15	666,512	$—	318	$2,553,022	$13,353,477	$(8,032,018)	(39,560)	$20,429,413	$(1,627,215)	$26,676,751	$808,686	$27,485,437
Net income											1,674,859		1,674,859	34,343	1,709,202
Other comprehensive income (loss)												(29,925)	(29,925)	(2,257)	(32,182)
Purchases of Class A shares								1,153	(1,318,412)	(3,742)			(1,317,259)	(1,153)	(1,318,412)
Share-based compensation expense							641,871						641,871		641,871
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(3)		(3,434)					(3,434)		(3,434)
Issuances of Class A shares for employee share programs				3,893			(1,369,402)	1,197,930	559,618	1,685	(103,022)		285,124	249	285,373
Dividends							37,847				(849,613)		(811,766)	(812)	(812,578)
Other, net								6,632					6,632	(5,485)	1,147
Balance as of February 29, 2024	$57	40	$15	670,405	$—	315	$1,863,338	$14,555,758	$(8,790,812)	(41,617)	$21,151,637	$(1,657,140)	$27,122,853	$833,571	$27,956,424
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended February 28, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2022	$57	40	$15	658,255	$—	499	$2,167,437	$11,051,309	$(5,169,967)	(28,850)	$16,981,432	$(2,055,672)	$22,974,611	$691,339	$23,665,950
Net income											1,523,648		1,523,648	27,035	1,550,683
Other comprehensive income (loss)												111,402	111,402	2,469	113,871
Purchases of Class A shares								1,014	(1,117,535)	(4,085)			(1,116,521)	(1,014)	(1,117,535)
Share-based compensation expense							631,871	(1)					631,870		631,870
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(160)		(676)					(676)		(676)
Issuances of Class A shares for employee share programs				4,151			(1,193,792)	1,108,186	694,492	1,754	(267,284)		341,602	312	341,914
Dividends							30,639				(737,795)		(707,156)	(866)	(708,022)
Other, net								3,839					3,839	(24,616)	(20,777)
Balance as of February 28, 2023	$57	40	$15	662,406	$—	339	$1,636,155	$12,163,671	$(5,593,010)	(31,181)	$17,500,001	$(1,944,270)	$23,762,619	$694,659	$24,457,278
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 29, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											3,648,303		3,648,303	70,880	3,719,183
Other comprehensive income (loss)												85,961	85,961	(372)	85,589
Purchases of Class A shares								2,203	(2,506,701)	(7,552)			(2,504,498)	(2,203)	(2,506,701)
Share-based compensation expense							1,007,582	57,289					1,064,871		1,064,871
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(10)		(6,273)					(6,273)		(6,273)
Issuances of Class A shares for employee share programs				5,789			(1,614,744)	1,723,265	778,401	2,326	(124,773)		762,149	658	762,807
Dividends							67,126				(1,688,117)		(1,620,991)	(1,643)	(1,622,634)
Other, net								492					492	497	989
Balance as of February 29, 2024	$57	40	$15	670,405	$—	315	$1,863,338	$14,555,758	$(8,790,812)	(41,617)	$21,151,637	$(1,657,140)	$27,122,853	$833,571	$27,956,424
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											3,488,598		3,488,598	58,385	3,546,983
Other comprehensive income (loss)												246,072	246,072	5,338	251,410
Purchases of Class A shares								2,318	(2,534,683)	(9,295)			(2,532,365)	(2,318)	(2,534,683)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,001,365	55,974					1,057,339		1,057,339
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(162)		(2,230)					(2,230)		(2,230)
Issuances of Class A shares for employee share programs				6,673			(1,512,994)	1,599,816	1,024,429	2,720	(304,363)		806,888	733	807,621
Dividends							56,402				(1,468,496)		(1,412,094)	(1,495)	(1,413,589)
Other, net								4,314					4,314	(6,975)	(2,661)
Balance as of February 28, 2023	$57	40	$15	662,406	$—	339	$1,636,155	$12,163,671	$(5,593,010)	(31,181)	$17,500,001	$(1,944,270)	$23,762,619	$694,659	$24,457,278
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Six Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,719,183	$3,546,983
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,050,328	1,038,705
Share-based compensation expense	1,064,871	1,057,339
Deferred tax expense (benefit)	(34,140)	(92,295)
Other, net	(167,097)	57,334
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(647,335)	(358,519)
Other current and non-current assets	(627,563)	(535,273)
Accounts payable	(313,941)	(151,738)
Deferred revenues, current and non-current	432,849	419,313
Accrued payroll and related benefits	(1,540,799)	(1,713,468)
Income taxes payable, current and non-current	(309,203)	(110,828)
Other current and non-current liabilities	(27,559)	(332,044)
Net cash provided by (used in) operating activities	2,599,594	2,825,509
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(178,756)	(206,378)
Purchases of businesses and investments, net of cash acquired	(2,909,480)	(1,076,987)
Proceeds from the sale of businesses and investments	20,905	17,875
Other investing, net	3,653	5,119
Net cash provided by (used in) investing activities	(3,063,678)	(1,260,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	762,807	807,621
Purchases of shares	(2,512,974)	(2,536,913)
Proceeds from (repayments of) debt, net	(12,196)	(408)
Cash dividends paid	(1,622,634)	(1,413,589)
Other financing, net	(32,657)	(48,912)
Net cash provided by (used in) financing activities	(3,417,654)	(3,192,201)
Effect of exchange rate changes on cash and cash equivalents	(42,187)	(23,983)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,923,925)	(1,651,046)
CASH AND CASH EQUIVALENTS, beginning of period	9,045,032	7,889,833
CASH AND CASH EQUIVALENTS, end of period	$5,121,107	$6,238,787
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,487,004	$1,318,515
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2024.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of February 29, 2024 and August 31, 2023, the total allowance for credit losses recorded for client receivables and contract assets was $23,887 and $26,343, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	February 29, 2024	August 31, 2023
Equity method investments	$24,511	$23,985
Investments without readily determinable fair values	214,423	173,458
Total non-current investments	$238,934	$197,443
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

Depreciation and Amortization
As of February 29, 2024 and August 31, 2023, total accumulated depreciation was $2,730,911 and $2,574,685, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and six months ended February 29, 2024 and February 28, 2023, respectively.

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Depreciation	$134,997	$137,742	$268,242	$281,791
Amortization - Deferred transition	92,865	85,160	191,356	155,600
Amortization - Intangible assets	119,625	120,212	231,256	229,281
Operating lease cost	173,215	184,226	348,229	364,728
Other	8,226	5,136	11,245	7,305
Total depreciation, amortization and other	$528,928	$532,476	$1,050,328	$1,038,705
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
Total business optimization costs by reportable operating segment for the three and six months ended February 29, 2024 and February 28, 2023, respectively, were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
North America	$4,689	$176,980	$50,618	$176,980
EMEA (1)	85,561	40,960	156,365	40,960
Growth Markets (1)	25,159	26,450	48,090	26,450
Total business optimization costs	$115,409	$244,390	$255,073	$244,390
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
New Accounting Pronouncements
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, which requires entities to enhance disclosures regarding their segments, including significant segment expenses. The ASU will be effective beginning with our annual fiscal 2025 financial statements and requires a retrospective method upon adoption. We are currently evaluating the impact of this standard on our segment disclosures.
On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective beginning with our annual fiscal 2026 financial statements and allows for adoption on a prospective basis, with a retrospective option. We are in the process of assessing the impacts and method of adoption. This ASU will impact our income tax disclosures, but not our Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		13

2. Revenues
Disaggregation of Revenue
See Note 11 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $27 billion and $26 billion as of February 29, 2024 and August 31, 2023, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 51% of our remaining performance obligations as of February 29, 2024 as revenue in fiscal 2024, an additional 26% in fiscal 2025, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 29, 2024 and February 28, 2023, respectively.
Contract Balances
Deferred transition revenues were $647,020 and $653,954 as of February 29, 2024 and August 31, 2023, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $815,715 and $851,972 as of February 29, 2024 and August 31, 2023, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of February 29, 2024	As of August 31, 2023
Receivables	$11,374,099	$10,690,713
Contract assets (current)	1,706,405	1,536,473
Receivables and contract assets, net of allowance (current)	13,080,504	12,227,186
Contract assets (non-current)	126,355	106,994
Deferred revenues (current)	5,363,972	4,907,152
Deferred revenues (non-current)	647,020	653,954
Changes in the contract asset and liability balances during the six months ended February 29, 2024 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 29, 2024 that were included in Deferred revenues as of November 30, 2023 and August 31, 2023 were $2.5 billion and $3.6 billion, respectively. Revenues recognized during the three and six months ended February 28, 2023 that were included in Deferred revenues as of November 30, 2022 and August 31, 2022 were $2.5 billion and $3.3 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Basic earnings per share
Net income attributable to Accenture plc	$1,674,859	$1,523,648	$3,648,303	$3,488,598
Basic weighted average Class A ordinary shares	629,016,555	630,845,147	628,488,831	630,485,134
Basic earnings per share	$2.66	$2.42	$5.80	$5.53
Diluted earnings per share
Net income attributable to Accenture plc	$1,674,859	$1,523,648	$3,648,303	$3,488,598
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,675	1,604	3,691	3,689
Net income for diluted earnings per share calculation	$1,676,534	$1,525,252	$3,651,994	$3,492,287
Basic weighted average Class A ordinary shares	629,016,555	630,845,147	628,488,831	630,485,134
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	629,053	664,218	635,356	666,479
Diluted effect of employee compensation related to Class A ordinary shares	6,804,596	5,865,118	7,665,966	6,861,930
Diluted effect of share purchase plans related to Class A ordinary shares	347,610	360,907	279,203	337,236
Diluted weighted average Class A ordinary shares	636,797,814	637,735,390	637,069,356	638,350,779
Diluted earnings per share	$2.63	$2.39	$5.73	$5.47
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Foreign currency translation
Beginning balance	$(1,442,440)	$(1,768,152)	$(1,510,632)	$(1,852,320)
Foreign currency translation	(93,076)	117,726	(25,287)	204,710
Income tax benefit (expense)	(1,014)	(2,631)	1,226	(2,631)
Portion attributable to noncontrolling interests	2,317	(2,470)	480	(5,286)
Foreign currency translation, net of tax	(91,773)	112,625	(23,581)	196,793
Ending balance	(1,534,213)	(1,655,527)	(1,534,213)	(1,655,527)

Defined benefit plans
Beginning balance	(190,111)	(257,091)	(226,503)	(348,771)
Reclassifications into net periodic pension and post-retirement expense	6,514	8,719	50,808	134,890
Income tax benefit (expense)	(1,272)	(2,174)	(9,137)	(36,568)
Portion attributable to noncontrolling interests	(4)	(6)	(41)	(103)
Defined benefit plans, net of tax	5,238	6,539	41,630	98,219
Ending balance	(184,873)	(250,552)	(184,873)	(250,552)

Cash flow hedges
Beginning balance	5,336	(30,429)	(5,966)	10,749
Unrealized gain (loss)	73,761	(32,837)	97,375	(92,716)
Reclassification adjustments into Cost of services	(4,846)	18,000	(15,446)	20,606
Income tax benefit (expense)	(12,249)	7,068	(13,950)	23,119
Portion attributable to noncontrolling interests	(56)	7	(67)	51
Cash flow hedges, net of tax	56,610	(7,762)	67,912	(48,940)
Ending balance (1)	61,946	(38,191)	61,946	(38,191)

Accumulated other comprehensive loss	$(1,657,140)	$(1,944,270)	$(1,657,140)	$(1,944,270)
(1)As of February 29, 2024, $54,434 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the six months ended February 29, 2024, we completed individually immaterial acquisitions for total consideration of $2,900,194, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2023	Additions/ Adjustments	Foreign Currency Translation	February 29, 2024
North America	$8,876,050	$1,650,701	$1,885	$10,528,636
EMEA (1)	5,152,149	634,695	(27,923)	5,758,921
Growth Markets (1)	1,544,804	127,179	(12,234)	1,659,749
Total	$15,573,003	$2,412,575	$(38,272)	$17,947,306
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2023			February 29, 2024
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,842,257	$(999,604)	$1,842,653	$3,272,419	$(1,136,317)	$2,136,102
Technology	289,989	(141,022)	148,967	327,808	(160,826)	166,982
Patents	123,579	(70,472)	53,107	122,112	(70,797)	51,315
Other	65,138	(36,908)	28,230	131,673	(33,513)	98,160
Total	$3,320,963	$(1,248,006)	$2,072,957	$3,854,012	$(1,401,453)	$2,452,559
Total amortization related to our intangible assets was $119,625 and $231,256 for the three and six months ended February 29, 2024, respectively. Total amortization related to our intangible assets was $120,212 and $229,281 for the three and six months ended February 28, 2023, respectively. Estimated future amortization related to intangible assets held as of February 29, 2024 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2024	$252,239
2025	477,355
2026	427,761
2027	357,839
2028	330,181
Thereafter	607,184
Total	$2,452,559

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the six months ended February 29, 2024 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2023	$1.29	October 12, 2023	$809,225	October 10, 2023	$831	$810,056
February 15, 2024	1.29	January 18, 2024	811,766	January 16, 2024	812	812,578
Total Dividends			$1,620,991		$1,643	$1,622,634
The payment of cash dividends includes the net effect of $67,126 of additional restricted stock units being issued as a part of our share plans, which resulted in 191,319 restricted share units being issued.
Subsequent Event
On March 20, 2024, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.29 per share on our Class A ordinary shares for shareholders of record at the close of business on April 11, 2024 payable on May 15, 2024.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 29, 2024 and February 28, 2023, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $26,056 and $46,336 for the three and six months ended February 29, 2024, respectively, and net gains of $7,431 and net losses of $22,260 for the three and six months ended February 28, 2023, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	February 29, 2024	August 31, 2023
Assets
Cash Flow Hedges
Other current assets	$71,862	$52,995
Other non-current assets	56,820	44,739
Other Derivatives
Other current assets	9,865	6,686
Total assets	$138,547	$104,420
Liabilities
Cash Flow Hedges
Other accrued liabilities	$17,428	$50,020
Other non-current liabilities	6,834	26,076
Other Derivatives
Other accrued liabilities	14,510	38,645
Total liabilities	$38,772	$114,741
Total fair value	$99,775	$(10,321)
Total notional value	$13,860,671	$13,390,031
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

	February 29, 2024	August 31, 2023
Net derivative assets	$109,330	$50,528
Net derivative liabilities	9,555	60,849
Total fair value	$99,775	$(10,321)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended February 29, 2024 and February 28, 2023 were 18.4% and 20.4%, respectively. The lower effective tax rate for the three months ended February 29, 2024 was primarily due to higher tax benefits from share-based payments. Our effective tax rates for the six months ended February 29, 2024 and February 28, 2023 were 21.1% and 22.0%, respectively.
10. Commitments and Contingencies
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
As of February 29, 2024 and August 31, 2023, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,008,000 and $1,793,000, respectively, of which all but approximately $60,000 and $51,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of February 29, 2024 and August 31, 2023, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,291,091 and $1,294,653, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of February 29, 2024, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we appealed. On August 17, 2023, the appeals court vacated the class certification and remanded the case to the district court for consideration of, among other things, the class action waiver signed by Starwood customer plaintiffs. On November 29, 2023, the district court reinstated the classes previously certified by the court in May 2022. We are appealing the district court's decision. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.

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
Our reportable segments are our three geographic markets, which are North America, EMEA and Growth Markets.
Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Geographic Markets
North America	$7,376,812	$7,397,874	$14,939,714	$15,020,694
EMEA	5,598,850	5,554,682	11,402,492	10,867,581
Growth Markets	2,823,852	2,861,602	5,681,611	5,673,685
Total Revenues	$15,799,514	$15,814,158	$32,023,817	$31,561,960
Industry Groups
Communications, Media & Technology	$2,654,137	$2,884,802	$5,323,585	$5,865,005
Financial Services	2,808,930	3,002,867	5,842,508	5,966,263
Health & Public Service	3,334,039	3,023,595	6,711,505	6,023,614
Products	4,761,838	4,718,572	9,621,825	9,384,360
Resources	2,240,570	2,184,322	4,524,394	4,322,718
Total Revenues	$15,799,514	$15,814,158	$32,023,817	$31,561,960
Type of Work
Consulting	$8,021,034	$8,278,763	$16,477,540	$16,723,130
Managed Services	7,778,480	7,535,395	15,546,277	14,838,830
Total Revenues	$15,799,514	$15,814,158	$32,023,817	$31,561,960

	Operating Income
	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Geographic Markets
North America	$1,060,376	$823,858	$2,317,084	$2,133,741
EMEA	529,012	615,403	1,352,613	1,342,286
Growth Markets	457,039	505,320	941,617	1,061,654
Total Operating Income	$2,046,427	$1,944,581	$4,611,314	$4,537,681

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
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
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. There continues to be significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business. These conditions have slowed the pace and level of client spending, particularly for smaller contracts with a shorter duration and for our consulting services.
Key Metrics
Key metrics for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $115 million and $244 million, respectively, in business optimization costs as discussed further in our Results of Operations. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
•Revenues of $15.8 billion, flat with the second quarter of fiscal 2023 in both U.S. dollars and local currency;
•New bookings of $21.6 billion, a decrease of 2% in both U.S. dollars and local currency;
•Operating margin of 13.0%, compared to 12.3% in the second quarter of fiscal 2023; adjusted operating margin was 13.7% compared to 13.8% in the second quarter of fiscal 2023;
•Diluted earnings per share of $2.63, a 10% increase over $2.39 in the second quarter of fiscal 2023; adjusted earnings per share increased 3% to $2.77 compared to $2.69 in the second quarter of fiscal 2023; and
•Cash returned to shareholders of $2.1 billion, including share purchases of $1.3 billion and dividends of $813 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		February 29, 2024	February 28, 2023			February 29, 2024	February 28, 2023

Geographic Markets (1)	North America	$7.4	$7.4	—%	—%	47%	47%
	EMEA	5.6	5.6	1	(2)	35	35
	Growth Markets	2.8	2.9	(1)	6	18	18
	Total Revenues	$15.8	$15.8	—%	—%	100%	100%

Industry Groups	Communications, Media & Technology	$2.7	$2.9	(8)%	(7)%	17%	18%
	Financial Services	2.8	3.0	(6)	(6)	18	19
	Health & Public Service	3.3	3.0	10	10	21	19
	Products	4.8	4.7	1	—	30	30
	Resources	2.2	2.2	3	4	14	14
	Total Revenues	$15.8	$15.8	—%	—%	100%	100%

Type of Work	Consulting	$8.0	$8.3	(3)%	(3)%	51%	52%
	Managed Services	7.8	7.5	3	3	49	48
	Total Revenues	$15.8	$15.8	—%	—%	100%	100%

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
Revenues for the second quarter of fiscal 2024 were flat in both U.S. dollars and local currency compared to the second quarter of fiscal 2023. During the second quarter of fiscal 2024, revenue growth in local currency was strong in Growth Markets, while North America was flat and EMEA had a modest decline. We experienced local currency revenue growth that was very strong in Health & Public Service, solid in Resources and flat in Products, offset by declines in Communications, Media & Technology and Financial Services. Revenue growth in local currency was modest in managed services, offset by a modest decline in consulting. The business environment is competitive, and we have been experiencing lower pricing across the business. We define pricing as contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2024 decreased 3% in both U.S. dollars and local currency compared to the second quarter of fiscal 2023. The decline in consulting revenue in local currency for the second quarter of fiscal 2024 was driven by a decline in EMEA and a modest decline in North America, partially offset by modest growth in Growth Markets. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, especially for smaller contracts with a shorter duration.
In our managed services business, revenues for the second quarter of fiscal 2024 increased 3% in both U.S. dollars and local currency compared to the second quarter of fiscal 2023. Managed services revenue growth in local currency for the second quarter of fiscal 2024 was driven by very strong growth in Growth Markets, solid growth in EMEA and slight growth in North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 0.5% lower than our revenue growth in local currency. The U.S. dollar weakened against various currencies during the six months ended February 29, 2024 compared to the six months ended February 28, 2023, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 0.5% higher than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2024, we estimate that our full fiscal 2024 revenue growth in U.S. dollars will be approximately equal to our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
92%	742,000+	13%
compared to 91% in the second quarter of fiscal 2023	compared to approximately 738,000 as of February 28, 2023	compared to 12% in the second quarter of fiscal 2023

Utilization for the second quarter of fiscal 2024 was 92%, compared to 91% in the second quarter of fiscal 2023. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 742,000 as of February 29, 2024, compared to approximately 738,000 as of February 28, 2023. The year-over-year increase in our workforce reflects people added in connection with acquisitions and hiring for specific skills.
For the second quarter of fiscal 2024, annualized attrition, excluding involuntary terminations, was 13%, up from 12% in the second quarter of fiscal 2023. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.

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
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	February 29, 2024	February 28, 2023			February 29, 2024	February 28, 2023
Consulting	$10.5	$10.7	(1)%	(1)%	$19.1	$18.8	2%	1%
Managed Services	11.1	11.4	(3)	(3)	20.9	19.5	7	6
Total New Bookings	$21.6	$22.1	(2)%	(2)%	$40.0	$38.3	4%	4%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Results of Operations for the Three and Six Months Ended February 29, 2024 Compared to the Three and Six Months Ended February 28, 2023
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	February 29, 2024	February 28, 2023			February 29, 2024	February 28, 2023
Geographic Markets (1)
North America	$7,377	$7,398	—%	—%	$14,940	$15,021	(1)%	(1)%
EMEA	5,599	5,555	1	(2)	11,402	10,868	5	—
Growth Markets	2,824	2,862	(1)	6	5,682	5,674	—	5
Total	$15,800	$15,814	—%	—%	$32,024	$31,562	1%	1%
Industry Groups
Communications, Media & Technology	$2,654	$2,885	(8)%	(7)%	$5,324	$5,865	(9)%	(9)%
Financial Services	2,809	3,003	(6)	(6)	5,843	5,966	(2)	(3)
Health & Public Service	3,334	3,024	10	10	6,712	6,024	11	11
Products	4,762	4,719	1	—	9,622	9,384	3	1
Resources	2,241	2,184	3	4	4,524	4,323	5	5
Total	$15,800	$15,814	—%	—%	$32,024	$31,562	1%	1%
Type of Work
Consulting	$8,021	$8,279	(3)%	(3)%	$16,478	$16,723	(1)%	(2)%
Managed Services	7,778	7,535	3	3	15,546	14,839	5	4
Total	$15,800	$15,814	—%	—%	$32,024	$31,562	1%	1%
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
Geographic Markets
The following revenues commentary discusses local currency revenue changes by geographic market for the three and six months ended February 29, 2024 compared to the three and six months ended February 28, 2023:
North America
•Three Months. Revenues were flat in local currency, as growth in Public Service was offset by declines in Banking & Capital Markets, Software & Platforms and Communications & Media.
•Six Months. Revenues decreased 1% in local currency, due to declines in Software & Platforms, Banking & Capital Markets and Communications & Media. These decreases were partially offset by growth in Public Service. The decline in revenues was driven by the United States.
EMEA
•Three Months. Revenues decreased 2% in local currency, due to declines in Communications & Media and Banking & Capital Markets. These decreases were partially offset by growth in Public Service. The decline in revenues was driven by the United Kingdom, France and Ireland, partially offset by revenue growth in Italy.
•Six Months. Revenues were flat in local currency, as growth in Public Service was offset by declines in Communications & Media and Consumer Goods, Retail & Travel Services. Revenues were driven by increases in Italy and Austria, offset by declines in the United Kingdom and Ireland.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Growth Markets
•Three Months. Revenues increased 6% in local currency, led by growth in Banking & Capital Markets, Industrial, Public Service and Chemicals & Natural Resources. Revenue growth was driven by Japan and Argentina, partially offset by declines in Australia and Brazil. Argentina revenues grew in local currency due to hyperinflation, but declined slightly in U.S. dollars.
•Six Months. Revenues increased 5% in local currency, led by growth in Chemicals & Natural Resources, Banking & Capital Markets, Public Service and Industrial. Revenue growth was driven by Japan and Argentina, partially offset by declines in Brazil and Australia. Argentina revenues grew in local currency due to hyperinflation, but declined slightly in U.S. dollars.
Operating Expenses
Operating expenses for the second quarter of fiscal 2024 decreased $116 million, or 1%, compared to the second quarter of fiscal 2023, and decreased as a percentage of revenues to 87.0% from 87.7% during this period. Operating expenses for the six months ended February 29, 2024 increased $388 million, or 1%, compared to the six months ended February 28, 2023, and remained flat as a percentage of revenues at 85.6% during this period.
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of people serving our clients, which consists mainly of compensation, subcontractor and other payroll costs, and non-payroll costs such as facilities, technology and travel. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.
Operating expenses by category are as follows:

	Three Months Ended					Six Months Ended
(in millions of U.S. dollars)	February 29, 2024		February 28, 2023		Increase (Decrease)	February 29, 2024		February 28, 2023		Increase (Decrease)
Operating Expenses	$13,753	87.0%	$13,870	87.7%	$(116)	$27,413	85.6%	$27,024	85.6%	$388
Cost of services	10,921	69.1	10,979	69.4	(58)	21,697	67.8	21,541	68.3	156
Sales and marketing	1,631	10.3	1,564	9.9	68	3,341	10.4	3,114	9.9	227
General and administrative costs	1,085	6.9	1,082	6.8	3	2,119	6.6	2,125	6.7	(6)
Business optimization costs	115	0.7	244	1.5	(129)	255	0.8	244	0.8	11
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the second quarter of fiscal 2024 decreased $58 million, or 1%, from the second quarter of fiscal 2023, and decreased as a percentage of revenues to 69.1% from 69.4% during this period. Gross margin for the second quarter of fiscal 2024 increased as a percentage of revenues to 30.9% compared to 30.6% during the second quarter of fiscal 2023. The increase in gross margin was primarily due to lower labor costs compared to the same period in fiscal 2023.
Cost of services for the six months ended February 29, 2024 increased $156 million, or 1%, over the six months ended February 28, 2023, and decreased as a percentage of revenues to 67.8% from 68.3% during this period. Gross margin for the six months ended February 29, 2024 increased to 32.2% compared to 31.7% during the six months ended February 28, 2023. The increase in gross margin was primarily due to lower labor costs, including lower subcontractor costs compared to the same period in fiscal 2023.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2024 increased $68 million, or 4%, over the second quarter of fiscal 2023, and increased as a percentage of revenues to 10.3% compared to 9.9% during this period. Sales and marketing expense for the six months ended February 29, 2024 increased $227 million, or 7%, over the six months ended February 28, 2023, and increased as a percentage of revenues to 10.4% compared to 9.9% during this period. The increase as a percentage of revenues for the three and six months ended February 29, 2024 was due to higher selling and other business development costs as a percentage of revenues compared to the same period in fiscal 2023.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2024 increased $3 million over the second quarter of fiscal 2023, and increased as a percentage of revenues to 6.9% compared to 6.8% during this period. General and administrative costs for the six months ended February 29, 2024 decreased $6 million from the six months ended February 28, 2023, and decreased as a percentage of revenues to 6.6% from 6.7% during this period.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Business Optimization Costs
During the second quarter of fiscal 2024 and 2023, we recorded business optimization costs of $115 million and $244 million, respectively, primarily for employee severance. During the six months ended February 29, 2024, and February 28, 2023, we recorded business optimization costs of $255 million and $244 million, respectively, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or "adjusted" basis excluding the business optimization costs recorded in fiscal 2024 and fiscal 2023, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended					Six Months Ended
	February 29, 2024		February 28, 2023			February 29, 2024		February 28, 2023
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,060	14%	$824	11%	$237	$2,317	16%	$2,134	14%	$183
EMEA (1)	529	9	615	11	(86)	1,353	12	1,342	12	10
Growth Markets (1)	457	16	505	18	(48)	942	17	1,062	19	(120)
Total	$2,046	13.0%	$1,945	12.3%	$102	$4,611	14.4%	$4,538	14.4%	$74
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
Operating income for the second quarter of fiscal 2024 increased $102 million, or 5%, compared with the second quarter of fiscal 2023. Operating margin for the second quarter of fiscal 2024 was 13.0%, compared with 12.3% for the second quarter of fiscal 2023. Operating income for the six months ended February 29, 2024 increased $74 million, or 2%, compared with the six months ended February 28, 2023. Operating margin for the six months ended February 29, 2024 was 14.4%, flat with the six months ended February 28, 2023.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the three and six months ended February 29, 2024 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for the three and six months ended February 29, 2024 compared with the three and six months ended February 28, 2023:
North America
•Three Months. Operating income increased primarily due to lower business optimization costs and lower labor costs, partially offset by a decline in consulting contract profitability.
•Six Months. Operating income increased primarily due to lower business optimization costs and lower labor costs, partially offset by a decline in consulting contract profitability.
EMEA
•Three Months. Operating income decreased primarily due to higher business optimization costs as well as a decline in consulting revenues and consulting contract profitability.
•Six Months. Operating income increased primarily due to the positive impact of foreign currency exchange rates which resulted in an increase in U.S. dollar revenues, partially offset by higher business optimization costs.
Growth Markets
•Three Months. Operating income decreased as revenue growth in local currency was more than offset by lower contract profitability and the negative impact of foreign currency exchange rates which resulted in a decline in U.S. dollar revenues.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
•Six Months. Operating income decreased as revenue growth in local currency was more than offset by lower contract profitability, higher business optimization costs and the negative impact of foreign currency exchange rates which resulted in a decline in U.S. dollar revenues.
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the second quarter of fiscal 2024 and 2023 by 70 and 150 basis points, respectively. Adjusted operating margin for the second quarter of fiscal 2024 decreased 10 basis points to 13.7% compared with the second quarter of fiscal 2023. The business optimization costs reduced operating margin for both the six months ended February 29, 2024 and February 28, 2023 by 80 basis points. Adjusted operating margin for the six months ended February 29, 2024 remained flat at 15.2% compared with the six months ended February 28, 2023.

	Three Months Ended
	February 29, 2024				February 28, 2023
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
North America	$1,060	$5	$1,065	14%	$824	$177	$1,001	14%	$64
EMEA (2)	529	86	615	11	615	41	656	12	(42)
Growth Markets (2)	457	25	482	17	505	26	532	19	(50)
Total	$2,046	$115	$2,162	13.7%	$1,945	$244	$2,189	13.8%	$(27)

	Six Months Ended
	February 29, 2024				February 28, 2023
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
North America	$2,317	$51	$2,368	16%	$2,134	$177	$2,311	15%	$57
EMEA (2)	1,353	156	1,509	13	1,342	41	1,383	13	126
Growth Markets (2)	942	48	990	17	1,062	26	1,088	19	(98)
Total	$4,611	$255	$4,866	15.2%	$4,538	$244	$4,782	15.2%	$84
Amounts in tables may not total due to rounding.
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
Interest Income
Interest income for the second quarter of fiscal 2024 was $65 million, an increase of $15 million over the second quarter of fiscal 2023. Interest income for the six months ended February 29, 2024 was $167 million, an increase of $72 million over the six months ended February 28, 2023. The increase for the three and six months ended February 29, 2024 was primarily due to higher interest rates compared to the three and six months ended February 28, 2023.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the three and six months ended February 29, 2024, Other income (expense), net decreased $31 million and $24 million from the three and six months ended February 28, 2023, respectively, primarily due to higher gains on investments, partially offset by higher foreign currency exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements."
Income Tax Expense
The effective tax rates for the second quarter of fiscal 2024 and 2023 were 18.4% and 20.4%, respectively. The lower effective tax rate for the second quarter of fiscal 2024 was primarily due to higher tax benefits from share-based payments. The effective tax rates for the six months ended February 29, 2024 and February 28, 2023 were 21.1% and 22.0%, respectively.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Income Tax Expense Excluding Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $115 million and $244 million, and related reduction in tax expense of $28 million and $52 million, our adjusted effective tax rates were 18.8% and 20.4% for the second quarter of fiscal 2024 and 2023, respectively. Excluding the business optimization costs of $255 million and $244 million, and related reduction in tax expense of $62 million and $52 million, our adjusted effective tax rates were 21.2% and 22.0% for the six months ended February 29, 2024 and February 28, 2023, respectively.
Earnings Per Share
Diluted earnings per share were $2.63 for the second quarter of fiscal 2024, compared with $2.39 for the second quarter of fiscal 2023. Diluted earnings per share were $5.73 for the six months ended February 29, 2024, compared with $5.47 for the six months ended February 28, 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Earnings Per Share Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs of $87 million and $193 million, net of related taxes, decreased diluted earnings per share by $0.14 and $0.30 for the second quarter of fiscal 2024 and 2023, respectively. Adjusted diluted earnings per share were $2.77 and $2.69 for the second quarter of fiscal 2024 and 2023, respectively. The business optimization costs of $193 million, net of related taxes, decreased diluted earnings per share by $0.30 for both the six months ended February 29, 2024 and February 28, 2023. Adjusted diluted earnings per share were $6.04 and $5.77 for the six months ended February 29, 2024 and February 28, 2023, respectively.

	Three Months Ended	Six Months Ended
February 29, 2024 As Reported	$2.63	$5.73
Business optimization costs	0.18	0.40
Tax effect of business optimization costs (1)	(0.04)	(0.10)
February 29, 2024 As Adjusted	$2.77	$6.04

February 28, 2023 As Reported	$2.39	$5.47
Business optimization costs	0.38	0.38
Tax effect of business optimization costs (1)	(0.08)	(0.08)
February 28, 2023 As Adjusted	$2.69	$5.77
Amounts in table may not total due to rounding.
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the costs were recorded.
Changes in adjusted diluted earnings per share were due to the following factors:

	Three Months Ended	Six Months Ended
February 28, 2023 As Adjusted	$2.69	$5.77
Non-operating income	0.06	0.11
Effective tax rate	0.06	0.06
Lower share count	—	0.01
Net income attributable to noncontrolling interests	(0.01)	(0.01)
Operating results	(0.03)	0.10
February 29, 2024 As Adjusted	$2.77	$6.04

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Liquidity and Capital Resources
As of February 29, 2024, Cash and cash equivalents was $5.1 billion, compared with $9.0 billion as of August 31, 2023.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
(in millions of U.S. dollars)	February 29, 2024	February 28, 2023	Change
Net cash provided by (used in):
Operating activities	$2,600	$2,826	$(226)
Investing activities	(3,064)	(1,260)	(1,803)
Financing activities	(3,418)	(3,192)	(225)
Effect of exchange rate changes on cash and cash equivalents	(42)	(24)	(18)
Net increase (decrease) in cash and cash equivalents	$(3,924)	$(1,651)	$(2,273)
Amounts in table may not total due to rounding.
Operating activities: The $226 million decrease in operating cash flows was primarily due to changes in operating assets and liabilities, partially offset by higher net income.
Investing activities: The $1,803 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $225 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 29, 2024, we had the following borrowing facilities:

(in millions of U.S. dollars)	Credit Facilities
Syndicated loan facility (1)	$3,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities	1,900
Local guaranteed and non-guaranteed lines of credit	243
Total	$5,144
Amounts in table may not total due to rounding.
(1)This facility, which matures on April 24, 2026, provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit and short-term commercial paper. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of February 29, 2024, we had $100 million of commercial paper outstanding and backed by this facility, with a weighted-average effective interest rate of 5.4%.
Under the borrowing facilities described above, we had an aggregate of $1,037 million of letters of credit outstanding as of February 29, 2024. We also had $100 million of commercial paper outstanding as of February 29, 2024. The amount of commercial paper and letters of credit outstanding reduces the available borrowing capacity under these facilities.

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
Our share purchase activity during the six months ended February 29, 2024 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	5,659,433	$1,863	—	$—
Other share purchase programs	—	—	18,684	6
Other purchases (2)	1,892,301	644	—	—
Total	7,551,734	$2,507	18,684	$6
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the six months ended February 29, 2024, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended February 29, 2024, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2023. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2023, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	34
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2023 — December 31, 2023	1,075,866	$341.21	864,166	$5,114
January 1, 2024 — January 31, 2024	1,799,089	350.56	708,412	4,861
February 1, 2024 — February 29, 2024	866,846	369.88	647,417	4,621
Total (4)	3,741,801	$352.35	2,219,995
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2024, we purchased 2,219,995 Accenture plc Class A ordinary shares under this program for an aggregate price of $788 million. The open-market purchase program does not have an expiration date.
(3)As of February 29, 2024, our aggregate available authorization for share purchases and redemptions was $4,621 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 29, 2024, the Board of Directors of Accenture plc has authorized an aggregate of $50.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the second quarter of fiscal 2024, Accenture purchased 1,521,806 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	35
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the second quarter of fiscal 2024, no executive officer or director adopted or terminated any Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.2*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.7*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (filed herewith)

10.8*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc's 8-K filed on January 31, 2024)

10.9*	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on January 31, 2024)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 29, 2024 (Unaudited) and August 31, 2023, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 29, 2024 and February 28, 2023, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 29, 2024 and February 28, 2023, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 29, 2024 and February 28, 2023, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 29, 2024 and February 28, 2023 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

ACCENTURE FORM 10-Q	Part II — Other Information	36

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	37
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 21, 2024

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)