Form 10-Q
period 2024-05-31
Accenture plc
filed 2024-06-20
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 6, 2024 was 671,956,882 (which number includes 45,572,471 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 6, 2024 was 308,754.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
May 31, 2024 and August 31, 2023

	May 31, 2024	August 31, 2023
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,537,217	$9,045,032
Short-term investments	4,878	4,575
Receivables and contract assets	13,199,388	12,227,186
Other current assets	2,333,935	2,105,138
Total current assets	21,075,418	23,381,931
NON-CURRENT ASSETS:
Contract assets	119,281	106,994
Investments	231,281	197,443
Property and equipment, net	1,451,599	1,530,007
Lease assets	2,587,408	2,637,479
Goodwill	19,842,707	15,573,003
Deferred contract costs	834,045	851,972
Deferred tax assets	4,074,545	4,154,878
Intangibles	2,749,965	2,072,957
Other non-current assets	1,175,070	738,641
Total non-current assets	33,065,901	27,863,374
TOTAL ASSETS	$54,141,319	$51,245,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,610,025	$104,810
Accounts payable	2,251,330	2,491,173
Deferred revenues	5,299,334	4,907,152
Accrued payroll and related benefits	6,416,460	7,506,030
Income taxes payable	557,561	720,778
Lease liabilities	680,484	690,417
Other accrued liabilities	1,392,559	1,588,678
Total current liabilities	18,207,753	18,009,038
NON-CURRENT LIABILITIES:
Long-term debt	68,878	43,093
Deferred revenues	621,251	653,954
Retirement obligation	1,629,907	1,595,638
Deferred tax liabilities	516,745	395,280
Income taxes payable	1,389,233	1,313,971
Lease liabilities	2,242,156	2,310,714
Other non-current liabilities	845,654	465,024
Total non-current liabilities	7,313,824	6,777,674
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2024 and August 31, 2023	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 671,948,015 and 664,616,285 shares issued as of May 31, 2024 and August 31, 2023, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 308,754 and 325,438 shares issued and outstanding as of May 31, 2024 and August 31, 2023, respectively	—	—
Restricted share units	2,242,122	2,403,374
Additional paid-in capital	15,013,157	12,778,782
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2024 and August 31, 2023; Class A ordinary, 45,326,443 and 36,351,137 shares as of May 31, 2024 and August 31, 2023, respectively	(9,997,842)	(7,062,512)
Retained earnings	22,242,224	19,316,224
Accumulated other comprehensive loss	(1,755,244)	(1,743,101)
Total Accenture plc shareholders’ equity	27,744,489	25,692,839
Noncontrolling interests	875,253	765,754
Total shareholders’ equity	28,619,742	26,458,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,141,319	$51,245,305
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Nine Months Ended May 31, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
REVENUES:
Revenues	$16,466,828	$16,564,585	$48,490,645	$48,126,545
OPERATING EXPENSES:
Cost of services	10,968,377	11,035,515	32,665,784	32,576,567
Sales and marketing	1,750,366	1,738,621	5,091,442	4,852,207
General and administrative costs	1,039,800	1,084,288	3,158,747	3,209,539
Business optimization costs	77,420	346,873	332,493	591,263
Total operating expenses	13,835,963	14,205,297	41,248,466	41,229,576
OPERATING INCOME	2,630,865	2,359,288	7,242,179	6,896,969
Interest income	53,690	81,818	220,939	176,782
Interest expense	(11,334)	(11,208)	(36,134)	(30,122)
Other income (expense), net	(18,851)	201,783	(60,222)	136,576
INCOME BEFORE INCOME TAXES	2,654,370	2,631,681	7,366,762	7,180,205
Income tax expense	673,022	583,346	1,666,231	1,584,887
NET INCOME	1,981,348	2,048,335	5,700,531	5,595,318
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,901)	(2,101)	(5,592)	(5,790)
Net income attributable to noncontrolling interests – other	(47,264)	(36,238)	(114,453)	(90,934)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,932,183	$2,009,996	$5,580,486	$5,498,594
Weighted average Class A ordinary shares:
Basic	628,353,267	631,535,162	628,437,255	630,826,230
Diluted	635,607,597	638,743,434	636,611,310	638,404,751
Earnings per Class A ordinary share:
Basic	$3.07	$3.18	$8.88	$8.72
Diluted	$3.04	$3.15	$8.77	$8.62
Cash dividends per share	$1.29	$1.12	$3.87	$3.36
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended May 31, 2024 and 2023
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
NET INCOME	$1,981,348	$2,048,335	$5,700,531	$5,595,318
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(55,682)	13,252	(79,263)	210,045
Defined benefit plans	4,876	6,722	46,506	104,941
Cash flow hedges	(47,298)	23,373	20,614	(25,567)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(98,104)	43,347	(12,143)	289,419
Other comprehensive income (loss) attributable to noncontrolling interests	(2,273)	827	(2,645)	6,165
COMPREHENSIVE INCOME	$1,880,971	$2,092,509	$5,685,743	$5,890,902

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,834,079	$2,053,343	$5,568,343	$5,788,013
Comprehensive income attributable to noncontrolling interests	46,892	39,166	117,400	102,889
COMPREHENSIVE INCOME	$1,880,971	$2,092,509	$5,685,743	$5,890,902
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended May 31, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 29, 2024	$57	40	$15	670,405	$—	315	$1,863,338	$14,555,758	$(8,790,812)	(41,617)	$21,151,637	$(1,657,140)	$27,122,853	$833,571	$27,956,424
Net income											1,932,183		1,932,183	49,165	1,981,348
Other comprehensive income (loss)												(98,104)	(98,104)	(2,273)	(100,377)
Purchases of Class A shares								1,153	(1,374,593)	(4,289)			(1,373,440)	(1,153)	(1,374,593)
Share-based compensation expense							411,120	62,811					473,931		473,931
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(8,649)					(8,649)		(8,649)
Issuances of Class A shares for employee share programs				1,543			(62,289)	400,310	167,563	540	(1,474)		504,110	406	504,516
Dividends							29,953				(840,122)		(810,169)	(807)	(810,976)
Other, net								1,774					1,774	(3,656)	(1,882)
Balance as of May 31, 2024	$57	40	$15	671,948	$—	309	$2,242,122	$15,013,157	$(9,997,842)	(45,366)	$22,242,224	$(1,755,244)	$27,744,489	$875,253	$28,619,742
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended May 31, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2023	$57	40	$15	662,406	$—	339	$1,636,155	$12,163,671	$(5,593,010)	(31,181)	$17,500,001	$(1,944,270)	$23,762,619	$694,659	$24,457,278
Net income											2,009,996		2,009,996	38,339	2,048,335
Other comprehensive income (loss)												43,347	43,347	827	44,174
Purchases of Class A shares								703	(787,299)	(2,815)			(786,596)	(703)	(787,299)
Share-based compensation expense							406,504	66,191					472,695		472,695
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(4)		(1,638)					(1,638)		(1,638)
Issuances of Class A shares for employee share programs				1,719			(40,094)	406,315	253,188	632	(82,866)		536,543	473	537,016
Dividends							28,011				(735,013)		(707,002)	(740)	(707,742)
Other, net								2,467					2,467	(3,357)	(890)
Balance as of May 31, 2023	$57	40	$15	664,125	$—	335	$2,030,576	$12,637,709	$(6,127,121)	(33,364)	$18,692,118	$(1,900,923)	$25,332,431	$729,498	$26,061,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											5,580,486		5,580,486	120,045	5,700,531
Other comprehensive income (loss)												(12,143)	(12,143)	(2,645)	(14,788)
Purchases of Class A shares								3,356	(3,881,294)	(11,841)			(3,877,938)	(3,356)	(3,881,294)
Share-based compensation expense							1,418,702	120,100					1,538,802		1,538,802
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(16)		(14,922)					(14,922)		(14,922)
Issuances of Class A shares for employee share programs				7,332			(1,677,033)	2,123,575	945,964	2,866	(126,247)		1,266,259	1,064	1,267,323
Dividends							97,079				(2,528,239)		(2,431,160)	(2,450)	(2,433,610)
Other, net								2,266					2,266	(3,159)	(893)
Balance as of May 31, 2024	$57	40	$15	671,948	$—	309	$2,242,122	$15,013,157	$(9,997,842)	(45,366)	$22,242,224	$(1,755,244)	$27,744,489	$875,253	$28,619,742
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											5,498,594		5,498,594	96,724	5,595,318
Other comprehensive income (loss)												289,419	289,419	6,165	295,584
Purchases of Class A shares								3,021	(3,321,982)	(12,110)			(3,318,961)	(3,021)	(3,321,982)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,407,869	122,165					1,530,034		1,530,034
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(166)		(3,868)					(3,868)		(3,868)
Issuances of Class A shares for employee share programs				8,392			(1,553,088)	2,006,131	1,277,617	3,352	(387,229)		1,343,431	1,206	1,344,637
Dividends							84,413				(2,203,509)		(2,119,096)	(2,235)	(2,121,331)
Other, net								6,781					6,781	(10,332)	(3,551)
Balance as of May 31, 2023	$57	40	$15	664,125	$—	335	$2,030,576	$12,637,709	$(6,127,121)	(33,364)	$18,692,118	$(1,900,923)	$25,332,431	$729,498	$26,061,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Nine Months Ended May 31, 2024 and 2023
(Unaudited)

	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,700,531	$5,595,318
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,571,633	1,639,804
Share-based compensation expense	1,538,802	1,530,034
Deferred tax expense (benefit)	77,743	(136,237)
Other, net	(224,203)	(228,922)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(587,215)	(410,214)
Other current and non-current assets	(893,908)	(588,958)
Accounts payable	(348,143)	(242,633)
Deferred revenues, current and non-current	312,882	381,121
Accrued payroll and related benefits	(1,110,890)	(1,064,577)
Income taxes payable, current and non-current	(91,471)	57,745
Other current and non-current liabilities	(204,165)	(417,601)
Net cash provided by (used in) operating activities	5,741,596	6,114,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(302,873)	(347,878)
Purchases of businesses and investments, net of cash acquired	(5,239,180)	(1,334,007)
Proceeds from the sale of businesses and investments	20,905	418,113
Other investing, net	6,504	8,392
Net cash provided by (used in) investing activities	(5,514,644)	(1,255,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,267,323	1,344,637
Purchases of shares	(3,896,216)	(3,325,850)
Proceeds from debt	1,599,033	—
Repayments of debt	(100,000)	—
Cash dividends paid	(2,433,610)	(2,121,331)
Other financing, net	(71,088)	(62,481)
Net cash provided by (used in) financing activities	(3,634,558)	(4,165,025)
Effect of exchange rate changes on cash and cash equivalents	(100,209)	(48,862)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,507,815)	645,613
CASH AND CASH EQUIVALENTS, beginning of period	9,045,032	7,889,833
CASH AND CASH EQUIVALENTS, end of period	$5,537,217	$8,535,446
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,941,200	$1,774,337
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2024.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of May 31, 2024 and August 31, 2023, the total allowance for credit losses recorded for client receivables and contract assets was $25,155 and $26,343, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	May 31, 2024	August 31, 2023
Equity method investments	$22,202	$23,985
Investments without readily determinable fair values	209,079	173,458
Total non-current investments	$231,281	$197,443
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

Depreciation and Amortization
As of May 31, 2024 and August 31, 2023, total accumulated depreciation was $2,797,314 and $2,574,685, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and nine months ended May 31, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Depreciation	$138,132	$165,053	$406,374	$446,844
Amortization - Deferred transition	74,196	91,480	265,552	247,080
Amortization - Intangible assets	133,097	101,814	364,353	331,095
Operating lease cost	172,293	240,601	520,522	605,329
Other	3,587	2,151	14,832	9,456
Total depreciation, amortization and other	$521,305	$601,099	$1,571,633	$1,639,804
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
Total business optimization costs by reportable operating segment for the three and nine months ended May 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
North America	$(3,677)	$96,349	$46,941	$273,329
EMEA (1)	74,937	167,205	231,302	208,165
Growth Markets (1)	6,160	83,319	54,250	109,769
Total business optimization costs	$77,420	$346,873	$332,493	$591,263
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

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $29 billion and $26 billion as of May 31, 2024 and August 31, 2023, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 35% of our remaining performance obligations as of May 31, 2024 as revenue in fiscal 2024, an additional 37% in fiscal 2025, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2024 and 2023.
Contract Balances
Deferred transition revenues were $621,251 and $653,954 as of May 31, 2024 and August 31, 2023, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $834,045 and $851,972 as of May 31, 2024 and August 31, 2023, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	As of May 31, 2024	As of August 31, 2023
Receivables	$11,336,441	$10,690,713
Contract assets (current)	1,862,947	1,536,473
Receivables and contract assets, net of allowance (current)	13,199,388	12,227,186
Contract assets (non-current)	119,281	106,994
Deferred revenues (current)	5,299,334	4,907,152
Deferred revenues (non-current)	621,251	653,954
Changes in the contract asset and liability balances during the nine months ended May 31, 2024 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2024 that were included in Deferred revenues as of February 29, 2024 and August 31, 2023 were $2.6 billion and $3.9 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2023 that were included in Deferred revenues as of February 28, 2023 and August 31, 2022 were $2.7 billion and $3.7 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Basic earnings per share
Net income attributable to Accenture plc	$1,932,183	$2,009,996	$5,580,486	$5,498,594
Basic weighted average Class A ordinary shares	628,353,267	631,535,162	628,437,255	630,826,230
Basic earnings per share	$3.07	$3.18	$8.88	$8.72
Diluted earnings per share
Net income attributable to Accenture plc	$1,932,183	$2,009,996	$5,580,486	$5,498,594
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,901	2,101	5,592	5,790
Net income for diluted earnings per share calculation	$1,934,084	$2,012,097	$5,586,078	$5,504,384
Basic weighted average Class A ordinary shares	628,353,267	631,535,162	628,437,255	630,826,230
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	618,083	660,083	629,556	664,324
Diluted effect of employee compensation related to Class A ordinary shares	6,539,124	6,505,805	7,293,668	6,830,076
Diluted effect of share purchase plans related to Class A ordinary shares	97,123	42,384	250,831	84,121
Diluted weighted average Class A ordinary shares (2)	635,607,597	638,743,434	636,611,310	638,404,751
Diluted earnings per share	$3.04	$3.15	$8.77	$8.62
(1)Diluted earnings per share assumes the exchange of all Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares on a one-for-one basis. The income effect does not take into account “Net income attributable to noncontrolling interests - other,” since those shares are not redeemable or exchangeable for Accenture plc Class A ordinary shares.
(2)The weighted average diluted shares outstanding for the calculation of diluted earnings per share excludes an immaterial amount of shares issuable upon the vesting of restricted stock units because their effects were antidilutive.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Foreign currency translation
Beginning balance	$(1,534,213)	$(1,655,527)	$(1,510,632)	$(1,852,320)
Foreign currency translation	(59,999)	12,897	(85,286)	217,607
Income tax benefit (expense)	2,088	1,152	3,314	(1,479)
Portion attributable to noncontrolling interests	2,229	(797)	2,709	(6,083)
Foreign currency translation, net of tax	(55,682)	13,252	(79,263)	210,045
Ending balance	(1,589,895)	(1,642,275)	(1,589,895)	(1,642,275)

Defined benefit plans
Beginning balance	(184,873)	(250,552)	(226,503)	(348,771)
Reclassifications into net periodic pension and post-retirement expense	6,529	8,712	57,337	143,602
Income tax benefit (expense)	(1,650)	(1,984)	(10,787)	(38,552)
Portion attributable to noncontrolling interests	(3)	(6)	(44)	(109)
Defined benefit plans, net of tax	4,876	6,722	46,506	104,941
Ending balance	(179,997)	(243,830)	(179,997)	(243,830)

Cash flow hedges
Beginning balance	61,946	(38,191)	(5,966)	10,749
Unrealized gain (loss)	(47,583)	25,722	49,792	(66,994)
Reclassification adjustments into Cost of services	(10,163)	4,115	(25,609)	24,721
Income tax benefit (expense)	10,401	(6,440)	(3,549)	16,679
Portion attributable to noncontrolling interests	47	(24)	(20)	27
Cash flow hedges, net of tax	(47,298)	23,373	20,614	(25,567)
Ending balance (1)	14,648	(14,818)	14,648	(14,818)

Accumulated other comprehensive loss	$(1,755,244)	$(1,900,923)	$(1,755,244)	$(1,900,923)
(1)As of May 31, 2024, $25,093 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the nine months ended May 31, 2024, we completed individually immaterial acquisitions for total consideration of $5,229,853, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2023	Additions/ Adjustments	Foreign Currency Translation	May 31, 2024
North America	$8,876,050	$2,587,017	$(1,757)	$11,461,310
EMEA (1)	5,152,149	1,536,517	(30,099)	6,658,567
Growth Markets (1)	1,544,804	207,147	(29,121)	1,722,830
Total	$15,573,003	$4,330,681	$(60,977)	$19,842,707
(1)Effective September 1, 2023, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market is now referred to as our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2023			May 31, 2024
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,842,257	$(999,604)	$1,842,653	$3,668,580	$(1,216,991)	$2,451,589
Technology	289,989	(141,022)	148,967	328,317	(177,196)	151,121
Patents	123,579	(70,472)	53,107	121,361	(71,860)	49,501
Other	65,138	(36,908)	28,230	132,991	(35,237)	97,754
Total	$3,320,963	$(1,248,006)	$2,072,957	$4,251,249	$(1,501,284)	$2,749,965
Total amortization related to our intangible assets was $133,097 and $364,353 for the three and nine months ended May 31, 2024, respectively. Total amortization related to our intangible assets was $101,814 and $331,095 for the three and nine months ended May 31, 2023, respectively. Estimated future amortization related to intangible assets held as of May 31, 2024 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2024	$147,127
2025	563,055
2026	504,392
2027	434,977
2028	407,243
Thereafter	693,171
Total	$2,749,965

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the nine months ended May 31, 2024 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2023	$1.29	October 12, 2023	$809,225	October 10, 2023	$831	$810,056
February 15, 2024	1.29	January 18, 2024	811,766	January 16, 2024	812	812,578
May 15, 2024	1.29	April 11, 2024	810,169	April 9, 2024	807	810,976
Total Dividends			$2,431,160		$2,450	$2,433,610
The payment of cash dividends includes the net effect of $97,079 of additional restricted stock units being issued as a part of our share plans, which resulted in 290,133 restricted share units being issued.
Subsequent Event
On June 19, 2024, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.29 per share on our Class A ordinary shares for shareholders of record at the close of business on July 11, 2024 payable on August 15, 2024.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2024 and 2023, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $57,232 and $103,568 for the three and nine months ended May 31, 2024, respectively, and net losses of $72,091 and $94,351 for the three and nine months ended May 31, 2023, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	May 31, 2024	August 31, 2023
Assets
Cash Flow Hedges
Other current assets	$59,171	$52,995
Other non-current assets	46,783	44,739
Other Derivatives
Other current assets	6,607	6,686
Total assets	$112,561	$104,420
Liabilities
Cash Flow Hedges
Other accrued liabilities	$34,078	$50,020
Other non-current liabilities	24,997	26,076
Other Derivatives
Other accrued liabilities	36,430	38,645
Total liabilities	$95,505	$114,741
Total fair value	$17,056	$(10,321)
Total notional value	$14,140,492	$13,390,031
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

	May 31, 2024	August 31, 2023
Net derivative assets	$74,283	$50,528
Net derivative liabilities	57,227	60,849
Total fair value	$17,056	$(10,321)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

9. Borrowings and Indebtedness
As of May 31, 2024 and August 31, 2023, we had total outstanding debt of $1,678,903 and $147,903, respectively.
As of May 31, 2024, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,945,719
Local guaranteed and non-guaranteed lines of credit (3)	275,676
Total	$7,721,395
(1)On May 14, 2024, we replaced our $3,000,000 syndicated 5-year credit facility with a new $5,500,000 syndicated credit facility maturing on May 14, 2029. This facility provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit and short-term commercial paper. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We are in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of May 31, 2024, we had $1,606,900 of commercial paper outstanding (excluding unamortized discounts), and backed by this facility, with a weighted-average effective interest rate of 5.4%. As of August 31, 2023, we had $100,000 of commercial paper outstanding backed by our $3,000,000 syndicated 5-year credit facility, with a weighted-average effective interest rate of 5.4%.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of May 31, 2024 and August 31, 2023, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of May 31, 2024 and August 31, 2023, we had no borrowings under these various facilities.
We had an aggregate of $1,172,422 and $1,080,819 of letters of credit outstanding and $1,606,900 (excluding unamortized discounts) and $100,000 of commercial paper outstanding as of May 31, 2024 and August 31, 2023, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.
10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2024 and 2023 were 25.4% and 22.2%, respectively. The higher effective tax rate for the three months ended May 31, 2024 was primarily due to the tax impact in the prior year from an investment gain and higher expense from adjustments to prior year tax liabilities. Our effective tax rates for the nine months ended May 31, 2024 and 2023 were 22.6% and 22.1%, respectively. The higher effective tax rate for the nine months ended May 31, 2024 was primarily due to the tax impact in the prior year from an investment gain.

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
As of May 31, 2024 and August 31, 2023, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,192,000 and $1,793,000, respectively, of which all but approximately $59,000 and $51,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of May 31, 2024 and August 31, 2023, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,654,531 and $1,294,653, respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of May 31, 2024, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

12. Segment Reporting
Our reportable segments are our three geographic markets, which are North America, EMEA and Growth Markets.
Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Geographic Markets
North America (1)	$7,834,206	$7,720,903	$22,773,920	$22,741,597
EMEA (2)	5,776,624	5,872,107	17,179,116	16,739,688
Growth Markets (1) (2)	2,855,998	2,971,575	8,537,609	8,645,260
Total Revenues	$16,466,828	$16,564,585	$48,490,645	$48,126,545
Industry Groups
Communications, Media & Technology	$2,763,076	$2,880,187	$8,086,661	$8,745,192
Financial Services	2,894,753	3,138,181	8,737,261	9,104,444
Health & Public Service	3,515,264	3,266,347	10,226,769	9,289,961
Products	4,983,422	4,968,399	14,605,247	14,352,759
Resources	2,310,313	2,311,471	6,834,707	6,634,189
Total Revenues	$16,466,828	$16,564,585	$48,490,645	$48,126,545
Type of Work
Consulting	$8,457,169	$8,693,030	$24,934,709	$25,416,160
Managed Services	8,009,659	7,871,555	23,555,936	22,710,385
Total Revenues	$16,466,828	$16,564,585	$48,490,645	$48,126,545

	Operating Income
	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Geographic Markets
North America (1)	$1,365,072	$1,241,245	$3,682,156	$3,374,986
EMEA (2)	749,859	670,330	2,102,472	2,012,616
Growth Markets (1) (2)	515,934	447,713	1,457,551	1,509,367
Total Operating Income	$2,630,865	$2,359,288	$7,242,179	$6,896,969
(1)As announced on June 11, 2024, effective September 1, 2024, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become The Americas market and Growth Markets will become the Asia Pacific market.
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
Overview
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, EMEA (Europe, Middle East and Africa) and Growth Markets (Asia Pacific and Latin America). We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale. As announced on June 11, 2024, effective September 1, 2024, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become The Americas market and Growth Markets will become the Asia Pacific market.
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. There continues to be significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business. These conditions have slowed the pace and level of client spending, particularly for smaller contracts with a shorter duration and for our consulting services. Clients continue to prioritize large-scale transformations, which convert to revenue over a longer period.
Key Metrics
Key metrics for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $77 million and $347 million, respectively, in business optimization costs recorded during the third quarter of fiscal 2024 and 2023 and, with respect to effective tax rate and diluted earnings per share, the impact of a $253 million investment gain related to our investment in Duck Creek Technologies recorded during the third quarter of fiscal 2023 as discussed further in our Results of Operations. For additional information regarding business optimization costs, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
•Revenues of $16.5 billion, a decrease of 1% in U.S. dollars and an increase of 1% in local currency;
•New bookings of $21.1 billion, an increase of 22% in U.S. dollars and 26% in local currency;
•Operating margin of 16.0%, compared to 14.2% in the third quarter of fiscal 2023; adjusted operating margin was 16.4% compared to 16.3% in the third quarter of fiscal 2023;
•Diluted earnings per share of $3.04, a 3% decrease from $3.15 in the third quarter of fiscal 2023; adjusted earnings per share decreased 2% to $3.13 compared to $3.19 in the third quarter of fiscal 2023; and
•Cash returned to shareholders of $2.2 billion, including share purchases of $1.4 billion and dividends of $811 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		May 31, 2024	May 31, 2023			May 31, 2024	May 31, 2023

Geographic Markets	North America	$7.8	$7.7	1%	1%	48%	47%
	EMEA (1)	5.8	5.9	(2)	(2)	35	35
	Growth Markets (1)	2.9	3.0	(4)	8	17	18
	Total Revenues	$16.5	$16.6	(1)%	1%	100%	100%

Industry Groups	Communications, Media & Technology	$2.8	$2.9	(4)%	(1)%	17%	17%
	Financial Services	2.9	3.1	(8)	(5)	18	19
	Health & Public Service	3.5	3.3	8	9	21	20
	Products	5.0	5.0	—	2	30	30
	Resources	2.3	2.3	—	3	14	14
	Total Revenues	$16.5	$16.6	(1)%	1%	100%	100%

Type of Work	Consulting	$8.5	$8.7	(3)%	(1)%	51%	52%
	Managed Services	8.0	7.9	2	4	49	48
	Total Revenues	$16.5	$16.6	(1)%	1%	100%	100%

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
Revenues for the third quarter of fiscal 2024 decreased 1% in U.S. dollars and increased 1% in local currency compared to the third quarter of fiscal 2023. During the third quarter of fiscal 2024, revenue growth in local currency was very strong in Growth Markets and slight in North America, partially offset by a modest decline in EMEA. We experienced local currency revenue growth that was very strong in Health & Public Service and modest in Resources and Products, partially offset by a decline in Financial Services and a slight decline in Communications, Media & Technology. Revenue growth in local currency was solid in managed services, partially offset by a slight decline in consulting. The business environment is competitive, and we continue to experience lower pricing across the business. We define pricing as contract profitability or margin on the work that we sell.
In our consulting business, revenues for the third quarter of fiscal 2024 decreased 3% in U.S. dollars and 1% in local currency compared to the third quarter of fiscal 2023. The decline in consulting revenue in local currency for the third quarter of fiscal 2024 was driven by a decline in EMEA, partially offset by solid growth in Growth Markets and modest growth in North America. Our consulting revenue continues to be driven by helping our clients accelerate their digital transformation, including moving to the cloud, embedding security across the enterprise and adopting new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, especially for smaller contracts with a shorter duration.
In our managed services business, revenues for the third quarter of fiscal 2024 increased 2% in U.S. dollars and 4% in local currency compared to the third quarter of fiscal 2023. Managed services revenue growth in local currency for the third quarter of fiscal 2024 was driven by very strong growth in Growth Markets, modest growth in EMEA and slight growth in North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% lower than our revenue growth in local currency. There was minimal currency translation impact for the nine months ended May 31, 2024 compared to the nine months ended May 31, 2023. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2024, we estimate that our full fiscal 2024 revenue growth in U.S. dollars will be approximately 0.7% lower than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
92%	750,000+	14%
compared to 91% in the third quarter of fiscal 2023	compared to approximately 732,000 as of May 31, 2023	compared to 13% in the third quarter of fiscal 2023

Utilization for the third quarter of fiscal 2024 was 92%, compared to 91% in the third quarter of fiscal 2023. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 750,000 as of May 31, 2024, compared to approximately 732,000 as of May 31, 2023. The year-over-year increase in our workforce reflects people added in connection with acquisitions and hiring for specific skills.
For the third quarter of fiscal 2024, annualized attrition, excluding involuntary terminations, was 14%, up from 13% in the third quarter of fiscal 2023. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.

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
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	May 31, 2024	May 31, 2023			May 31, 2024	May 31, 2023
Consulting	$9.3	$8.9	4%	8%	$28.4	$27.7	3%	4%
Managed Services	11.8	8.3	42	46	32.7	27.9	17	18
Total New Bookings	$21.1	$17.2	22%	26%	$61.1	$55.6	10%	11%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Results of Operations for the Three and Nine Months Ended May 31, 2024 Compared to the Three and Nine Months Ended May 31, 2023
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	May 31, 2024	May 31, 2023			May 31, 2024	May 31, 2023
Geographic Markets
North America	$7,834	$7,721	1%	1%	$22,774	$22,742	—%	—%
EMEA (1)	5,777	5,872	(2)	(2)	17,179	16,740	3	(1)
Growth Markets (1)	2,856	2,972	(4)	8	8,538	8,645	(1)	6
Total	$16,467	$16,565	(1)%	1%	$48,491	$48,127	1%	1%
Industry Groups
Communications, Media & Technology	$2,763	$2,880	(4)%	(1)%	$8,087	$8,745	(8)%	(6)%
Financial Services	2,895	3,138	(8)	(5)	8,737	9,104	(4)	(4)
Health & Public Service	3,515	3,266	8	9	10,227	9,290	10	10
Products	4,983	4,968	—	2	14,605	14,353	2	1
Resources	2,310	2,311	—	3	6,835	6,634	3	4
Total	$16,467	$16,565	(1)%	1%	$48,491	$48,127	1%	1%
Type of Work
Consulting	$8,457	$8,693	(3)%	(1)%	$24,935	$25,416	(2)%	(2)%
Managed Services	8,010	7,872	2	4	23,556	22,710	4	4
Total	$16,467	$16,565	(1)%	1%	$48,491	$48,127	1%	1%
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
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the three and nine months ended May 31, 2024 compared to the three and nine months ended May 31, 2023:
North America
•Three Months. Revenues increased 1% in local currency, led by growth in Public Service, partially offset by a decline in Banking & Capital Markets. Revenue growth was driven by the United States.
•Nine Months. Revenues were flat in local currency, as growth in Public Service was offset by declines in Banking & Capital Markets, Software & Platforms, and Communications & Media.
EMEA
•Three Months. Revenues decreased 2% in local currency, due to declines in Banking & Capital Markets and Communications & Media, partially offset by growth in Public Service. The decline in revenues was driven by France, partially offset by revenue growth in Italy.
•Nine Months. Revenues decreased 1% in local currency, due to declines in Communications & Media and Banking & Capital Markets, partially offset by growth in Public Service. The decline in revenues was driven by the United Kingdom and France, partially offset by revenue growth in Italy.
Growth Markets
•Three Months. Revenues increased 8% in local currency, led by growth in Banking & Capital Markets and Industrial. Revenue growth was driven by Argentina and Japan, partially offset by a decline in Australia. Argentina revenues grew in local currency primarily due to hyperinflation.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
•Nine Months. Revenues increased 6% in local currency, led by growth in Banking & Capital Markets, Chemicals & Natural Resources and Industrial. Revenue growth was driven by Japan and Argentina, partially offset by declines in Australia and Brazil. Argentina revenues grew in local currency due to hyperinflation, but declined slightly in U.S. dollars.
Operating Expenses
Operating expenses for the third quarter of fiscal 2024 decreased $369 million, or 3%, compared to the third quarter of fiscal 2023, and decreased as a percentage of revenues to 84.0% from 85.8% during this period. Operating expenses for the nine months ended May 31, 2024 increased $19 million compared to the nine months ended May 31, 2023, and decreased as a percentage of revenues to 85.1% from 85.7% during this period.
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
Operating expenses by category are as follows:

	Three Months Ended					Nine Months Ended
(in millions of U.S. dollars)	May 31, 2024		May 31, 2023		Increase (Decrease)	May 31, 2024		May 31, 2023		Increase (Decrease)
Operating Expenses	$13,836	84.0%	$14,205	85.8%	$(369)	$41,248	85.1%	$41,230	85.7%	$19
Cost of services	10,968	66.6	11,036	66.6	(67)	32,666	67.4	32,577	67.7	89
Sales and marketing	1,750	10.6	1,739	10.5	12	5,091	10.5	4,852	10.1	239
General and administrative costs	1,040	6.3	1,084	6.5	(44)	3,159	6.5	3,210	6.7	(51)
Business optimization costs	77	0.5	347	2.1	(269)	332	0.7	591	1.2	(259)
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the third quarter of fiscal 2024 decreased $67 million, or 1%, from the third quarter of fiscal 2023, and remained flat as a percentage of revenues at 66.6% during this period. Gross margin for the third quarter of fiscal 2024 remained flat as a percentage of revenues at 33.4% compared to the third quarter of fiscal 2023 as lower labor costs were offset by higher non-payroll costs, primarily for travel.
Cost of services for the nine months ended May 31, 2024 increased $89 million over the nine months ended May 31, 2023, and decreased as a percentage of revenues to 67.4% from 67.7% during this period. Gross margin for the nine months ended May 31, 2024 increased to 32.6% compared to 32.3% during the nine months ended May 31, 2023. The increase in gross margin was primarily due to lower labor costs, partially offset by higher non-payroll costs, primarily for travel compared to the same period in fiscal 2023.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2024 increased $12 million, or 1%, over the third quarter of fiscal 2023, and increased as a percentage of revenues to 10.6% compared to 10.5% during this period. Sales and marketing expense for the nine months ended May 31, 2024 increased $239 million, or 5%, over the nine months ended May 31, 2023, and increased as a percentage of revenues to 10.5% compared to 10.1% during this period. The increase as a percentage of revenues for the nine months ended May 31, 2024 was due to higher selling and other business development costs compared to the same period in fiscal 2023.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2024 decreased $44 million, or 4%, from the third quarter of fiscal 2023, and decreased as a percentage of revenues to 6.3% from 6.5% during this period. General and administrative costs for the nine months ended May 31, 2024 decreased $51 million, or 2%, from the nine months ended May 31, 2023, and decreased as a percentage of revenues to 6.5% from 6.7% during this period.
Business Optimization Costs
During the third quarter of fiscal 2024 and 2023, we recorded business optimization costs of $77 million and $347 million, respectively, primarily for employee severance. During the nine months ended May 31, 2024 and 2023, we recorded business optimization costs of $332 million and $591 million, respectively, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or "adjusted" basis excluding the business optimization costs recorded in fiscal 2024 and fiscal 2023, and, with respect to effective tax rate and diluted earnings per share, the impact of an investment gain recorded in fiscal 2023, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended					Nine Months Ended
	May 31, 2024		May 31, 2023			May 31, 2024		May 31, 2023
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$1,365	17%	$1,241	16%	$124	$3,682	16%	$3,375	15%	$307
EMEA (1)	750	13	670	11	80	2,102	12	2,013	12	90
Growth Markets (1)	516	18	448	15	68	1,458	17	1,509	17	(52)
Total	$2,631	16.0%	$2,359	14.2%	$272	$7,242	14.9%	$6,897	14.3%	$345
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
Operating income for the third quarter of fiscal 2024 increased $272 million, or 12%, compared with the third quarter of fiscal 2023. Operating margin for the third quarter of fiscal 2024 was 16.0%, compared with 14.2% for the third quarter of fiscal 2023. Operating income for the nine months ended May 31, 2024 increased $345 million, or 5%, compared with the nine months ended May 31, 2023. Operating margin for the nine months ended May 31, 2024 was 14.9%, compared with 14.3% for the nine months ended May 31, 2023.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the three and nine months ended May 31, 2024 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for the three and nine months ended May 31, 2024 compared with the three and nine months ended May 31, 2023:
North America
•Three Months. Operating income increased primarily due to lower business optimization costs and lower labor costs, partially offset by a decline in consulting contract profitability and higher acquisition-related costs.
•Nine Months. Operating income increased primarily due to lower business optimization costs and lower labor costs, partially offset by a decline in consulting contract profitability and higher acquisition-related costs.
EMEA
•Three Months. Operating income increased primarily due to lower business optimization costs and lower labor costs, partially offset by declines in consulting contract profitability and consulting revenues in local currency.
•Nine Months. Operating income increased primarily due to the positive impact of foreign currency exchange rates which resulted in an increase in U.S. dollar revenues, and lower labor costs, partially offset by declines in consulting revenues in local currency and consulting contract profitability.
Growth Markets
•Three Months. Operating income increased primarily due to lower business optimization costs and revenue growth in local currency, partially offset by the negative impact of foreign currency exchange rates which resulted in a decline in U.S. dollar revenues.
•Nine Months. Operating income decreased as revenue growth in local currency and lower business optimization costs were more than offset by lower contract profitability and the negative impact of foreign currency exchange rates which resulted in a decline in U.S. dollar revenues.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the third quarter of fiscal 2024 and 2023 by 40 and 210 basis points, respectively. Adjusted operating margin for the third quarter of fiscal 2024 increased 10 basis points to 16.4% compared with the third quarter of fiscal 2023. The business optimization costs reduced operating margin for the nine months ended May 31, 2024 and 2023 by 70 and 130 basis points, respectively. Adjusted operating margin for the nine months ended May 31, 2024 remained flat at 15.6% compared with the nine months ended May 31, 2023.

	Three Months Ended
	May 31, 2024				May 31, 2023
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
North America	$1,365	$(4)	$1,361	17%	$1,241	$96	$1,338	17%	$24
EMEA (2)	750	75	825	14	670	167	838	14	(13)
Growth Markets (2)	516	6	522	18	448	83	531	18	(9)
Total	$2,631	$77	$2,708	16.4%	$2,359	$347	$2,706	16.3%	$2

	Nine Months Ended
	May 31, 2024				May 31, 2023
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
North America	$3,682	$47	$3,729	16%	$3,375	$273	$3,648	16%	$81
EMEA (2)	2,102	231	2,334	14	2,013	208	2,221	13	113
Growth Markets (2)	1,458	54	1,512	18	1,509	110	1,619	19	(107)
Total	$7,242	$332	$7,575	15.6%	$6,897	$591	$7,488	15.6%	$86
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
Interest Income
Interest income for the third quarter of fiscal 2024 was $54 million, a decrease of $28 million from the third quarter of fiscal 2023. Interest income for the nine months ended May 31, 2024 was $221 million, an increase of $44 million over the nine months ended May 31, 2023. The decrease for the third quarter of fiscal 2024 was primarily due to lower cash balances compared to the third quarter of fiscal 2023. The increase for the nine months ended May 31, 2024 was primarily due to higher interest rates compared to the nine months ended May 31, 2023.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the three and nine months ended May 31, 2024, Other income (expense), net decreased $221 million and $197 million from the three and nine months ended May 31, 2023, respectively, primarily due to lower gains on investments.
Income Tax Expense
The effective tax rates for the third quarter of fiscal 2024 and 2023 were 25.4% and 22.2%, respectively. The higher effective tax rate for the third quarter of fiscal 2024 was primarily due to the tax impact in the prior year from an investment gain and higher expense from adjustments to prior year tax liabilities. The effective tax rates for the nine months ended May 31, 2024 and 2023 were 22.6% and 22.1%, respectively. The higher effective tax rate for the nine months ended May 31, 2024 was primarily due to the tax impact in the prior year from an investment gain.
Income Tax Expense Excluding Business Optimization Costs and Investment Gain (Non-GAAP)
Excluding the business optimization costs of $77 million and related reduction in tax expense of $24 million, our adjusted effective tax rate was 25.5% for the third quarter of fiscal 2024. Excluding the business optimization costs of $347 million and related reduction in tax expense of $80 million, and the investment gain of $253 million and related tax expense of $9 million, our adjusted effective tax rate was 24.0% for the third quarter of fiscal 2023.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Excluding the business optimization costs of $332 million and related reduction in tax expense of $86 million, our adjusted effective tax rate was 22.8% for the nine months ended May 31, 2024. Excluding the business optimization costs of $591 million and related reduction in tax expense of $132 million, and the investment gain of $253 million and related tax expense of $9 million, our adjusted effective tax rate was 22.7% for the nine months ended May 31, 2023.
Earnings Per Share
Diluted earnings per share were $3.04 for the third quarter of fiscal 2024, compared with $3.15 for the third quarter of fiscal 2023. Diluted earnings per share were $8.77 for the nine months ended May 31, 2024, compared with $8.62 for the nine months ended May 31, 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Earnings Per Share Excluding Business Optimization Costs and Investment Gain (Non-GAAP)
The business optimization costs of $54 million, net of related taxes, decreased diluted earnings per share by $0.08 for the third quarter of fiscal 2024. Adjusted diluted earnings per share were $3.13 for the third quarter of fiscal 2024. The business optimization costs of $267 million, net of related taxes, decreased diluted earnings per share by $0.42 and the investment gain of $244 million, net of related taxes, increased diluted earnings per share by $0.38 for the third quarter of fiscal 2023. Adjusted diluted earnings per share were $3.19 for the third quarter of fiscal 2023.
The business optimization costs of $247 million, net of related taxes, decreased diluted earnings per share by $0.39 for the nine months ended May 31, 2024. Adjusted diluted earnings per share were $9.16 for the nine months ended May 31, 2024. The business optimization costs of $459 million, net of related taxes, decreased diluted earnings per share by $0.72 and the investment gain of $244 million, net of related taxes, increased diluted earnings per share by $0.38 for the nine months ended May 31, 2023. Adjusted diluted earnings per share were $8.96 for the nine months ended May 31, 2023.

	Three Months Ended	Nine Months Ended
May 31, 2024 As Reported	$3.04	$8.77
Business optimization costs	0.12	0.52
Tax effect of business optimization costs (1)	(0.04)	(0.13)
May 31, 2024 As Adjusted	$3.13	$9.16

May 31, 2023 As Reported	$3.15	$8.62
Business optimization costs	0.54	0.93
Gain on an investment	(0.40)	(0.40)
Tax effect of business optimization costs and gain on an investment (1)	(0.11)	(0.19)
May 31, 2023 As Adjusted	$3.19	$8.96
Amounts in table may not total due to rounding.
(1)The income tax effect of business optimization costs and gain on an investment include both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
Changes in adjusted diluted earnings per share were due to the following factors:

	Three Months Ended	Nine Months Ended
May 31, 2023 As Adjusted	$3.19	$8.96
Non-operating income	—	0.11
Operating results	—	0.10
Lower share count	0.02	0.03
Effective tax rate	(0.07)	(0.01)
Net income attributable to noncontrolling interests	(0.01)	(0.03)
May 31, 2024 As Adjusted	$3.13	$9.16

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Liquidity and Capital Resources
As of May 31, 2024, Cash and cash equivalents was $5.5 billion, compared with $9.0 billion as of August 31, 2023.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2024	May 31, 2023	Change
Net cash provided by (used in):
Operating activities	$5,742	$6,115	$(373)
Investing activities	(5,515)	(1,255)	(4,259)
Financing activities	(3,635)	(4,165)	530
Effect of exchange rate changes on cash and cash equivalents	(100)	(49)	(51)
Net increase (decrease) in cash and cash equivalents	$(3,508)	$646	$(4,153)
Amounts in table may not total due to rounding.
Operating activities: The $373 million decrease in operating cash flows was primarily due to changes in operating assets and liabilities, partially offset by higher net income.
Investing activities: The $4,259 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $530 million increase in financing cash flows was primarily due to net proceeds from borrowings, partially offset by increases in the net purchases of shares and cash dividends paid. For additional information, see Note 7 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
For information about borrowing facilities, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Our share purchase activity during the nine months ended May 31, 2024 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	9,753,499	$3,175	—	$—
Other share purchase programs	—	—	46,752	15
Other purchases (2)	2,087,331	706	—	—
Total	11,840,830	$3,881	46,752	$15
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the nine months ended May 31, 2024, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended May 31, 2024, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2023. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2023, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2024 — March 31, 2024	814,501	$362.45	784,986	$4,337
April 1, 2024 — April 30, 2024	1,601,653	320.10	1,564,791	3,834
May 1, 2024 — May 31, 2024	1,872,942	302.57	1,744,289	3,300
Total (4)	4,289,096	$320.49	4,094,066
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2024, we purchased 4,094,066 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,312 million. The open-market purchase program does not have an expiration date.
(3)As of May 31, 2024, our aggregate available authorization for share purchases and redemptions was $3,300 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2024, the Board of Directors of Accenture plc has authorized an aggregate of $50.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the third quarter of fiscal 2024, Accenture purchased 195,030 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	36
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the third quarter of fiscal 2024. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Leo Framil	Chief executive officer—Growth Markets	Adopted on April 4, 2024	July 12, 2024 - April 25, 2025	Up to 16,000
Joel Unruch	General counsel and corporate secretary	Adopted on April 22, 2024	July 22, 2024 - April 25, 2025	Up to 22,395
(1)    Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1
Credit Agreement, dated as of May 14, 2024, among Accenture plc, the borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on May 17, 2024)

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2024 (Unaudited) and August 31, 2023, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2024 and May 31, 2023, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2024 and May 31, 2023, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2024 and May 31, 2023, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2024 and May 31, 2023 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	37
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 20, 2024

ACCENTURE PLC

By:	/s/ KC McClure
Name:	KC McClure
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)