Form 10-K
period 2024-08-31
Accenture plc
filed 2024-10-10
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 29, 2024 was approximately $235,672,170,215 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $374.78 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of September 30, 2024 was 672,684,852 (which number includes 47,829,204 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of September 30, 2024 was 307,754.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on February 6, 2025, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2024.

ACCENTURE 2024 FORM 10-K	Part I	1
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

ACCENTURE 2024 FORM 10-K	Item 1. Business	2
Item 1. Business
Overview
Accenture is a leading global professional services company that helps the world’s leading organizations build their digital core, optimize their operations, accelerate revenue growth and enhance services—creating tangible value at speed and scale. We are a talent- and innovation-led company with approximately 774,000 people serving clients in more than 120 countries. Technology is at the core of change today, and we are one of the world’s leaders in helping drive that change, with strong ecosystem relationships. We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability. Our broad range of services, solutions and assets across Strategy & Consulting, Technology, Operations, Industry X and Song, together with our culture of shared success and commitment to creating 360° value, enable us to help our clients reinvent and build trusted, lasting relationships. We measure our success by the 360° value we create for our clients, each other, our shareholders, partners and communities.

Fiscal 2024 Highlights
We serve clients and manage our business through three geographic markets: North America, EMEA (Europe, Middle East and Africa) and Growth Markets. These markets bring together all of our capabilities across our services, industries and functions to deliver value to our clients.
In the first quarter of fiscal 2025, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become the Americas market and Growth Markets will become the Asia Pacific market.
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

$64.9B in revenues
Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies.
We employed approximately
774,000 people
as of August 31, 2024.
We have long-term relationships and
have partnered with
our top 100 clients
for more than 10 years.

Fiscal 2024 Investments

$6.6B	$1.2B	$1.1B
across 46 strategic acquisitions	in research and development	in learning and professional development

ACCENTURE 2024 FORM 10-K	Item 1. Business	3
During fiscal 2024, we continued to make significant investments—in strategic acquisitions, in research and development (R&D) in our assets, platforms and industry and functional solutions, in patents and pending patents and in attracting, retaining and developing people. These investments help us to further enhance our differentiation and competitiveness in the marketplace. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our business in high-growth areas; adding skills and capabilities in new areas; and deepening our industry and functional expertise. In fiscal 2024, we invested $6.6 billion across 46 strategic acquisitions, $1.2 billion in R&D, and $1.1 billion in learning and professional development, including 44 million training hours.
Our Strategy
The core of our growth strategy is to be our clients’ reinvention partner of choice, delivering 360° value to our clients, people, shareholders, partners and communities. Our strategy defines the areas in which we will drive growth, build differentiation and enable our clients to transform their organizations through technology, data and AI to create value every day. We aspire to be at the center of our clients’ business and help them reach new levels of performance and to set themselves apart as leaders in their industries.
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
Our clients turn to us to help them drive reinvention with our unique combination of services across Strategy & Consulting, Technology, Operations, Industry X and Song. Our strategists and deep industry, functional, customer and technology consultants work hand-in-hand with our clients and across services to shape and deliver these reinventions.
At the same time, we see AI as the new digital. Like digital, AI is both a technology and a new way of working, and its full value will only come from strategies built on both productivity and growth. And we believe it will be used in every part of the enterprise. We also believe the introduction of generative AI signifies a transformative era that is set to drive growth for us and our clients.
To accomplish reinvention and take advantage of AI, businesses need to focus on talent, which includes: accessing the best people at the right time, place and cost; being a talent creator to keep people market-relevant; and unlocking the potential of talent.
Our managed services are strategic for our clients as companies seek to move faster, embrace AI and automation and leverage our digital platforms and talent as well as reduce costs.
As clients reinvent, we believe that trends such as sustainability will continue to be forces behind their need to reinvent and the outcomes of their reinventions.
We believe our strategy to deliver 360° value makes us an attractive destination for top talent, a trusted partner to our clients and ecosystem, and a respected member of our communities.

ACCENTURE 2024 FORM 10-K	Item 1. Business	4

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

Geographic Markets
Our geographic markets—North America, EMEA and Growth Markets—bring together integrated service teams, which typically consist of industry and functional experts, technology and capability specialists and professionals with local market knowledge and experience, to meet client needs. The geographic markets have primary responsibility for building and sustaining long-term client relationships; bringing together our expertise from around the globe and collaborating across our business to sell and deliver our full range of services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
While we serve clients in locally relevant ways, our global footprint and scale in every major country give us the ability to leverage our experience and people from around the world to accelerate outcomes for our clients.
Our three geographic markets are our reporting segments. The percent of our revenues represented by each market is shown at right.

ACCENTURE 2024 FORM 10-K	Item 1. Business	5
Services
We bring together skills, capabilities, industry experience and functional expertise to help our clients achieve tangible outcomes and create 360° value.
Strategy & Consulting
We work with C-suite executives, leaders and boards of the world’s leading organizations, helping them reinvent every part of their enterprise to drive greater growth, enhance competitiveness, implement operational improvements, reduce cost, deliver sustainable 360° stakeholder value, and set a new performance frontier for themselves and the industry in which they operate. Our deep industry and functional expertise is supported by proprietary assets and solutions that help organizations transform faster and become more resilient. Underpinned by technology, data, analytics, AI, change management, talent, learning and sustainability capabilities, our Strategy & Consulting services help architect and accelerate all aspects of an organization’s reinvention.
Technology
We provide innovative and comprehensive services and solutions that span cloud; systems integration and application management; security; intelligent platform services; infrastructure services; software engineering services; data and AI; automation; and global delivery through our Advanced Technology Centers. We continuously innovate our services, capabilities and platforms through early adoption of new technologies such as generative AI, blockchain, robotics, 5G, edge computing, metaverse and quantum computing. We provide a range of capabilities that addresses the challenges faced by organizations today, including how to achieve reinvention, manage change and develop new growth opportunities.
We are continuously innovating and investing in R&D for both existing and new forms of technology. Our focus in our Accenture Labs includes furthering innovation beyond traditional boundaries, such as science and space technologies. Our innovation hubs around the world help clients innovate at unmatched speed, scope and scale. We have strong relationships with the world’s leading technology companies, as well as emerging start-ups, which enable us to enhance our service offerings, augment our capabilities and deliver distinctive business value to our clients. Our strong ecosystem relationships provide a significant competitive advantage, and we are a key partner of a broad range of technology providers, including Adobe, Alibaba, Amazon Web Services, Blue Yonder, Cisco, Databricks, Dell, Google, HPE, IBM RedHat, Microsoft, NVIDIA, Oracle, Palo Alto Networks, Pegasystems, Salesforce, SAP, ServiceNow, Snowflake, VMware, Workday and many others. In addition to our mature partners, we invest in emerging technologies through Accenture Ventures. We push the boundaries of what technology can enable and help clients get the most value and best capabilities out of platforms.
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
Industry X
We combine our digital capabilities with deep engineering and manufacturing expertise. By using the combined power of digital and data we help our clients to reinvent and reimagine the products they make and how they make them. This includes helping our clients to digitally transform how their capital projects are planned, managed and executed, from plant and asset construction to public infrastructure, power grids and data centers. We collaborate closely with our platform and software partners to help our clients achieve compressed transformations by redefining how their products are designed and engineered, tested, sourced and supplied, manufactured, and serviced, returned and renewed. We also design, manufacture, and assemble our own advanced automation equipment, robotics and other specialized commercial hardware to support our clients’ operations. Through the use of data and transformative technologies such as AI and generative AI, Internet of Things, artificial reality/virtual reality, advanced robotics, digital twins and metaverse, we help our clients reinvent to achieve greater resilience, productivity and sustainability in their core operations and design and engineer intelligent products faster and more cost effectively. And in doing so, we help them create new, hyper-personalized experiences and intelligent products and services.
Song
We help our clients create new, hyper-personalized experiences and services that are intelligently designed to foster loyalty and drive growth by making customer interactions more compelling, useful, and simple from initial interaction through ongoing customer service. Our suite of services spans design, digital products, marketing, commerce, and customer service. We create products and experiences that resonate deeply with users across multiple channels. We help brands amplify their value, by making their propositions clear and inspiring to stand out in a crowded marketplace. Our commerce strategies are designed to enhance sales effectiveness and create seamless buying experiences. Our customer service innovations help make support more responsive and accessible. We bring cross industry expertise, underpinning these services with

ACCENTURE 2024 FORM 10-K	Item 1. Business	6
technology. We leverage the combined power of strategy, data and AI (including generative AI), ecosystem partnerships, and our ability to scale and manage programs on behalf of our clients. By doing so, we enhance our creative processes, solve client challenges more effectively, and provide solutions that are designed to be advanced, ethically sound and sustainable to help our clients reinvent how they engage with their customers.

ACCENTURE 2024 FORM 10-K	Item 1. Business	7
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

Communications, Media & Technology
FY24 Revenues of $10.8B
Percent of Group’s FY24 Revenue

40%	18%	42%
Communications & Media	High Tech	Software & Platforms
B2C and B2B communications service providers (both fixed and mobile), MVNO (mobile virtual network operators) and network infrastructure companies inclusive of edge and IOT connectivity infrastructure, cable and satellite communications, broadcasters and TV networks, gaming, print, online and traditional publishing, entertainment, sports, content producers (including studios), content aggregators and streaming live events (sports) and media infrastructure providers, integrated advertising agencies and creative

Enterprise technology, hardware, and associated manufacturing; consumer technology, electronics, batteries, and associated manufacturing; network equipment and device providers and manufacturers, data centers; semiconductor including silicon design and development, foundries, capital equipment, and manufacturing; medical equipment companies and manufacturers
		Cloud-based enterprise and consumer software companies, large language model owners; both subscription and ad-driven consumer platforms spanning ecommerce, social, media, advertising and gaming

Financial Services
FY24 Revenues of $11.6B
Percent of Group’s FY24 Revenue

69%	31%
Banking & Capital Markets	Insurance
Retail and commercial banks, mortgage lenders, payment providers, corporate and investment banks, private equity firms, market infrastructure providers, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, retirement services providers and other diversified financial enterprises	Property and casualty, life and annuities and group benefits insurers, reinsurance firms and insurance brokers

Health & Public Service
FY24 Revenues of $13.8B
Percent of Group’s FY24 Revenue

31%	69%
Health	Public Service
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations	Defense departments and military forces; public safety authorities; justice departments; human and social services agencies; educational institutions; non-profit organizations; cities; transportation agencies; and postal, customs, revenue and tax agencies

ACCENTURE 2024 FORM 10-K	Item 1. Business	8
Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 37% of our Health & Public Service industry group’s revenues and 17% of our North America revenues in fiscal 2024.

Products
FY24 Revenues of $19.6B
Percent of Group’s FY24 Revenue

46%	34%	20%
Consumer Goods, Retail & Travel Services	Industrial	Life Sciences
Food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department, quickserve and convenience stores and specialty retailers; aviation; and hospitality and travel services companies

Industrial & electrical equipment manufacturers and industrial suppliers; and construction, heavy equipment, consumer durables, engineering services, real estate, freight & logistics, aerospace & defense, automotive & mobility and public transportation companies
		Biopharmaceutical, medical technology and distributors

Resources
FY24 Revenues of $9.1B
Percent of Group’s FY24 Revenue

29%	25%	46%
Chemicals & Natural Resources	Energy	Utilities
Petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals, mining, forest products and building materials industries	Oil and gas industries, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies
Power generators and developers, including nuclear, renewables and other conventional generators; electric and gas transmission and distribution operators, energy and energy service retailers; water, waste and recycling service providers

ACCENTURE 2024 FORM 10-K	Item 1. Business	9
People
Overview
We are a talent- and innovation-led organization with approximately 774,000 people as of August 31, 2024, whose skills and specialization are a significant source of competitive differentiation.
We serve clients at any given time in more than 120 countries, with offices and operations in 52 countries. The majority of our people are in India, the Philippines and the U.S.
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

Listening to the voices of our people provides the input to ensure that they have the tools and resources to do their jobs and the right learning opportunities, and that they experience a positive, respectful and inclusive work environment. We do this on an ongoing basis across various channels, including surveys and forums. Among our people who participated in the Great Place To Work® Trust Index Survey™, 78% agreed that “Taking everything into account, I would say this is a great place to work.” Additionally, we are recognized as a top 10 place to work in 11 countries, representing more than 70% of our people.
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

ACCENTURE 2024 FORM 10-K	Item 1. Business	10

We are 48% women, compared to our gender parity goal by 2025. And, we are currently 30% women managing directors, in line with our 2025 goal. We are also working toward our total workforce 2025 race and ethnicity goals in the U.S., the U.K., and South Africa, which we announced in 2020.
•In the U.S., African American and Black colleagues represent 12% of our workforce, in line with our goal. Additionally, Hispanic American and Latinx colleagues represent 10% of our workforce, compared to our goal of 13%.

•In the U.K., Black colleagues represent 6% of our workforce compared to our goal of 7%.

•In South Africa, African Black colleagues represent 47% of our workforce compared to our goal of 68%. Coloured colleagues represent 10% of our workforce, in line with our goal.
We are committed to pay equity and have processes in place to compensate our people fairly—across gender, race and ethnicity. Pay equity at Accenture means that our people receive pay that is fair and consistent when considering similarity of work, location and tenure at career level. We conduct an annual pay equity review. As of our last review, which reflected pay changes effective December 1, 2023, we had dollar-for-dollar, 100% pay equity for women compared to men in every country where we operate (certain subsidiaries, recent acquisitions, countries with de minimis headcount and temporary employees were excluded from the analysis). By race and ethnicity, we likewise had dollar-for-dollar, 100% pay equity in the U.S., the U.K. and South Africa, which are the locations where we currently have the data available to use for this purpose.
We are 48% Women compared to our goal of 50% by 2025.

We are now 30% Women managing directors in line with our goal of 30% by 2025.

The Way We Develop and Reward Our People
Our focus is to create talent and unlock the potential of our people, to create strong leaders, and to help them achieve their professional and personal aspirations, while continuously pivoting to meet new client demands.
During fiscal 2024, we invested $1.1 billion in learning and professional development. With our digital learning platform, we delivered approximately 44 million training hours, an increase of 10% compared with fiscal 2023, predominantly due to generative AI training.
We have skills data for our people, enabling us to flexibly respond to shifting client needs while also recommending skill-specific training based on an individual’s interests. We upskill people at scale, while proactively defining new skills and roles in anticipation of client needs. We also continue to steadily increase our Data & AI workforce, reaching approximately 57,000 skilled Data & AI practitioners at the end of fiscal 2024, against our goal of doubling our Data & AI workforce to 80,000 by the end of fiscal 2026.
We are focused on rigorous, job-specific training through key industry certifications and partnerships with leading universities around the globe. We also train our people on inclusion and mitigating unconscious bias.
We promoted approximately 97,000 people in fiscal 2024, demonstrating our continued commitment to creating vibrant careers and opportunities for our people.
We balance our supply of skills with changes in client demand. We do this through adjusting levels of new hiring and managing our attrition (both voluntary and involuntary). We believe people are drawn to our strong purpose, values and reputation. For fiscal 2024, attrition, excluding involuntary terminations, was 13%, consistent with fiscal 2023. For the fourth quarter of fiscal 2024, annualized attrition, excluding involuntary terminations, was 14%, consistent with the third quarter of fiscal 2024.
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

ACCENTURE 2024 FORM 10-K	Item 1. Business	11
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
Accenture’s commitment to and focus on our people and culture has generated significant recognition, including No. 1 on the FTSE (formerly Refinitiv) Diversity and Inclusion Index for the fifth time in seven years; Ethisphere’s World’s Most Ethical Companies for 17 consecutive years; and ranking No. 10 among 25 companies on Great Place To Work® World's Best Workplaces™.
Our Health, Safety and Well-Being
We are committed to creating a place where people can be successful both professionally and personally. We take a holistic view of well-being—including physical, mental, emotional and financial well-being—providing specially defined programs and practices to meet our people’s fundamental human needs.

ACCENTURE 2024 FORM 10-K	Item 1. Business	12
Environmental Sustainability
We help our clients together with our ecosystem partners, to define, measure and achieve their environmental, social and governance goals by connecting sustainability with their transformation agendas across their strategy and operations to make their value chains more sustainable.
We have a strong commitment to environmental sustainability in how we operate our business, and we hold ourselves accountable to clear and measurable objectives. For example, in 2020, we established a 2025 carbon removal goal—previously referred to as our 2025 net-zero emissions goal—and we are on track to achieve this goal.
Our environment goals discussed below span three areas: reducing and removing our carbon emissions, moving toward zero waste and planning for water risk.
Our Goals to Reduce and Remove our Carbon Emissions

Our greenhouse gas (GHG) emissions primarily result from business travel and purchased goods and services, since we have 100% renewable electricity in our facilities.
We continue to work toward our 2025 carbon removal goal by first focusing on reductions across our Scope 1, 2, and 3 emissions and then removing any remaining emissions through nature-based carbon removal projects.
We are a signatory to the UN Global Compact Business Ambition for 1.5°C Pledge, committing to do our part to keep global warming below 1.5° Celsius in alignment with the Paris Agreement and the criteria and recommendations of the Science Based Targets initiative (SBTi).
In 2018, we established a SBTi 2025 near-term emissions reduction target, which we have surpassed. During fiscal 2024, we received SBTi approval for net-zero GHG emissions targets aligned with SBTi's Corporate Net-Zero Standard, including new near-term and long-term reduction targets.

We are on track to achieve our 2025 carbon removal goal and we set new goals for the future...

SBTi-Approved Net-Zero Targets

Fiscal 2030 Near-term Targets
80% reduction of absolute Scope 1 and 2 GHG emissions from fiscal 2019 base year.	55% reduction of Scope 3 GHG emissions per unit of revenue from fiscal 2019 base year.
Fiscal 2040 Long-term Targets
90% reduction of absolute Scope 1 and 2 GHG emissions from fiscal 2019 base year.	90% reduction of absolute Scope 3 GHG emissions from fiscal 2019 base year.
Our Actions to Reduce Carbon Emissions
Our approach to carbon reduction in support of our goals includes:
•Maintaining 100% renewable electricity. In 2023, we achieved our goal of 100% renewable electricity in our facilities and we maintained this in fiscal 2024. As we do not own our facilities and procure most of our energy from the grid, we purchase renewable electricity contracts equivalent to the amount of electricity we consume. Going forward, we plan to maintain 100% renewable electricity in our facilities. As we purchase renewable electricity, we also support the generation of more renewable sources of electricity.
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
•Engaging our suppliers. We are working with our suppliers to reduce our Scope 3 emissions. Our goal is that 90% of our key suppliers disclose their environmental targets and the actions being taken to reduce emissions by the end of 2025. We are on track to meet this goal, with 89% of key suppliers disclosing their targets and 96% disclosing the actions they are taking to reduce their emissions. Key suppliers are defined as vendors that represent a significant portion of our 2019 Scope 3 emissions.
Carbon Removal
•Nature-based carbon removal. To address our remaining emissions, we are investing in nature-based carbon removal projects to remove carbon from the atmosphere. We plan to begin applying carbon removal credits in fiscal 2025. Our

ACCENTURE 2024 FORM 10-K	Item 1. Business	13
nature-based carbon removal projects will also support and respect the universal principles of the UNGC in the relevant areas of human rights, labor, environment, anticorruption and the UN Sustainable Development Goals (SDGs).
Moving Toward Zero Waste
•Addressing e-waste and office furniture. We have a goal of reusing or recycling 100% of our e-waste, such as computers and servers, as well as all our office furniture, by the end of 2025. During fiscal 2024, we reused or recycled nearly 100% of our e-waste relating to computers, servers and uninterruptible power supply devices. We continue to refine our processes, leverage our asset tracking system and work with vendors to help us extend the life cycle of our furniture, including through refurbishment and reuse or recycling.
•Eliminate single-use plastics in our office locations. During fiscal 2024, we continued to meet our goal of eliminating single-use plastics in our office locations by purchasing reusable and plastic-free items.
Planning for Water Risk
•Mitigating the potential impacts of climate change-related water risk. Although Accenture is not a water-intensive company, to safeguard our people and operations we are developing water resiliency action plans to reduce the impact of climate-related flooding, drought and water scarcity on our business and our people in high-risk areas. We have completed plans for approximately 90% of our facilities in high-risk areas.

ACCENTURE 2024 FORM 10-K	Item 1. Business	14
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
Innovation and Intellectual Property
We are committed to developing leading-edge ideas and leveraging emerging technologies and we see innovation as a source of competitive advantage. We use our investment in R&D—on which we spent $1.2 billion, $1.3 billion and $1.1 billion in fiscal 2024, 2023 and 2022, respectively—to help clients address new realities in the marketplace and to face the future with confidence.
Our innovation experts work with clients across the world to imagine their future, build and co-create innovative business strategies and technology solutions, and then scale those solutions to sustain innovation. We harness our unique intellectual property to deliver these innovation services.
We have a global portfolio of patents and pending patent applications covering various technology areas, including AI, cloud, metaverse, cybersecurity, blockchain, automation, extended reality, analytics and quantum. We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the intellectual property in our innovative services and solutions. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the intellectual property rights of third parties, such as our clients, partners, vendors and others.
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
This is all supported by our innovation approach, which includes Accenture Research, Accenture Ventures and Accenture Labs as well as our Studios, Innovation Centers and Delivery Centers. Our research and thought leadership teams help identify market, technology and industry trends. Accenture Ventures partners with and invests in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. Within this, we incubate and apply emerging technology innovation to business architectures, including blockchain, metaverse, extended reality and quantum.
To protect Accenture’s brands, we rely on intellectual property laws and trademark registrations held around the world. Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Limited, Accenture Global Solutions Limited, or third parties, as applicable.

ACCENTURE 2024 FORM 10-K	Item 1. Business	15
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
Our competitors include large multinational IT service providers, including the services arms of large global technology providers; off-shore IT service providers in lower-cost locations, particularly in India; accounting firms and consultancies that provide consulting, managed services and other IT services and solutions; solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups; and in-house IT departments of large corporations that use their own resources rather than engage an outside firm, such as global capability centers ( “GCC’s”).
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

ACCENTURE 2024 FORM 10-K	Item 1. Business	16
Information About Our Executive Officers
Our executive officers as of October 10, 2024 are as follows:

Angela Beatty, 53, became our chief leadership and human resources officer in September 2024. From April 2022 to September 2024, Ms. Beatty was our global lead for talent, rewards and employee experience. From 2015 to 2022, she served in a variety of other leadership roles in human resources at Accenture, including as the lead for total rewards. Prior to joining Accenture, Ms. Beatty spent 15 years with Towers Watson (now Willis Towers Watson) as a consultant and ultimately practice leader for the rewards, talent and change business. Ms. Beatty has been with Accenture for 9 years.

Melissa Burgum, 52, became our chief accounting officer in September 2022 and has served as our corporate controller since September 2021. Prior to that, Ms. Burgum served as our assistant corporate controller from December 2016 to September 2021 and as controller for Accenture Federal Services from May 2013 to December 2016. Prior to joining Accenture, Ms. Burgum held controllership roles at two public companies and was previously an auditor and consultant for Arthur Andersen. Ms. Burgum has been with Accenture for 11 years.

Atsushi Egawa, 59, became our co-chief executive officer—Asia Pacific and chief executive officer —Japan in September 2024. Since September 2015, Mr. Egawa has served as our market unit lead in Japan. Prior to September 2015, Mr. Egawa led our Products industry group in Japan. Prior to that role, he led our Consumer Goods business in Japan. He has partnered closely with numerous global clients on their digital transformations and was integral in the opening of Accenture’s Innovation Hub in Tokyo. Mr. Egawa has been with Accenture for 35 years.

Mauro Macchi, 59, became our chief executive officer—EMEA in September 2024. From September 2021 to September 2024, Mr. Macchi served as our market unit lead for Italy, Central Europe and Greece. From March 2020 to September 2021, Mr. Macchi served as the Strategy & Consulting lead for Europe. Previously, he served as our Financial Services lead for Europe from November 2019 to March 2020, Financial Services lead for Italy, Central Europe and Greece from October 2017 to October 2019 and global Banking industry lead for Strategy from March 2015 to September 2017. Mr. Macchi has been with Accenture for 34 years.

KC McClure, 59, became our chief financial officer in January 2019. From June 2018 to January 2019, she served as managing director—Finance Operations, where she led our finance operations across the entirety of our businesses. From December 2016 to May 2018, she served as our finance director—Communications, Media & Technology. Prior to assuming that role, she served as our head of investor relations from September 2010 to November 2016, and from March 2002 to August 2010, she served as our finance director—Health & Public Service. Ms. McClure has been with Accenture for 36 years.

Ryoji Sekido, 57, became our co-chief executive officer—Asia Pacific and chief executive officer—Asia Oceania in September 2024. From April 2023 to September 2024, Mr. Sekido served as our Technology lead for Growth Markets. Prior to March 2023, Mr. Sekido served as the Technology and Cloud First lead for Asia Pacific, Middle East and Africa. In his earlier roles, he led several industry and technology teams and served as the Financial Services client service group lead and the Financial Services technology consulting lead for APAC. Mr. Sekido has been with Accenture for 32 years.

ACCENTURE 2024 FORM 10-K	Item 1. Business	17

Manish Sharma, 56, became our chief executive officer—North America in September 2023 and our chief executive officer—the Americas in September 2024. Prior to that, Mr. Sharma served as our chief operating officer from March 2022 to September 2023. From March 2020 to March 2022, Mr. Sharma served as our group chief executive—Operations. From September 2016 to March 2020, Mr. Sharma served as the group operating officer for Operations. From January 2009 to September 2016, Mr. Sharma was our senior managing director for Accenture Operations Global Delivery and Solution Development and global sales lead for Accenture Operations Business Process Outsourcing (BPO). Previously, he led our BPO operations in the Asia Pacific region. Mr. Sharma has been with Accenture for 29 years.

Julie Sweet, 57, became chair of our Board of Directors in September 2021 and has served as our chief executive officer since September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 14 years and has served as a director since September 2019.

Joel Unruch, 46, became our general counsel in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch also served as our chief compliance officer from September 2019 to January 2020. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 13 years.

John Walsh, 60, became our chief operating officer in September 2023. From March 2020 to September 2023, Mr. Walsh served as our chief strategic accounts and global sales officer. From November 2019 to March 2020, he served as our group chief executive—Communications, Media & Technology. He served as senior managing director—Communications, Media & Technology in North America, from 2013 to 2019. Mr. Walsh has been with Accenture for 38 years.

Organizational Structure
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
The Consolidated Financial Statements reflect the ownership interests in Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests were less than 1% as of August 31, 2024. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 50 of our most senior leaders), senior managing directors and managing directors.

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	18
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
Business Risks
Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic and geopolitical conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and geopolitical conditions have in the past undermined and could in the future undermine business confidence in our significant markets and other markets, which are increasingly interdependent, causing our clients to reduce or defer their spending on new initiatives and technologies, and resulting in clients reducing, delaying or eliminating spending under existing contracts with us, which negatively affects our business. Growth in some of the markets we serve has slowed and could continue to slow, or could slow in other markets or stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
Ongoing economic and geopolitical volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and geopolitical volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty, including as a result of increasing geopolitical tensions, inflation, economic downturns, changes in global trade policies, global health emergencies and their impact on us, our clients and the industries we serve, have in the past had a negative impact and could in the future have a significant negative impact on our results of operations. For example, some of these conditions slowed the pace and level of client spending, particularly for smaller contracts with a shorter duration and for our consulting services during fiscal 2024. Clients continue to prioritize large-scale transformations, which convert to revenue over a longer period.
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	19
engineering and manufacturing, and robotics solutions. As we expand our services and solutions into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.
Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, data and AI solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced, in whole or in part, some of our historical services and solutions and will continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation and making strategic investments in acquisitions, joint ventures and adjacencies to our current offerings that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected.
In a particular geographic market, service or industry group, a small number of clients have contributed, or may, in the future contribute, a significant portion of the revenues of such geographic market, service or industry group, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions have had and could in the future have a disproportionate impact on the results of operations in the relevant geographic market, service or industry group.
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
Risks and uncertainties related to the development and use of AI could harm our business, damage our reputation or give rise to legal or regulatory action.
We are increasingly applying AI-based technologies, including generative AI, to our services and solutions, to how we deliver work to our clients, and to our own internal operations. In addition, we are creating new offerings to implement AI solutions for clients. We have made significant investments in AI and are continuing to incur significant development and operational costs to develop and deploy our AI services and solutions for ourselves and for our clients. If we fail to continue to develop leading AI services and solutions, including generative AI, we may lose our leadership position in this area and fail to realize the anticipated benefits of our investments in AI.
AI technologies are complex and rapidly evolving, and we face significant competition, including from our own clients, who may develop their own internal AI-related capabilities, which can lead to reduced demand for our services or solutions. As these technologies evolve, some services and tasks currently performed by our people will be replaced by automation, including AI-enabled solutions, which will lead to reduced demand for our services and/or adversely affect the utilization rate of our professionals, if demand for those services is not replaced by demand for new services. Leveraging AI capabilities for our internal functions and operations presents additional risks, costs, and challenges, including those discussed in these risk factors.
The development, adoption, and use of AI technologies is still in the early stages and involve significant risks and uncertainties, which may expose us to legal, reputational and financial harm. AI algorithms and training methodologies may be flawed and datasets may be overbroad, insufficient, or contain biased information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity and health and safety, among others, and also bring the possibility of new or enhanced governmental

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	20
or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation, or financial results.
Evolving rules, regulations, and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, services and solutions to comply with US and non-US rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction. Several jurisdictions where we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act and the U.S.’s Executive Order on AI. These regulations may impose significant requirements on how we design, build and deploy AI and handle non-personal data for ourselves and our clients or limit our ability to incorporate certain AI capabilities into our offerings.
While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Any failure to address concerns relating to the responsible use of AI technology in our services and solutions may cause harm to our reputation or financial liability and, as such, may increase our costs to address or mitigate such risks and issues.
If we are unable to match people and their skills with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our people with market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain people with the knowledge and skills to lead our business globally. We must hire or reskill, retain and inspire appropriate numbers of talented people with diverse skills, backgrounds, perspectives, and lived experiences in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our people have been directly targeted because of their highly sought-after skills and this will likely continue.
There is a risk that at certain points in time, as a result of technological developments or changes in demand, we may have more people than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of people and skills in balance with client demand. In some countries we are required by local law to consult with employee representative bodies such as works councils, which may constrain our operational flexibility and efficiency in balancing our workforce with client demand and make us less competitive. In addition, while an immaterial percentage of our global workforce is currently unionized, the unionization of significant employee populations could result in higher costs and other operational impediments.
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	21
We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, ecosystem partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, as more of our employees continue to work remotely, and as cyberattacks become increasingly sophisticated (e.g. deepfakes and AI generated social engineering), the risk of security incidents and cyberattacks has increased. Threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, ecosystem partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled, managed or provided by us. To date these incidents have not had a material impact on our or our clients’ operations; however, there is no assurance that such impacts will not be material in the future, and such incidents have in the past and may in the future have the impacts discussed below.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client, Accenture or other third-party data, including customer and other personal data and proprietary information, and we expect these activities to increase, including through the use of AI, the Internet of Things and analytics. Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential client, vendor, ecosystem partner or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, downtime or other incidents involving, our software and IT supply chain or software-as-a-service providers, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, has and could in the future result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations — see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
We are subject to numerous laws and regulations designed to protect this information, including privacy and cybersecurity laws such as the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s GDPR, U.S. states’ recent comprehensive privacy legislation, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions, and related contractual obligations. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Various privacy laws impose compliance obligations regarding the handling of personal data, including localization of data and the cross-border transfer of data, and significant financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, civil lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client, third-party or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our services and solutions are highly competitive. Our competitors include:
•large multinational IT service providers, including the services arms of large global technology providers;
•off-shore IT service providers in lower-cost locations, particularly in India;

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	22
•accounting firms and consultancies that provide consulting, managed services and other IT services and solutions;
•solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models; and
•in-house IT departments of large corporations that use their own resources, rather than engage an outside firm, such as the growing number of companies that are setting up global capability centers (“GCC’s”).
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with clients or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery or solution failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the services and solutions that we offer, the clients or markets that we serve, or the ways in which we operate our business. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, ecosystem partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers and advocacy groups.
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
Our brand and reputation are also associated with our public commitments to various corporate environmental, social and governance (ESG) initiatives. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take or do not take on these issues may be unpopular with some of our employees, our clients or potential clients, our investors, legislators or government regulators, as well as members of the media, or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	23
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
Our ecosystem partners may at times be impacted by global events, the changing macroeconomic environment and supply chain or service disruptions, as well as rapid increases in demand for their products and services, any of which may impact their ability to provide their products and services within our expected timeframes or at anticipated prices. In addition, our ecosystem partners may also experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions.
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
Financial Risks
Our profitability could materially suffer due to pricing pressure, if we are unable to remain competitive, if our cost-management strategies are unsuccessful or if we experience delivery inefficiencies or fail to satisfy certain agreed-upon targets or specific service levels.
Our profitability is highly dependent on a variety of factors and could be materially impacted by any of the following:
Pricing pressures have had and may continue to have a negative impact on our profitability. The rates we are able to charge for our services and solutions are affected by a number of factors, including:
•general economic and political conditions;
•our clients’ desire to reduce their costs;
•the competitive environment in our industry;
•the introduction of new technologies (such as generative AI), services or products by competitors, which could reduce our ability to obtain favorable pricing and impact our overall economics for the services or solutions we offer;
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	24
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs and optimize our business. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to cost-effectively hire and retain people with the knowledge and skills necessary to deliver our services and solutions, particularly in areas of new technologies and offerings and in the right geographic locations, we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability.
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
We are increasingly entering into contracts for large, complex client engagements to transform our clients’ businesses. These deals may involve transforming a client’s business, transitioning it to the cloud and updating their technology, while operating portions of their business. The scale and complexity of these projects present risks in execution and profitability challenges as a result of the costs we incur and investments we make at the beginning of these transactions. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner, at the anticipated cost, and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or provide anticipated productivity gains, or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	25
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
The overall tax environment remains highly uncertain and increasingly complex. The European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. In the U.S., various proposals to raise corporate income taxes are periodically considered. Individual countries across the globe and the European Union have either enacted or plan to enact digital taxes to impose incremental taxes on companies based on where ultimate users are located. The Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, further developed a two-pillar plan to reform international taxation. The plan aims to prevent the proliferation of separate new digital taxes and to ensure a fairer distribution of profits among countries by creating a new global system to tax income based on the location of users, and to impose a floor on tax competition through the introduction of a global minimum tax. Ireland and other countries where we operate have enacted Pillar Two, the OECD’s global minimum tax rate, which will apply to us beginning with fiscal year 2025. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s two-pillar framework. We cannot predict the impact to our income taxes of future OECD guidance and interpretations, related local country tax legislation, and local challenges to our Pillar Two positions. However, we expect Pillar Two to further increase complexity and uncertainty around income taxes. The increased focus of various jurisdictions on challenging tax positions and enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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
Our debt obligations could adversely affect our business and financial condition.
Our current debt, and any additional indebtedness we incur, may adversely affect our financial condition and future financial results by, among other things, requiring the dedication of a portion of our expected cash from operations to service our

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	26
indebtedness, thereby reducing the amount of cash flow available for other purposes. We may also be required to raise additional financing, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely impact our business and financial condition. Additionally, further indebtedness may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs and limit the future availability of debt financing.
Changes to accounting standards or in the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. It is possible that changes in accounting standards could have a material adverse effect on our results of operations and financial position. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition and results of operations, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. Our most critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” We base our estimates on historical experience, contractual commitments and various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional costs that could adversely affect our results of operations.
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
Health emergencies or pandemics; acts of terrorist violence; political, social and civil unrest; regional and international war and other hostilities and international responses to these wars and hostilities; natural disasters, sea level rise, floods, droughts and water scarcity, heat waves, wildfires and storms, occurrences of which may increase in frequency and severity as a result of climate change; or the threat of or perceived potential for these events; and other acts of god have had and could in the future have significantly negative impacts on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our ecosystem partners, suppliers or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified people, these types of events impact our ability to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network or cloud services at our facilities or in the areas where our people are working remotely, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security incidents involving, our facilities or systems, or those of our ecosystem partners, suppliers or clients, could also adversely affect our ability to conduct our business and serve our clients. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Accenture locations and people, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	27
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
As of August 31, 2024, we had approximately 774,000 employees worldwide. Our size and scale present significant management and organizational challenges. As our organization grows and evolves, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture, effectively manage and monitor our people and operations, effectively communicate our core values, policies and procedures, strategies and goals, and motivate, engage and retain our people, particularly given our world-wide operations, rate of new hires, and the significant percentage of our employees who have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites and unapproved technologies, such as public-facing, free generative AI tools, by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. We have increased and may again in the future increase the amount of capital invested in such opportunities. These acquisitions and other transactions and investments involve challenges and risks, such as that we may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations. To the extent that we increase the capital invested in such opportunities, as we did in fiscal 2024, the risks associated with such investments, further described below, also increase.
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
In some cases, we have failed to, and may in the future fail to fully realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, or from an acquisition’s controls related to financial reporting, disclosure, and cyber and information security environment. The number of transactions we execute annually may increase this risk. If any of these circumstances occurs, they could result in unexpected regulatory or legal exposure, including litigation with new or existing clients, unfavorable accounting treatment,

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	28
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
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, ecosystem partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients, or if our services or solutions cause bodily injuries to our people, clients, or the public or property damage. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, by contributing to the design, development, manufacturing and/or engineering of client products, or by providing various operational technology, digital manufacturing and robotics or other industrial automation equipment solutions, and advisory, management and engineering services for infrastructure projects, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security, product liability, health and safety, hazardous materials and other environmental risks. A failure of a client’s system, product or infrastructure based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations.
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	29
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
We are subject to numerous, changing, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including ESG regulation and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations, product liability, health and safety, environmental, human rights and AI regulations, such as the European Union’s AI Act. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and negative impacts to regional trade ecosystems among our clients, ecosystem partners, and us. For example, as a result of the sanctions imposed in response to the invasion of Ukraine by Russia, we are restricted from offering certain of our services to clients in some locations. The global nature of our operations and supply chains, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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
Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate, human rights and supply chain-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments (such as our 2040 net-zero greenhouse gas emissions target and our 2025 gender parity goal) is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies and the ability of our suppliers to harness new technologies to reduce emissions; (2) evolving regulatory requirements affecting ESG standards or disclosures; (3) the availability of suppliers that can meet our sustainability, diversity and other standards; and (4) our ability to recruit, develop, and retain sufficient diverse talent. In addition, standards for tracking and reporting on ESG

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	30
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
•U.S. government contracting regulations impose strict compliance and heightened disclosure obligations. From time to time we have made required or voluntary disclosures to the government in connection with our government contracting work. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters may also lead to audits or investigations and other civil, criminal or administrative sanctions, including those described above. For example, after Accenture Federal Services (“AFS”) made a voluntary disclosure to the U.S. government, the U.S. Department of Justice (“DOJ”) initiated a civil and criminal investigation concerning whether one or more employees provided inaccurate submissions to an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. This matter could subject to us to adverse consequences, including those described in this risk factor.
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

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	31
projects for lack of approved funding and/or at their convenience. Elections, changes in government or political developments, including government closures or shutdowns, budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.
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
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary platforms, methodologies, processes, software, hardware and other solutions. Existing laws of the various countries in which we provide services or solutions may offer only limited intellectual property protection of our services or solutions, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies and procedures, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. For example, the intellectual property legal landscape relating to AI (including generative AI) is expected to continue to evolve in many countries in which we operate. As a result, there is uncertainty concerning the scope of patent and other intellectual property protection for AI models, software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or proprietary methodologies and processes or independently developing services or solutions similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
In addition, we cannot be sure that our services and solutions, including, for example, our AI, software and hardware solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our employees have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our

ACCENTURE 2024 FORM 10-K	Item 1A. Risk Factors	32
reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement in a cost-effective manner alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry AI, software and hardware solutions and continue to develop and deploy our AI, software and hardware solutions to multiple clients. Any infringement action brought against us or our clients could be costly to defend or lead to an expensive settlement or judgment against us.
Further, we rely on third-party software, hardware, data and other intellectual property in providing some of our services and solutions. If we lose our ability to continue using any such software, hardware, data or intellectual property for any reason, including because it is found to infringe the rights of others, we will need to obtain substitutes or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, hardware, data or intellectual property effectively or in a timely and cost-effective manner could materially adversely affect our results of operations.
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

Item 1B. Unresolved Staff Comments
None.

ACCENTURE 2024 FORM 10-K	Item 1C. Cybersecurity	33
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Safeguarding data and systems is one of our most important responsibilities in building and maintaining trust, not only with our people but also with our clients and other stakeholders. Our cybersecurity risk management program is integrated into our overall enterprise risk management system and is supported by controls, policies and processes implemented across the enterprise and is designed to protect our network/technical infrastructure and the data of Accenture, our clients and our people. Our internal cybersecurity team collaborates closely with our information technology team and Accenture Security, a leading provider of end-to-end cybersecurity services, including strategy, protection, resilience and industry-specific cyber services, to continually innovate security solutions intended to address the evolving threat landscape.
Our security framework leverages a hybrid set of internationally recognized standards, including but not limited to, ISO 27001/27701, NIST Cyber Security Framework, CSA Security Trust and Assurance Registry, and CIS Critical Security Controls. We regularly measure our security posture and resilience through risk assessments, penetration testing and external validation conducted by third-party assessors and auditors. Threat intelligence sources, including those provided by Accenture Security, are also used to inform our security strategy, understand the threat landscape, and enable security risk and procedures to be integrated into the business. Our key strategic security programs include secure integration of acquisitions and supplier cyber risk management. We utilize systems and processes designed to oversee, identify, and reduce the potential impact of cybersecurity incidents at third-party vendors, service providers or clients.
Our infrastructure vulnerability scanning and configuration compliance approach includes real-time threat detection and monitoring of threats via our security information and event management and endpoint detection and response tools to respond to security incidents at speed. We monitor for secure configuration of servers, network devices, containers and other cloud services, evaluate risks in new programs, and regularly review and strengthen our security controls.
Protecting client data is a top business priority supported by our global client data protection (CDP) program. A CDP plan is developed for our clients and is designed to provide end-to-end security risk management covering physical, application, infrastructure, and data security. The CDP program also arms our project teams with tools and controls that enable them to identify and mitigate security risks over the lifecycle of a client project. Accenture leadership reviews and monitors CDP monthly metrics, which are intended to provide oversight and accountability.
All Accenture people complete annual core information security and data privacy training, delivered in multiple courses throughout the year, to stay up-to-date on security practices and threats. In addition, our people in internal- and client-data-sensitive roles complete specialized, targeted security training to increase knowledge about role-specific threats, concepts and practices. These interactive learning programs are focused on strengthening foundational knowledge and responding to emerging threats. Agile and flexible, our training program has garnered industry recognition for its innovative approach and effectiveness.
In the event of a cybersecurity incident, we have robust playbooks to guide our incident procedures. These procedures provide a standardized framework for responding to cybersecurity incidents and include taking action to limit and contain the spread of the incident within our environment, analyzing whether and the extent to which any data may have been compromised and conducting forensic analysis to determine severity. We also have internal and external reporting and communication plans that address reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. Once an incident is resolved, a comprehensive post-incident review process is conducted.
We describe the risks from cybersecurity threats, including previous cybersecurity incidents, in Part I, Item 1A. Risk Factors – “We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks”. To date these risks and incidents have not had a material impact on us, including our business strategy, results of operations, and financial condition; however, there is no assurance that such impacts will not be material in the future. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
Cybersecurity Governance
Our enterprise risk management program is an annual and ongoing process designed to identify, assess and manage Accenture’s risk exposures over the short-, intermediate- and long-term. Our enterprise risk management program and disclosure controls and procedures are designed to appropriately escalate key risks to the Board of Directors, as well as to analyze potential risks for disclosure. As part of our Board of Directors’ role in overseeing the Company’s enterprise risk

ACCENTURE 2024 FORM 10-K	Item 1C. Cybersecurity	34
management program, the Board devotes time and attention to cybersecurity and data privacy-related risks, with the Audit Committee of the Board of Directors responsible for overseeing information technology risk exposures, including cybersecurity, data privacy and data security.
The Audit Committee receives reports on cybersecurity and data privacy matters and related risk exposures from management, including our chief information security officer (“CISO”), at least twice a year and more frequently as applicable. In addition, the Audit Committee’s quarterly enterprise risk management updates include developments regarding IT security and data protection. Recent topics included evolving generative AI threats, social engineering resistance and deepfake readiness. The Audit Committee regularly updates the Board on such matters and the Board also periodically receives reports from management directly. We have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated within the company and, where appropriate, reported promptly to the Board.
Our CISO leads all aspects of Accenture’s global cybersecurity program, including security operations, client data protection, cyber risk reduction strategies, incident response, cybersecurity integration of acquisitions and our industry-leading behavioral change program. Our CISO joined Accenture in 1995. Prior to being appointed CISO in 2020, he helped create Accenture’s information security capability and led the implementation of information security technology. Previously, he managed large technology transformations for Accenture and for clients in the United States, Japan and Australia. Our CISO reports to our Chief Operating Officer and is supported by a team of over 800 people with expertise in technical architecture and security operations; governance, risk and compliance; client data protection; behavioral change; and cyber incident response, many of whom hold cybersecurity certifications and possess deep technical knowledge and experience.
Our information security team maintains an extensive governance network, including formal relationships with other organizations within Accenture through our Situation and Action Committee, which includes representatives from our Markets and Services and the legal, information technology, corporate services and sustainability, data privacy and business resilience services teams. In addition, our cyber incident response efforts are overseen by a cross-functional leadership team including our CISO, our General Counsel and our Chief Marketing Officer.

Item 2. Properties
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, São Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have facilities and operations in more than 200 cities in 52 countries around the world. We do not own any material real property. Substantially all of our facilities are leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Item 3. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2024 FORM 10-K	Part II	35
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of September 30, 2024, there were 367 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of September 30, 2024, there were 14 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2024, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 25, 2024, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.48 per share on our Class A ordinary shares for shareholders of record at the close of business on October 10, 2024, payable on November 15, 2024. For the remainder of fiscal 2025, we expect to declare additional quarterly dividends in December 2024 and March and June 2025, to be paid in February, May and August 2025, respectively, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

ACCENTURE 2024 FORM 10-K	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	36
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2024. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2024 — June 30, 2024	1,268,456	$291.18	1,247,913	$2,937
July 1, 2024 — July 31, 2024	395,110	315.91	382,304	2,815
August 1, 2024 — August 31, 2024	408,997	327.47	370,091	2,694
Total (4)	2,072,563	$303.05	2,000,308
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2024, we purchased 2,000,308 Accenture plc Class A ordinary shares under this program for an aggregate price of $605 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2024, our aggregate available authorization for share purchases and redemptions was $2,694 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2024, the Board of Directors of Accenture plc has authorized an aggregate of $50.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 25, 2024, the Board of Directors of Accenture plc approved $4,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,694 million.
(4)During the fourth quarter of fiscal 2024, Accenture purchased 72,255 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

Item 6. [Reserved]

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
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
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2024” means the 12-month period that ended on August 31, 2024. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, EMEA (Europe, Middle East and Africa) and Growth Markets (Asia Pacific and Latin America). We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading organizations build their digital core, optimize their operations, accelerate revenue growth and enhance services—creating tangible value at speed and scale. In the first quarter of fiscal 2025, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become the Americas market and Growth Markets will become the Asia Pacific market.
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
Key Metrics
Key metrics for fiscal 2024 compared to fiscal 2023 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis to exclude the impact of $438 million and $1,063 million, respectively, in business optimization costs recorded during fiscal 2024 and 2023 and, with respect to effective tax rate and diluted earnings per share, the impact of a $253 million investment gain related to our investment in Duck Creek Technologies recorded during fiscal 2023 as discussed further in our Results of Operations. For additional information regarding business optimization costs, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
•Revenues of $64.9 billion, an increase of 1% in U.S. dollars and 2% in local currency;
•New bookings of $81.2 billion, an increase of 13% in U.S. dollars and 14% in local currency;
•Operating margin of 14.8%, compared to 13.7% in fiscal 2023; adjusted operating margin was 15.5% compared to 15.4% in fiscal 2023;
•Diluted earnings per share of $11.44, a 6% increase over $10.77 for fiscal 2023; adjusted earnings per share increased 2% to $11.95 compared to $11.67 for fiscal 2023; and
•Cash returned to shareholders of $7.8 billion, including share purchases of $4.5 billion and dividends of $3.2 billion.

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Revenues

		Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Revenues for Fiscal
(in billions of U.S. dollars)		2024	2023			2024	2023

Geographic Markets	North America (1)	$30.7	$30.3	1%	2%	47%	47%
	EMEA (2)	22.8	22.3	2	—	35	35
	Growth Markets (1) (2)	11.3	11.5	(2)	7	17	18
	Total Revenues	$64.9	$64.1	1%	2%	100%	100%

Industry Groups	Communications, Media & Technology	$10.8	$11.5	(5)%	(4)%	17%	18%
	Financial Services	11.6	12.1	(4)	(3)	18	19
	Health & Public Service	13.8	12.6	10	10	21	20
	Products	19.6	19.1	2	2	30	30
	Resources	9.1	8.9	2	4	14	14
	Total Revenues	$64.9	$64.1	1%	2%	100%	100%

Type of Work	Consulting	$33.2	$33.6	(1)%	(1)%	51%	52%
	Managed Services	31.7	30.5	4	5	49	48
	Total Revenues	$64.9	$64.1	1%	2%	100%	100%

Amounts in table may not total due to rounding.
(1)In the first quarter of fiscal 2025, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become the Americas market and Growth Markets will become the Asia Pacific market.
(2)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues for fiscal 2024 increased 1% in U.S. dollars and 2% in local currency compared to fiscal 2023. During fiscal 2024, revenue growth in local currency was strong in Growth Markets and modest in North America, while EMEA was flat. We experienced local currency revenue growth that was very strong in Health & Public Service, solid in Resources and modest in Products, partially offset by a decline in Communications, Media & Technology and a modest decline in Financial Services. Revenue growth in local currency was solid in managed services, partially offset by a slight decline in consulting during fiscal 2024. The business environment is competitive, and we continue to experience lower pricing across the business. We define pricing as contract profitability or margin on the work that we sell.
In our consulting business, revenues for fiscal 2024 decreased 1% in both U.S. dollars and local currency compared to fiscal 2023. The decline in consulting revenue in local currency in fiscal 2024 was driven by a decline in EMEA, partially offset by modest growth in Growth Markets and slight growth in North America. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, in particular technology, data, and AI led digital transformations. This includes moving to the cloud, embedding security and responsible AI across the enterprise and leveraging our change capabilities to help our clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and supply chain and operational resilience, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, especially for smaller contracts with a shorter duration.
In our managed services business, revenues for fiscal 2024 increased 4% in U.S. dollars and 5% in local currency compared to fiscal 2023. Managed services revenue growth in local currency in fiscal 2024 was driven by very strong growth in Growth Markets, solid growth in EMEA and modest growth in North America. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during fiscal 2024, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1% lower than our

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	39
revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2025 revenue growth in U.S. dollars will be approximately 1.5% higher than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
92%	774,000+	13%
up from 91% in fiscal 2023	compared to approximately 733,000 as of August 31, 2023	consistent with fiscal 2023

Utilization for fiscal 2024 was 92%, up from 91% in fiscal 2023. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 774,000 as of August 31, 2024, compared to approximately 733,000 as of August 31, 2023. The year-over-year increase in our workforce reflects people added in connection with acquisitions and hiring for specific skills.
For fiscal 2024, attrition, excluding involuntary terminations, was 13%, consistent with fiscal 2023. For the fourth quarter of fiscal 2024, annualized attrition, excluding involuntary terminations, was 14%, consistent with the third quarter of fiscal 2024. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
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
New Bookings

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	2024	2023
Consulting	$37.0	$36.2	2%	3%
Managed Services	44.2	36.0	23	24
Total New Bookings	$81.2	$72.2	13%	14%
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

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
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

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
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
Revenues by Segment/Geographic Market
Our three reportable operating segments are our geographic markets, North America, EMEA and Growth Markets. In addition to reporting revenues by geographic market and industry group, we also report revenues by two types of work: consulting and managed services, which represent the services sold by our geographic markets. Consulting revenues, which include strategy, management and technology consulting and technology integration consulting, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Managed services revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	42
Results of Operations for Fiscal 2024 Compared to Fiscal 2023
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	2024	2023
Geographic Markets
North America (1)	$30,741	$30,296	1%	2%
EMEA (2)	22,818	22,293	2	—
Growth Markets (1) (2)	11,338	11,524	(2)	7
Total Revenues	$64,896	$64,112	1%	2%
Industry Groups
Communications, Media & Technology	$10,837	$11,453	(5)%	(4)%
Financial Services	11,610	12,132	(4)	(3)
Health & Public Service	13,841	12,560	10	10
Products	19,554	19,104	2	2
Resources	9,054	8,863	2	4
Total Revenues	$64,896	$64,112	1%	2%
Type of Work
Consulting	$33,195	$33,613	(1)%	(1)%
Managed Services	31,701	30,499	4	5
Total Revenues	$64,896	$64,112	1%	2%
Amounts in table may not total due to rounding.
(1)In the first quarter of fiscal 2025, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become the Americas market and Growth Markets will become the Asia Pacific market.
(2)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for fiscal 2024 compared to fiscal 2023:
•North America revenues increased 2% in local currency, led by growth in Public Service and Industrial, partially offset by declines in Banking & Capital Markets, Communications & Media and Software & Platforms. Revenue growth was driven by the United States.
•EMEA revenues were flat in local currency, as growth in Public Service was offset by declines in Communications & Media and Banking & Capital Markets. Revenues were driven by an increase in Italy, offset by declines in France and the United Kingdom.
•Growth Markets revenues increased 7% in local currency, led by growth in Banking & Capital Markets, Industrial and Chemicals & Natural Resources. Revenue growth was driven by Japan and Argentina, partially offset by declines in Australia and Brazil. Argentina revenues grew in local currency due primarily to hyperinflation.
Operating Expenses
Operating expenses for fiscal 2024 decreased $1 million from fiscal 2023, and decreased as a percentage of revenues to 85.2% from 86.3% during this period.
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

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	43
marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2024		2023		Increase (Decrease)
Operating Expenses	$55,301	85.2%	$55,302	86.3%	$(1)
Cost of services	43,734	67.4	43,380	67.7	354
Sales and marketing	6,847	10.6	6,583	10.3	264
General and administrative costs	4,281	6.6	4,276	6.7	5
Business optimization costs	438	0.7	1,063	1.7	(625)
Amounts in table may not total due to rounding.

Cost of Services
Cost of services for fiscal 2024 increased $354 million, or 1%, over fiscal 2023, and decreased as a percentage of revenues to 67.4% from 67.7% during this period. Gross margin for fiscal 2024 increased to 32.6% compared to 32.3% in fiscal 2023. The increase in gross margin for fiscal 2024 was primarily due to lower labor costs, partially offset by higher non-payroll costs, primarily for travel compared to fiscal 2023.
Sales and Marketing
Sales and marketing expense for fiscal 2024 increased $264 million, or 4%, over fiscal 2023, and increased as a percentage of revenues to 10.6% over 10.3% during this period due to higher selling and other business development costs.
General and Administrative Costs
General and administrative costs for fiscal 2024 increased $5 million over fiscal 2023, and decreased as a percentage of revenues to 6.6% from 6.7% during this period.
Business Optimization Costs
During fiscal 2024 and 2023, we recorded business optimization costs of $438 million and $1,063 million, respectively, primarily for employee severance. These business optimization initiatives were completed as of August 31, 2024. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis excluding the business optimization costs recorded in fiscal 2024 and fiscal 2023, and, with respect to effective tax rate and diluted earnings per share, the impact of an investment gain recorded in fiscal 2023, as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Fiscal
	2024		2023
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
North America	$4,952	16%	$4,474	15%	$479
EMEA (1)	2,804	12	2,483	11	320
Growth Markets (1)	1,840	16	1,853	16	(13)
Total	$9,596	14.8%	$8,810	13.7%	$786
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Operating income for fiscal 2024 increased $786 million, or 9%, compared with fiscal 2023. Operating margin for fiscal 2024 was 14.8%, compared with 13.7% for fiscal 2023.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2024 was similar to that disclosed for revenue for each geographic market. The commentary below provides insight into other factors affecting geographic market performance and operating income, including the impact of foreign currency exchange rates where significant, for fiscal 2024 compared with fiscal 2023:
•North America operating income increased primarily due to revenue growth, lower business optimization costs and lower labor costs, partially offset by a decline in consulting contract profitability and higher acquisition-related costs.
•EMEA operating income increased primarily due to the positive impact of foreign currency exchange rates which resulted in an increase in U.S. dollar revenues, lower labor costs and lower business optimization costs, partially offset by declines in consulting revenues in local currency and consulting contract profitability.

•Growth Markets operating income decreased as revenue growth in local currency and lower labor costs were more than offset by lower contract profitability and the negative impact of foreign currency exchange rates which resulted in a decline in U.S. dollar revenues.
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for fiscal 2024 and 2023 by 70 and 170 basis points, respectively. Adjusted operating margin for fiscal 2024 increased 10 basis points to 15.5% compared with fiscal 2023.

	Fiscal
	2024				2023
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
North America	$4,952	$68	$5,021	16%	$4,474	$465	$4,939	16%	$82
EMEA (2)	2,804	249	3,052	13	2,483	438	2,922	13	131
Growth Markets (2)	1,840	122	1,961	17	1,853	160	2,013	17	(51)
Total	$9,596	$438	$10,034	15.5%	$8,810	$1,063	$9,873	15.4%	$161
Amounts in table may not total due to rounding.
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.
(2)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2024, Other income (expense), net decreased $206 million from fiscal 2023, primarily due to lower gains on investments.

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	45
Income Tax Expense
The effective tax rate for fiscal 2024 was 23.5%, compared with 23.4% for fiscal 2023.
Income Tax Expense Excluding Business Optimization Costs and Investment Gain (Non-GAAP)
Excluding the business optimization costs of $438 million and related reduction in tax expense of $111 million, our adjusted effective tax rate was 23.6% for fiscal 2024. Excluding the business optimization costs of $1,063 million and related reduction in tax expense of $247 million, and the investment gain of $253 million and related tax expense of $9 million, our adjusted effective tax rate was 23.9% for fiscal 2023.
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
Earnings Per Share
Diluted earnings per share were $11.44 for fiscal 2024, compared with $10.77 for fiscal 2023. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Earnings Per Share Excluding Business Optimization Costs and Investment Gain (Non-GAAP)
The business optimization costs of $327 million, net of related taxes, decreased diluted earnings per share by $0.51 for fiscal 2024. Adjusted diluted earnings per share were $11.95 for fiscal 2024. The business optimization costs of $816 million, net of related taxes, decreased diluted earnings per share by $1.28 and the investment gain of $244 million, net of related taxes, increased diluted earnings per share by $0.38 for fiscal 2023. Adjusted diluted earnings per share were $11.67 for fiscal 2023.

Fiscal
FY24 As Reported	$11.44
Business optimization costs	0.69
Tax effect of business optimization costs (1)	(0.18)
FY24 As Adjusted	$11.95

FY23 As Reported	$10.77
Business optimization costs	1.66
Gain on an investment	(0.40)
Tax effect of business optimization costs and gain on an investment (1)	(0.37)
FY23 As Adjusted	$11.67
Amounts in table may not total due to rounding.
(1)The income tax effect of business optimization costs and gain on an investment include both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
The increase in adjusted diluted earnings per share is due to the following factors:

Fiscal
FY23 As Adjusted	$11.67
Higher revenue and operating results	0.19
Lower share count	0.05
Lower effective tax rate	0.05
Higher non-operating income	0.02
Higher net income attributable to noncontrolling interests	(0.03)
FY24 As Adjusted	$11.95

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	46
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
Results of Operations for Fiscal 2023 Compared to Fiscal 2022
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves, debt capacity available under various credit facilities and other borrowings. We could raise additional funds through other public or private debt or equity financings. We may use our available or additional funds to, among other things:
•facilitate purchases, redemptions and exchanges of shares and pay dividends;
•acquire complementary businesses or technologies;
•take advantage of opportunities, including more rapid expansion;
•develop new services and solutions; or
•repay outstanding borrowings and other debt.
See Note 10 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for further information regarding our outstanding borrowings and other debt.
As of August 31, 2024, Cash and cash equivalents were $5.0 billion, compared with $9.0 billion as of August 31, 2023.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2024	2023
Net cash provided by (used in):
Operating activities	$9,131	$9,524	$(393)
Investing activities	(7,062)	(2,622)	(4,439)
Financing activities	(6,064)	(5,645)	(418)
Effect of exchange rate changes on cash and cash equivalents	(46)	(101)	55
Net increase (decrease) in cash and cash equivalents	$(4,041)	$1,155	$(5,196)
Amounts in table may not total due to rounding.
Operating activities: The $393 million decrease in operating cash flows was primarily due to changes in operating assets and liabilities, including receivables from clients and contract assets, partially offset by higher net income.
Investing activities: The $4,439 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 6 (Business Combinations and Dispositions) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $418 million increase in cash used was due to higher cash dividends paid and net purchases of shares, as well as higher purchases of noncontrolling interests, partially offset by higher net proceeds from borrowings. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2025. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by

ACCENTURE 2024 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	48
other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Events
See Note 10 (Borrowings and Indebtedness) and Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2024, we had commitments of $3.4 billion related to cloud hosting arrangements, software subscriptions, information technology services and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Payments under these commitments are estimated to be made as follows:

(in millions of U.S. dollars)	Payments (1)
Less than 1 year	$1,068
1-3 years	1,352
3-5 years	870
More than 5 years	80
Total	$3,370
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

ACCENTURE 2024 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	49
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, the most significant of which are U.S. dollar/Euro, U.S. dollar/Indian rupee, U.S. dollar/Japanese yen, U.S. dollar/U.K. pound, U.S. dollar/Swiss franc, U.S. dollar/Chinese yuan, U.S. dollar/Australian dollar and U.S. dollar/Philippine peso, are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee and U.K. pound/Indian rupee, typically have maturities not exceeding three years and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2024, it was anticipated that approximately $22 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $655 million and $856 million as of August 31, 2024 and 2023, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2024 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluations of privately held companies are based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2024.

ACCENTURE 2024 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	50
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

ACCENTURE 2024 FORM 10-K	Item 9A. Controls and Procedures	51
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the fourth quarter of fiscal 2024. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement (2)
Julie Sweet	Chair and chief executive officer	Adopted on July 22, 2024	October 21, 2024 - July 24, 2025	32,600
Manish Sharma	Chief executive officer—the Americas	Adopted on July 9, 2024	October 22, 2024 - July 24, 2025	9,300
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
None.

ACCENTURE 2024 FORM 10-K	Part III	52
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2024 Annual General Meeting of Shareholders filed with the SEC on December 13, 2023.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2025 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2025 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2025 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2025 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year covered by this Form 10-K.

ACCENTURE 2024 FORM 10-K	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	53
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2024, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	9,265	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	16,220,558	(2)	—	27,270,917
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	50,575,968
Equity compensation plans not approved by shareholders	—		N/A	—
Total	16,229,823			77,846,885
(1)Consists of 9,265 restricted share units.
(2)Consists of 16,220,558 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2025 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2025 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2025 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2025 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year covered by this Form 10-K.

ACCENTURE 2024 FORM 10-K	Item 14. Principal Accountant Fees and Services	54
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2025 Annual General Meeting of Shareholders of Accenture plc to be held on February 6, 2025 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year covered by this Form 10-K.

ACCENTURE 2024 FORM 10-K	Part IV	55
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2024 and 2023 and for the three years ended August 31, 2024—Included in Part II of this Form 10-K:
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
4.2
Indenture, among Accenture Capital Inc., Accenture plc and The Bank of New York Mellon Trust Company, N.A., dated as of October 4, 2024 (incorporated by reference to Exhibit 4.1 to Accenture plc’s 8-K filed on October 4, 2024)

4.3
Officer’s Certificate of Accenture Capital Inc., dated as of October 4, 2024, containing Form of 3.900% Note due 2027, Form of 4.050% Note due 2029, Form of 4.250% Note due 2031 and Form of 4.500% Note due 2034 (incorporated by reference to Exhibit 4.2 to Accenture plc’s 8-K filed on October 4, 2024)

10.1
Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the Accenture Ltd February 28, 2005 10-Q (File No. 001-16565))

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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 31, 2024)

ACCENTURE 2024 FORM 10-K	Item 15. Exhibits, Financial Statement Schedules	56

10.7*	Amended and Restated 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on January 31, 2024)
10.8
Credit Agreement, dated as of May 14, 2024, among Accenture plc, the borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on May 17, 2024)

10.9
Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (the “July 2, 2001 Form S-1/A”))

10.10
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

10.17*	2015 Sub-plan for Restricted Share Units Granted in France, as amended (incorporated by reference to Exhibit 10.1 to the February 28, 2022 10-Q )
10.18*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 29, 2024 10-Q)
10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2022 10-Q)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2023 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2024 10-Q)

10.22*	Form of Fiscal 2022 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 28, 2022 10-Q)
10.23*	Form of Fiscal 2023 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 28, 2023 10-Q)
10.24*	Form of Fiscal 2024 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 29, 2024 10-Q)
10.25*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2022 10-Q)

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2023 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2024 10-Q)

10.28*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 29, 2024 10-Q)
10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2023 10-Q)

10.30*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2024 10-Q)

10.31*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2024 10-Q )

10.32*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2022 10-Q)
10.33*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
10.34*	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the December 19, 2023 10-Q)
10.35*	Relocation Benefits Agreement between Accenture LLP and Manish Sharma (incorporated by reference to Exhibit 10.2 to the December 19, 2023 10-Q)

ACCENTURE 2024 FORM 10-K	Item 15. Exhibits, Financial Statement Schedules	57

10.36*	Retirement Agreement between Accenture LLP and Jimmy Etheredge (incorporated by reference to Exhibit 10.12 to the August 31, 2023 10-K)
19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1*	Mandatory Recoupment Policy (incorporated by reference to Exhibit 97.1 to the August 31, 2023 10-K)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2024 and August 31, 2023, (ii) Consolidated Income Statements for the years ended August 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2024, 2023 and 2022, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2024, 2023 and 2022, (v) Consolidated Cash Flows Statements for the years ended August 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2024 FORM 10-K	Signatures	58
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 10, 2024 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, KC McClure and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 10, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer, Chair of the Board and Director
Julie Sweet	(principal executive officer)

/s/ KC MCCLURE	Chief Financial Officer
KC McClure	(principal financial officer)

/s/ MELISSA A. BURGUM	Chief Accounting Officer
Melissa A. Burgum	(principal accounting officer)

/s/ GILLES C. PÉLISSON	Lead Director
Gilles C. Pélisson

/s/ JAIME ARDILA	Director
Jaime Ardila

ACCENTURE 2024 FORM 10-K	Signatures	59

/s/ MARTIN BRUDERMÜLLER	Director
Martin Brudermüller

/s/ ALAN JOPE	Director
Alan Jope

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ BETH E. MOONEY	Director
Beth E. Mooney

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ ARUN SARIN	Director
Arun Sarin

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

ACCENTURE 2024 FORM 10-K	Index to Consolidated Financial Statements	F-1
Accenture plc
1

ACCENTURE 2024 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and subsidiaries (the Company) as of August 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ACCENTURE 2024 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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

•the estimated costs to complete in relation to progress towards satisfying the Company’s performance obligations, based on internal and customer-facing information;

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

Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $1,905 million of unrecognized tax benefits as of August 31, 2024. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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

ACCENTURE 2024 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4
•assessing transfer pricing studies for compliance with applicable laws and regulations;

•analyzing the Company’s tax positions, including the methodology over measurement of unrecognized tax benefits related to transfer pricing;

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
October 10, 2024

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2024 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2024 and 2023

	August 31, 2024	August 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,004,469	$9,045,032
Short-term investments	5,396	4,575
Receivables and contract assets	13,664,847	12,227,186
Other current assets	2,183,069	2,105,138
Total current assets	20,857,781	23,381,931
NON-CURRENT ASSETS:
Contract assets	120,260	106,994
Investments	334,664	197,443
Property and equipment, net	1,521,119	1,530,007
Lease assets	2,757,396	2,637,479
Goodwill	21,120,179	15,573,003
Deferred contract costs	862,140	851,972
Deferred tax assets	4,147,496	4,154,878
Intangibles	2,904,031	2,072,957
Other non-current assets	1,307,297	738,641
Total non-current assets	35,074,582	27,863,374
TOTAL ASSETS	$55,932,363	$51,245,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$946,229	$104,810
Accounts payable	2,743,807	2,491,173
Deferred revenues	5,174,923	4,907,152
Accrued payroll and related benefits	7,050,833	7,506,030
Income taxes payable	719,084	720,778
Lease liabilities	726,202	690,417
Other accrued liabilities	1,615,049	1,588,678
Total current liabilities	18,976,127	18,009,038
NON-CURRENT LIABILITIES:
Long-term debt	78,628	43,093
Deferred revenues	641,091	653,954
Retirement obligation	1,815,867	1,595,638
Deferred tax liabilities	428,845	395,280
Income taxes payable	1,514,869	1,313,971
Lease liabilities	2,369,490	2,310,714
Other non-current liabilities	939,198	465,024
Total non-current liabilities	7,787,988	6,777,674
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2024 and August 31, 2023	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 672,484,852 and 664,616,285 shares issued as of August 31, 2024 and August 31, 2023, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 307,754 and 325,438 shares issued and outstanding as of August 31, 2024 and August 31, 2023, respectively	—	—
Restricted share units	2,614,608	2,403,374
Additional paid-in capital	14,710,857	12,778,782
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2024 and August 31, 2023; Class A ordinary, 47,204,565 and 36,351,137 shares as of August 31, 2024 and August 31, 2023, respectively	(10,564,572)	(7,062,512)
Retained earnings	23,082,423	19,316,224
Accumulated other comprehensive loss	(1,554,742)	(1,743,101)
Total Accenture plc shareholders’ equity	28,288,646	25,692,839
Noncontrolling interests	879,602	765,754
Total shareholders’ equity	29,168,248	26,458,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,932,363	$51,245,305
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2024 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2024, 2023 and 2022

	2024	2023	2022
REVENUES:
Revenues	$64,896,464	$64,111,745	$61,594,305
OPERATING EXPENSES:
Cost of services	43,734,147	43,380,138	41,892,766
Sales and marketing	6,846,714	6,582,629	6,108,401
General and administrative costs	4,281,316	4,275,943	4,225,957
Business optimization costs	438,440	1,063,146	—
Total operating expenses	55,300,617	55,301,856	52,227,124
OPERATING INCOME	9,595,847	8,809,889	9,367,181
Interest income	272,256	280,409	45,133
Interest expense	(58,969)	(47,525)	(47,320)
Other income (expense), net	(109,811)	96,559	(72,533)
Loss on disposition of Russia business	—	—	(96,294)
INCOME BEFORE INCOME TAXES	9,699,323	9,139,332	9,196,167
Income tax expense	2,280,126	2,135,802	2,207,207
NET INCOME	7,419,197	7,003,530	6,988,960
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(7,198)	(7,204)	(7,348)
Net income attributable to noncontrolling interests – other	(147,212)	(124,769)	(104,443)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$7,264,787	$6,871,557	$6,877,169
Weighted average Class A ordinary shares:
Basic	627,852,613	630,608,186	632,762,710
Diluted	635,940,044	638,591,616	642,839,181
Earnings per Class A ordinary share:
Basic	$11.57	$10.90	$10.87
Diluted	$11.44	$10.77	$10.71
Cash dividends per share	$5.16	$4.48	$3.88
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2024 FORM 10-K		F-7

Consolidated Statements of Comprehensive Income
For the Years Ended August 31, 2024, 2023 and 2022

	2024	2023	2022
NET INCOME	$7,419,197	$7,003,530	$6,988,960
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	214,889	341,688	(877,256)
Defined benefit plans	(27,669)	122,268	211,187
Cash flow hedges	1,139	(16,715)	(104,776)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	188,359	447,241	(770,845)
Other comprehensive income (loss) attributable to noncontrolling interests	2,117	8,489	(20,186)
COMPREHENSIVE INCOME	$7,609,673	$7,459,260	$6,197,929

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$7,453,146	$7,318,798	$6,106,324
Comprehensive income attributable to noncontrolling interests	156,527	140,462	91,605
COMPREHENSIVE INCOME	$7,609,673	$7,459,260	$6,197,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2024 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2024, 2023 and 2022

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2021	$57	40	$15	656,591	$—	513	$1,750,784	$8,617,838	$(3,408,491)	(24,545)	$13,988,748	$(1,419,497)	$19,529,454	$567,660	$20,097,114
Net income											6,877,169		6,877,169	111,791	6,988,960
Other comprehensive income (loss)												(770,845)	(770,845)	(20,186)	(791,031)
Purchases of Class A shares								3,954	(4,111,266)	(12,181)			(4,107,312)	(3,954)	(4,111,266)
Share-based compensation expense							1,571,059	108,730					1,679,789		1,679,789
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(12)		(5,112)					(5,112)		(5,112)
Issuances of Class A ordinary shares for employee share programs				7,970			(1,333,963)	1,943,912	841,720	3,292	(103,889)		1,347,780	1,284	1,349,064
Dividends							103,502				(2,558,186)		(2,454,684)	(2,622)	(2,457,306)
Other, net								9,858					9,858	(12,982)	(3,124)
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2024 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2024, 2023 and 2022

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											6,871,557		6,871,557	131,973	7,003,530
Other comprehensive income (loss)												447,241	447,241	8,489	455,730
Purchases of Class A shares								3,915	(4,322,529)	(15,314)			(4,318,614)	(3,915)	(4,322,529)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,790,886	122,165					1,913,051		1,913,051
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(176)		(7,874)					(7,874)		(7,874)
Issuances of Class A shares for employee share programs				8,883			(1,592,561)	2,151,005	1,342,773	3,529	(401,493)		1,499,724	1,345	1,501,069
Dividends							113,667				(2,938,102)		(2,824,435)	(2,959)	(2,827,394)
Other, net								6,092					6,092	(10,170)	(4,078)
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2024 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2024, 2023 and 2022

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											7,264,787		7,264,787	154,410	7,419,197
Other comprehensive income (loss)												188,359	188,359	2,117	190,476
Purchases of Class A shares								3,867	(4,509,392)	(13,913)			(4,505,525)	(3,867)	(4,509,392)
Share-based compensation expense							1,821,490	120,100					1,941,590		1,941,590
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(17)		(15,254)					(15,254)		(15,254)
Issuances of Class A shares for employee share programs				7,869			(1,739,452)	2,280,198	1,007,332	3,059	(131,133)		1,416,945	1,186	1,418,131
Dividends							129,196				(3,367,455)		(3,238,259)	(3,220)	(3,241,479)
Other, net								(456,836)					(456,836)	(36,778)	(493,614)
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2024 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2024, 2023 and 2022

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,419,197	$7,003,530	$6,988,960
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	2,168,038	2,281,085	2,088,216
Share-based compensation expense	1,941,590	1,913,051	1,679,789
Deferred tax expense (benefit)	(93,988)	(268,953)	(213,294)
Other, net	(144,920)	(219,082)	(195,975)
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	(601,935)	87,669	(2,411,735)
Other current and non-current assets	(853,202)	(526,228)	(716,910)
Accounts payable	46,512	(171,217)	374,349
Deferred revenues, current and non-current	28,401	159,819	648,506
Accrued payroll and related benefits	(614,771)	(261,913)	1,271,999
Income taxes payable, current and non-current	114,076	113,251	473,313
Other current and non-current liabilities	(277,971)	(586,744)	(446,089)
Net cash provided by (used in) operating activities	9,131,027	9,524,268	9,541,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(516,509)	(528,172)	(717,998)
Purchases of businesses and investments, net of cash acquired	(6,582,702)	(2,530,863)	(3,447,552)
Proceeds from the sale of businesses and investments, net of cash transferred	28,721	424,387	(107,659)
Other investing, net	8,672	12,178	12,580
Net cash provided by (used in) investing activities	(7,061,818)	(2,622,470)	(4,260,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,418,131	1,501,069	1,349,064
Purchases of shares	(4,524,646)	(4,330,403)	(4,116,378)
Proceeds from debt	1,599,033	100,000	—
Repayments of debt	(771,246)	—	—
Cash dividends paid	(3,241,479)	(2,827,394)	(2,457,306)
Other financing, net	(543,301)	(88,598)	(86,406)
Net cash provided by (used in) financing activities	(6,063,508)	(5,645,326)	(5,311,026)
Effect of exchange rate changes on cash and cash equivalents	(46,264)	(101,273)	(247,815)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,040,563)	1,155,199	(278,341)
CASH AND CASH EQUIVALENTS, beginning of period	9,045,032	7,889,833	8,168,174
CASH AND CASH EQUIVALENTS, end of period	$5,004,469	$9,045,032	$7,889,833
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$37,182	$46,505	$45,970
Income taxes paid, net	$2,386,620	$2,315,920	$1,778,922
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: North America, EMEA (Europe, Middle East and Africa) and Growth Markets. We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading organizations build their digital core, optimize their operations, accelerate revenue growth and enhance services—creating tangible value at speed and scale.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries.
The shares of Accenture Canada Holdings Inc. held by persons other than us are treated as noncontrolling interests in the Consolidated Financial Statements. The noncontrolling interests were less than 1% as of August 31, 2024 and 2023, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2024” means the 12-month period that ended on August 31, 2024. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-13

variability in revenues and margins earned on such contracts. These variable amounts generally are awarded or refunded upon achievement of or failure to achieve certain performance metrics, milestones or cost targets and can be based upon client discretion. We include these variable fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee and it is not probable a significant reversal of revenue will occur. These estimates reflect the expected value of the variable fees and are based on an assessment of our anticipated performance, historical experience and other information available at the time.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in Receivables, Contract assets, and Deferred revenues (Contract liabilities) on our Consolidated Balance Sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly or quarterly) or upon achievement of contractual milestones. In limited circumstances, we agree to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. When the period between payment and transfer of goods or services is one year or less, we do not assess the existence of, and therefore, do not adjust the promised amount of consideration for the effects of a significant financing component. Our receivables are rights to consideration that are conditional only upon the passage of time as compared to our contract assets, which are rights to consideration conditional upon additional factors. When we bill or receive payments from our clients before revenue is recognized, we record Contract liabilities. Contract assets and liabilities are reported on our Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-14

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
Allowance for Credit Losses—Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of August 31, 2024 and 2023, the total allowances recorded for credit losses recorded for client receivables and contract assets was $27,561 and $26,343, respectively. The change in the allowance is primarily due to changes in gross client receivables, contract assets and immaterial write-offs.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-15

Investments
All available-for-sale securities and liquid investments with an original maturity greater than three months but less than one year are considered to be Short-term investments. Non-current investments consist of equity securities in privately-held companies and are accounted for using either the equity or fair value measurement alternative method of accounting (for investments without readily determinable fair values). Investments are periodically assessed for other-than-temporary impairment. If an investment is deemed to have experienced an other-than-temporary decline below its basis, we reduce the carrying amount of the investment to its estimated fair value.
Our non-current investments are as follows:

	August 31, 2024	August 31, 2023
Equity method investments	$128,634	$23,985
Investments without readily determinable fair values	206,030	173,458
Total non-current investments	$334,664	$197,443
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
Depreciation and Amortization
See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for fiscal 2024, 2023 and 2022, respectively.

	Fiscal
	2024	2023	2022
Depreciation	$547,935	$620,659	$591,748
Amortization—Deferred transition	352,045	339,139	280,093
Amortization—Intangible assets	530,062	440,957	438,897
Operating lease cost	719,434	868,082	769,806
Other	18,562	12,248	7,672
Total depreciation, amortization and other	$2,168,038	$2,281,085	$2,088,216
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	3 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by operating segment annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2024 or 2023, as each reportable segment’s estimated fair value substantially exceeded its carrying value.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-16

Long-Lived Assets
Long-lived assets, including lease assets, deferred contract costs and identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the undiscounted estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and a loss is recorded equal to the amount required to reduce the carrying amount to fair value.
Intangible assets with finite lives are generally amortized using the straight-line method over their estimated economic useful lives, ranging from one to eighteen years.
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2024	2023	2022
Research and development costs	$1,150,430	$1,298,657	$1,123,296
Advertising costs (1)	104,510	100,652	119,202
Provision for (release of) doubtful accounts (2)	10,163	3,856	(2,284)
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowance for Credit Losses—Client Receivables and Contract Assets.”
Business Optimization
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We recorded a total of $1.5 billion related to these actions, primarily for employee severance, which have been completed as of August 31, 2024. Total business optimization costs by reportable operating segment for fiscal 2024 and 2023 were as follows:

	Fiscal
	2024	2023
North America	$68,201	$464,879
EMEA (1)	248,724	438,093
Growth Markets (1)	121,515	160,174
Total business optimization costs	$438,440	$1,063,146
(1)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
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
On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective beginning with our annual fiscal 2026 financial statements and allows for adoption on a prospective basis, with a retrospective option. We are in the process of assessing the impacts and method of adoption. This ASU will impact our income tax disclosures, but not our financial position or results of operations.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-17

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $30 billion and $26 billion as of August 31, 2024 and 2023, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 66% of our remaining performance obligations as of August 31, 2024 as revenue in fiscal 2025, an additional 16% in fiscal 2026, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for both fiscal 2024 and 2023.
Contract Balances
Deferred transition revenues were $641,091 and $653,954 as of August 31, 2024 and 2023, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $862,140 and $851,972 as of August 31, 2024 and 2023, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2024, 2023 and 2022 was $352,045, $339,139 and $280,093, respectively.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	August 31, 2024	August 31, 2023
Receivables	$11,873,442	$10,690,713
Contract assets (current)	1,791,405	1,536,473
Receivables and contract assets, net of allowance (current)	13,664,847	12,227,186
Contract assets (non-current)	120,260	106,994
Deferred revenues (current)	5,174,923	4,907,152
Deferred revenues (non-current)	641,091	653,954
Changes in the contract asset and liability balances during fiscal 2024, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2024 that were included in Deferred revenues as of August 31, 2023 were $4.2 billion. Revenues recognized during fiscal 2023 that were included in Deferred revenues as of August 31, 2022 were $3.9 billion.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-18

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2024	2023	2022
Basic Earnings per share
Net income attributable to Accenture plc	$7,264,787	$6,871,557	$6,877,169
Basic weighted average Class A ordinary shares	627,852,613	630,608,186	632,762,710
Basic earnings per share	$11.57	$10.90	$10.87
Diluted Earnings per share
Net income attributable to Accenture plc	$7,264,787	$6,871,557	$6,877,169
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	7,198	7,204	7,348
Net income for diluted earnings per share calculation	$7,271,985	$6,878,761	$6,884,517
Basic weighted average Class A ordinary shares	627,852,613	630,608,186	632,762,710
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	621,333	660,420	675,949
Diluted effect of employee compensation related to Class A ordinary shares	7,232,113	7,207,770	9,045,668
Diluted effect of share purchase plans related to Class A ordinary shares	233,985	115,240	354,854
Diluted weighted average Class A ordinary shares (2)	635,940,044	638,591,616	642,839,181
Diluted earnings per share	$11.44	$10.77	$10.71
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-19

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2024	2023	2022
Foreign currency translation
Beginning balance	$(1,510,632)	$(1,852,320)	$(975,064)
Foreign currency translation	215,655	349,151	(904,530)
Income tax benefit (expense)	1,376	918	6,975
Portion attributable to noncontrolling interests	(2,142)	(8,381)	20,299
Foreign currency translation, net of tax	214,889	341,688	(877,256)
Ending balance	(1,295,743)	(1,510,632)	(1,852,320)

Defined benefit plans
Beginning balance	(226,503)	(348,771)	(559,958)
Actuarial gains (losses)	(67,860)	147,499	238,865
Pension settlement	(5,276)	(9,481)	—
Prior service costs arising during the period	(307)	11,888	1,052
Reclassifications into net periodic pension and post-retirement expense	26,080	34,634	51,061
Income tax benefit (expense)	19,668	(62,147)	(79,567)
Portion attributable to noncontrolling interests	26	(125)	(224)
Defined benefit plans, net of tax	(27,669)	122,268	211,187
Ending balance	(254,172)	(226,503)	(348,771)

Cash flow hedges
Beginning balance	(5,966)	10,749	115,525
Unrealized gain (loss)	22,139	(64,331)	(14,310)
Reclassification adjustments into Cost of services	(28,386)	27,865	(92,275)
Income tax benefit (expense)	7,387	19,734	1,698
Portion attributable to noncontrolling interests	(1)	17	111
Cash flow hedges, net of tax	1,139	(16,715)	(104,776)
Ending balance (1)	(4,827)	(5,966)	10,749

Accumulated other comprehensive loss	$(1,554,742)	$(1,743,101)	$(2,190,342)
(1)As of August 31, 2024, $21,905 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-20

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2024	August 31, 2023
Computers, related equipment and software	$2,163,222	$2,112,846
Furniture and fixtures	431,516	433,473
Leasehold improvements	1,640,236	1,558,373
Property and equipment, gross	4,234,974	4,104,692
Total accumulated depreciation	(2,713,855)	(2,574,685)
Property and equipment, net	$1,521,119	$1,530,007
Depreciation expense for fiscal 2024, 2023 and 2022 was $547,935, $620,659 and $591,748, respectively.

6. Business Combinations and Dispositions
Business Combinations
We completed a number of individually immaterial acquisitions during fiscal 2024, 2023 and 2022. These acquisitions were completed primarily to expand our services and solutions offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2024	2023	2022
Total consideration	$6,456,648	$2,482,109	$3,416,981
Goodwill	5,320,890	2,094,972	2,758,893
Intangible assets	1,265,290	544,661	737,040
The intangible assets primarily consist of customer-related intangibles, which are being amortized over one to eighteen years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.
Dispositions
During fiscal 2022, we disposed of our business in Russia, which was part of our Europe segment (now referred to as our EMEA segment). The transaction resulted in a non-operating loss of $96,294, which was not deductible for tax purposes and did not have a material effect on our operations or financial results.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-21

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2022	Additions/ Adjustments	Foreign Currency Translation	August 31, 2023	Additions/ Adjustments	Foreign Currency Translation	August 31, 2024
Geographic Markets
North America	$7,744,582	$1,145,007	$(13,539)	$8,876,050	$2,733,720	$5,124	$11,614,894
EMEA (1)	4,178,853	596,341	376,955	5,152,149	2,021,785	167,752	7,341,686
Growth Markets (1)	1,209,858	389,318	(54,372)	1,544,804	594,095	24,700	2,163,599
Total	$13,133,293	$2,130,666	$309,044	$15,573,003	$5,349,600	$197,576	$21,120,179
(1)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2023			August 31, 2024
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$2,842,257	$(999,604)	$1,842,653	$3,924,339	$(1,336,679)	$2,587,660
Technology	289,989	(141,022)	148,967	335,845	(183,182)	152,663
Patents	123,579	(70,472)	53,107	120,457	(72,518)	47,939
Other	65,138	(36,908)	28,230	150,098	(34,329)	115,769
Total	$3,320,963	$(1,248,006)	$2,072,957	$4,530,739	$(1,626,708)	$2,904,031
Total amortization related to our intangible assets was $530,062, $440,957 and $438,897 for fiscal 2024, 2023 and 2022, respectively. Estimated future amortization related to intangible assets held as of August 31, 2024 is as follows:

Fiscal Year	Estimated Amortization
2025	$607,430
2026	544,229
2027	481,008
2028	449,784
2029	344,094
Thereafter	477,486
Total	$2,904,031

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-22

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
As of August 31, 2024 and 2023, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

	Fiscal
	2024	2023	2022
Operating lease cost	$719,434	$868,082	$769,806
Variable lease cost	220,953	213,078	187,087
Sublease income	(18,618)	(17,061)	(16,804)
Total	$921,769	$1,064,099	$940,089
Supplemental information related to operating lease transactions is as follows:

	Fiscal
	2024	2023	2022
Lease liability payments	$678,489	$768,797	$730,815
Lease assets obtained in exchange for liabilities	590,892	434,179	690,767
As of August 31, 2024 and 2023, our operating leases had a weighted average remaining lease term of 6.7 and 6.9 years, respectively, and a weighted average discount rate of 4.2% and 3.8%, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-23

The following maturity analysis presents future undiscounted cash outflows (inflows) for operating leases as of August 31, 2024:

	Lease Payments	Sublease Receipts
2025	$740,814	$(11,774)
2026	627,170	(8,855)
2027	511,905	(8,044)
2028	393,376	(7,897)
2029	301,910	(7,469)
Thereafter	959,774	(71)
Total lease payments (receipts)	$3,534,949	$(44,110)
Less interest	(439,257)
Total lease liabilities	$3,095,692
As of August 31, 2024, we have entered into leases that have not yet commenced with future lease payments of $60,580 that are not reflected in the table above. These leases are primarily related to office real estate and will commence in fiscal 2025 with lease terms of up to 11 years.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-24

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $119,248 as of August 31, 2024.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2024 was $90,567.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2024 and 2023, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net gains of $28,386, net losses of $27,865 and net gains of $92,275 during fiscal 2024, 2023 and 2022, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2024, 2023 and 2022, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2024, 2023 or 2022.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-25

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net losses of $48,840, $135,586 and $168,625 for fiscal 2024, 2023 and 2022, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2024	August 31, 2023
Assets
Cash Flow Hedges
Other current assets	$51,152	$52,995
Other non-current assets	28,363	44,739
Other Derivatives
Other current assets	39,733	6,686
Total assets	$119,248	$104,420
Liabilities
Cash Flow Hedges
Other accrued liabilities	$29,247	$50,020
Other non-current liabilities	35,346	26,076
Other Derivatives
Other accrued liabilities	25,974	38,645
Total liabilities	$90,567	$114,741
Total fair value	$28,681	$(10,321)
Total notional value	$14,824,483	$13,390,031
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

	August 31, 2024	August 31, 2023
Net derivative assets	$91,127	$50,528
Net derivative liabilities	62,446	60,849
Total fair value	$28,681	$(10,321)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-26

10. Borrowings and Indebtedness
As of August 31, 2024 and 2023, we had total outstanding debt of $1,024,857 and $147,903, respectively.
As of August 31, 2024, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,949,796
Local guaranteed and non-guaranteed lines of credit (3)	294,806
Total	$7,744,602
(1)On May 14, 2024, we replaced our $3,000,000 syndicated 5-year credit facility with a new $5,500,000 syndicated credit facility maturing on May 14, 2029. This facility provides unsecured, revolving borrowing capacity for general corporate capital purposes, including the issuance of letters of credit and short-term commercial paper. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2024, we had $935,000 of commercial paper outstanding (excluding unamortized discounts) and backed by this facility, with a weighted-average effective interest rate of 5.4%, maturing at various dates through the first quarter of fiscal 2025. As of August 31, 2023 we had $100,000 of commercial paper outstanding backed by our $3,000,000 syndicated 5-year credit facility, with a weighted-average effective interest rate of 5.4%.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2024 and 2023, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2024 and 2023, we had no borrowings under these various facilities.

We had an aggregate of $1,269,178 and $1,080,819 of letters of credit outstanding and $935,000 (excluding unamortized discounts) and $100,000 of commercial paper outstanding as of August 31, 2024 and 2023, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under these facilities.
Subsequent Events
On October 4, 2024, Accenture Capital Inc. (“Accenture Capital”), an indirect wholly owned finance subsidiary of Accenture plc, issued $5.0 billion aggregate principal amount of senior unsecured notes, comprised of $1.1 billion of 3.90% senior notes due October 4, 2027, $1.2 billion of 4.05% senior notes due October 4, 2029, $1.2 billion of 4.25% senior notes due October 4, 2031 and $1.5 billion of 4.50% senior notes due October 4, 2034. Accenture plc fully and unconditionally guarantees these notes. Net proceeds from the offering will be used for general corporate purposes, including repayment of outstanding commercial paper borrowings. Interest on the senior unsecured notes is payable semi-annually in arrears. Accenture Capital may redeem the senior unsecured notes at any time in whole, or from time to time, in part at specified redemption prices. Accenture plc and Accenture Capital are not subject to any financial covenants under the senior unsecured notes.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-27

11. Income Taxes

	Fiscal
	2024	2023	2022
Current taxes
U.S. federal	$408,281	$422,435	$298,685
U.S. state and local	173,024	220,043	152,862
Non-U.S.	1,792,809	1,762,277	1,968,954
Total current tax expense	2,374,114	2,404,755	2,420,501
Deferred taxes
U.S. federal	(154,553)	(334,942)	(202,318)
U.S. state and local	(55,141)	(63,098)	(48,597)
Non-U.S.	115,706	129,087	37,621
Total deferred tax (benefit) expense	(93,988)	(268,953)	(213,294)
Total	$2,280,126	$2,135,802	$2,207,207
The components of Income before income taxes are as follows:

	Fiscal
	2024	2023	2022
U.S. sources	$1,628,818	$1,562,011	$1,644,380
Non-U.S. sources	8,070,505	7,577,321	7,551,787
Total	$9,699,323	$9,139,332	$9,196,167
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal
	2024	2023 (2)	2022 (2)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local taxes, net	0.9	1.1	1.0
Non-U.S. operations taxed at other rates	1.0	1.4	0.8
Final determinations (1)	(1.2)	(1.0)	(0.9)
Other net activity in unrecognized tax benefits	2.7	3.2	3.0
Excess tax benefits from share based payments	(1.0)	(1.3)	(3.0)
Foreign-derived intangible income deduction	(1.5)	(2.1)	(1.0)
Other, net	1.6	1.1	3.1
Effective income tax rate	23.5%	23.4%	24.0%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
(2)Prior period amounts have been reclassified to conform with the current period presentation.
As of August 31, 2024, we had not recognized a deferred tax liability on approximately $5,700,000 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $290,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire through fiscal 2031. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $44,000, $40,000 and $29,000 in fiscal 2024, 2023 and 2022, respectively.
The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2024, 2023, or 2022.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-28

The components of our deferred tax assets and liabilities included the following:

	August 31, 2024	August 31, 2023 (1)
Deferred tax assets
Pensions	$542,749	$518,782
Compensation and benefits	756,863	909,894
Share-based compensation	558,772	518,126
Tax credit carryforwards	1,481,510	1,380,841
Net operating loss carryforwards	287,818	172,690
Deferred amortization deductions	788,681	842,471
Indirect effects of unrecognized tax benefits	399,504	315,145
Licenses and other intangibles	866,606	1,089,720
Leases	771,755	715,393
Capitalized research costs	667,999	363,135
Other	858,875	657,346
Total deferred tax assets	7,981,132	7,483,543
Valuation allowance	(1,618,414)	(1,480,678)
Deferred tax assets, net of valuation allowance	6,362,718	6,002,865
Deferred tax liabilities
Pensions	(162,221)	(205,411)
Investments in subsidiaries	(243,796)	(176,539)
Intangibles	(826,078)	(647,477)
Leases	(677,569)	(625,190)
Other	(734,403)	(588,650)
Total deferred tax liabilities	(2,644,067)	(2,243,267)
Net deferred tax assets	$3,718,651	$3,759,598
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $1,618,414 and $1,480,678 as of August 31, 2024 and 2023, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2024 and 2023, we recorded net increases of $137,737 and $424,656 in the valuation allowance, respectively, primarily related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2024 of $1,481,510, of which $35,984 will expire between 2025 and 2034 and $1,445,526 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2024 of $1,254,124. Of this amount, $246,984 expires between 2025 and 2034, $124,484 expires between 2035 and 2044, and $882,656 has an indefinite carryforward period.
As of August 31, 2024, we had $1,904,867 of unrecognized tax benefits, of which $1,408,347, if recognized, would favorably affect our effective tax rate. As of August 31, 2023, we had $1,744,481 of unrecognized tax benefits, of which $1,289,173, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2024 and 2023 of $496,520 and $455,308, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-29

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2024	2023
Balance, beginning of year	$1,744,481	$1,469,336
Additions for tax positions related to the current year	348,146	446,929
Additions for tax positions related to prior years	95,354	99,926
Reductions for tax positions related to prior years	(189,689)	(152,799)
Statute of limitations expirations	(85,362)	(72,039)
Settlements with tax authorities	(11,488)	(60,292)
Cumulative translation adjustment	3,425	13,420
Balance, end of year	$1,904,867	$1,744,481
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2024, 2023 and 2022, we recognized expense of $37,396, $21,137 and $25,369 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $210,642 ($198,328, net of tax benefits) and $172,163 ($161,753, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2024 and 2023, respectively.
As a global company, we file tax returns in multiple tax jurisdictions including the U.S. and Ireland. We have participated in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”) program since fiscal 2016. CAP tax years are examined by the IRS on a contemporaneous basis so that most issues are resolved prior to filing the tax return. The years from fiscal 2021 forward remain open for examination by the IRS. The years from fiscal 2020 forward remain open for examination by the Irish tax authorities. We are currently under audit in U.S. state and other non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to examination by those taxing authorities for years before 2016. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $414,000 or increase by approximately $719,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-30

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2024		August 31, 2023		August 31, 2022		August 31, 2024	August 31, 2023	August 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	5.25%	4.46%	5.00%	4.68%	4.25%	3.99%	5.24%	5.00%	4.28%
Discount rate for determining net periodic pension expense	5.00%	4.68%	4.25%	3.99%	2.50%	2.41%	5.00%	4.28%	2.53%
Long term rate of return on plan assets	3.75%	3.82%	3.50%	3.19%	3.50%	2.23%	2.47%	2.88%	2.89%
Rate of increase in future compensation for determining projected benefit obligation	2.05%	5.07%	2.07%	5.13%	2.07%	5.30%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.07%	5.13%	2.07%	5.30%	2.09%	4.48%	N/A	N/A	N/A
Interest crediting rate for determining projected benefit obligation	N/A	1.10%	N/A	1.59%	N/A	1.37%	N/A	N/A	N/A
Interest crediting rate for determining net periodic pension expense	N/A	1.59%	N/A	1.37%	N/A	0.77%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 8.8% for the plan year ending August 31, 2025. The rate is assumed to decrease on a straight-line basis to 4.0% for the plan year ending August 31, 2049 and remain at that level thereafter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-31

Pension and Postretirement Expense
Pension expense for fiscal 2024, 2023 and 2022 was $222,891, $206,346 and $188,001, respectively. Postretirement expense for fiscal 2024, 2023 and 2022 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2024 and 2023 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2024		August 31, 2023		August 31, 2024	August 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$311,871	$2,032,733	$328,907	$2,011,658	$500,978	$589,744
Service cost	1,379	143,673	1,622	137,002	21,628	30,079
Interest cost	15,209	89,795	12,440	75,765	24,992	23,807
Participant contributions	—	20,524	—	21,868	—	—
Acquisitions/divestitures/transfers	—	6,999	—	21,941	—	28
Amendments	—	307	—	(11,888)	—	—
Special termination benefits	—	—	—	—	—	200
Plan combinations	—	—	—	319	—	—
Actuarial (gain) loss	(5,848)	31,528	(13,635)	(176,748)	70,382	(122,473)
Benefits paid	(18,269)	(102,054)	(17,463)	(119,697)	(21,183)	(19,698)
Exchange rate impact	—	(46,622)	—	72,513	(826)	(709)
Benefit obligation, end of year	$304,342	$2,176,883	$311,871	$2,032,733	$595,971	$500,978
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$216,596	$1,126,387	$233,260	$1,126,871	$28,391	$25,793
Actual return on plan assets	11,396	64,530	(10,141)	(104,173)	1,696	(653)
Acquisitions/divestitures/transfers	—	5,142	—	19,358	—	—
Employer contributions	11,203	116,343	10,940	126,996	20,236	22,949
Participant contributions	—	20,524	—	21,868	—	—
Benefits paid	(18,269)	(102,054)	(17,463)	(119,697)	(21,183)	(19,698)
Exchange rate impact	—	(28,524)	—	55,164	—	—
Fair value of plan assets, end of year	$220,926	$1,202,348	$216,596	$1,126,387	$29,140	$28,391
Funded status, end of year	$(83,416)	$(974,535)	$(95,275)	$(906,346)	$(566,831)	$(472,587)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$12,098	$148,357	$6,556	$124,600	$—	$—
Current liabilities	(11,389)	(52,743)	(11,495)	(64,913)	(1,195)	(1,210)
Non-current liabilities	(84,125)	(1,070,149)	(90,336)	(966,033)	(565,636)	(471,377)
Funded status, end of year	$(83,416)	$(974,535)	$(95,275)	$(906,346)	$(566,831)	$(472,587)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-32

Accumulated Other Comprehensive (Gain) Loss
The pre-tax accumulated net (gain) loss and prior service (credit) cost recognized in Accumulated other comprehensive (gain) loss as of August 31, 2024 and 2023 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2024		August 31, 2023		August 31, 2024	August 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net (gain) loss	$72,948	$310,100	$90,199	$324,500	$(22,993)	$(96,281)
Prior service (credit) cost	—	(17,326)	—	(19,138)	4,143	5,122
Accumulated other comprehensive (gain) loss, pre-tax	$72,948	$292,774	$90,199	$305,362	$(18,850)	$(91,159)
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2024 and 2023 is as follows:

	August 31, 2024		August 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$303,302	$1,894,477	$309,898	$1,771,880
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2024 and 2023:

	Pension Plans				Postretirement Plans
	August 31, 2024		August 31, 2023		August 31, 2024	August 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$95,514	$1,426,931	$101,830	$1,328,422	$595,971	$500,978
Fair value of plan assets	—	304,039	—	297,495	29,140	28,391

	August 31, 2024		August 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$95,514	$1,110,660	$101,830	$1,036,344
Fair value of plan assets	—	241,608	—	233,905
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-33

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
Plan Assets
Our target allocation for fiscal 2025 and weighted-average plan assets allocations as of August 31, 2024 and 2023 by asset category for defined benefit pension plans are as follows:

	2025 Target Allocation		2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	28%	—%	23%	—%	19%
Debt securities	100	36	94	42	95	43
Cash and short-term investments	—	7	6	5	5	6
Insurance contracts	—	21	—	21	—	22
Other	—	8	—	9	—	10
Total	100%	100%	100%	100%	100%	100%
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
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-34

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2024 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$20,205	$253,494	$—	$273,699
Fixed Income
U.S. government, state and local debt securities	—	9,765	—	9,765
Non-U.S. government debt securities	208,550	18,821	—	227,371
Non-U.S. corporate debt securities	13,471	—	—	13,471
Mutual fund debt securities	—	253,025	—	253,025
Cash and short-term investments	63,383	—	—	63,383
Insurance contracts	—	65,083	184,884	249,967
Other	—	84,848	26,819	111,667
Total	$305,609	$685,036	$211,703	$1,202,348
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $250,066 in Level 2 assets, primarily made up of U.S. corporate debt securities of $169,800 and U.S. government, state and local debt securities of $35,086.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2024:

Level 3 Assets	Fiscal 2024
Beginning balance	$207,910
Changes in fair value	3,793
Ending Balance	$211,703
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2023 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$7,430	$188,796	$—	$196,226
Non-U.S. corporate equity securities	—	18,163	—	18,163
Fixed Income
Non-U.S. government debt securities	192,484	88,274	—	280,758
Non-U.S. corporate debt securities	17,568	—	—	17,568
Mutual fund debt securities	—	189,337	—	189,337
Cash and short-term investments	65,401	—	—	65,401
Insurance contracts	—	68,569	180,353	248,922
Other	—	82,455	27,557	110,012
Total	$282,883	$635,594	$207,910	$1,126,387
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $244,987 in Level 2 assets, primarily made up of U.S. corporate debt securities of $162,799 and U.S. government, state and local debt securities of $38,656.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2023:

Level 3 Assets	Fiscal 2023
Beginning balance	$97,881
Changes in fair value	110,029
Ending Balance	$207,910

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-35

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $158,422 in fiscal 2025 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2025 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2025	$19,680	$136,226	$15,026
2026	20,604	127,834	16,663
2027	21,283	152,302	18,749
2028	22,018	169,394	20,974
2029	22,762	183,819	23,119
2030-2034	116,391	1,009,146	153,964
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $914,092, $976,230 and $823,720 in fiscal 2024, 2023 and 2022, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-36

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan (the “Amended 2010 SIP”), is administered by the Compensation, Culture & People Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 141,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2024, there were 27,270,917 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2024	2023	2022
Total share-based compensation expense included in Net income	$1,941,590	$1,913,051	$1,679,789
Income tax benefit related to share-based compensation included in Net income	572,904	585,767	680,335
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2024 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2023	15,560,758	$289.19
Granted (1)	7,184,164	341.78
Vested (2)	(5,898,931)	292.66
Forfeited	(1,022,764)	291.75
Nonvested balance as of August 31, 2024	15,823,227	$311.06
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2024, 2023 and 2022 was $341.78, $267.37 and $387.73, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2024, 2023 and 2022 was $1,726,373, $1,716,464 and $1,343,403, respectively.
As of August 31, 2024, there was $1,652,741 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.1 years. As of August 31, 2024, there were 406,596 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-37

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
A maximum of 135,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2024, we had issued 84,424,032 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 4,904,718, 5,710,542 and 4,366,262 shares to employees in fiscal 2024, 2023 and 2022, respectively, under the 2010 ESPP.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-38

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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2024, our aggregate available authorization was $2,694,281 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-39

Our share purchase activity during fiscal 2024 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	11,753,807	$3,780,519	—	$—
Other share purchase programs	—	—	47,752	15,254
Other purchases (2)	2,159,586	728,873	—	—
Total	13,913,393	$4,509,392	47,752	$15,254
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2024, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Dividends
Our dividend activity during fiscal 2024 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2023	$1.29	October 12, 2023	$809,225	October 10, 2023	$831	$810,056
February 15, 2024	1.29	January 18, 2024	811,766	January 16, 2024	812	812,578
May 15, 2024	1.29	April 11, 2024	810,169	April 9, 2024	807	810,976
August 15, 2024	1.29	July 11, 2024	807,099	July 10, 2024	770	807,869
Total Dividends			$3,238,259		$3,220	$3,241,479
The payment of cash dividends includes the net effect of $129,196 of additional restricted stock units being issued as a part of our share plans, which resulted in 389,291 restricted share units being issued.
Subsequent Events
On September 25, 2024, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.48 per share on our Class A ordinary shares for shareholders of record at the close of business on October 10, 2024, payable on November 15, 2024.
On September 25, 2024, the Board of Directors of Accenture plc approved $4,000,000 in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,694,281.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-40

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
As of August 31, 2024 and 2023, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,370,000 and $1,793,000, respectively, of which all but approximately $61,000 and $51,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of August 31, 2024 and 2023, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,758,783 ($1,609,046 net of recourse provisions) and $1,294,653 ($1,213,375 net of recourse provisions) respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of August 31, 2024, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-41

After Accenture Federal Services (“AFS”) made a voluntary disclosure to the U.S. government, the U.S. Department of Justice (“DOJ”) initiated a civil and criminal investigation concerning whether one or more employees provided inaccurate submissions to an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. AFS is responding to an administrative subpoena and cooperating with DOJ’s investigation. This matter could subject us to adverse consequences, including civil and criminal penalties, including under the civil U.S. False Claims Act and/or other statutes, and administrative sanctions, such as termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with agencies of the U.S. government. We cannot at this time determine when or how this matter will be resolved or estimate the cost or range of costs that are reasonably likely to be incurred in connection with this matter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-42

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
Our three reportable segments are our geographic markets, which are North America, EMEA and Growth Markets. Amounts are attributed to geographic markets based on where clients are located.
Information regarding our geographic markets is as follows:

Fiscal 2024	North America (1)	EMEA (2)	Growth Markets (1) (2)	Total
Revenues	$30,740,611	$22,817,879	$11,337,974	$64,896,464
Depreciation and amortization (3)	603,927	501,749	337,549	1,443,225
Operating income	4,952,337	2,803,610	1,839,900	9,595,847
Net assets as of August 31 (4)	4,601,175	3,440,180	789,878	8,831,233
Property & equipment, net	518,135	458,651	544,333	1,521,119
Fiscal 2023
Revenues	$30,295,587	$22,292,584	$11,523,574	$64,111,745
Depreciation and amortization (3)	553,840	496,966	361,267	1,412,073
Operating income	4,473,701	2,483,483	1,852,705	8,809,889
Net assets as of August 31 (4)	4,091,045	2,811,231	722,770	7,625,046
Property & equipment, net	541,484	458,736	529,787	1,530,007
Fiscal 2022
Revenues	$29,121,385	$21,103,539	$11,369,381	$61,594,305
Depreciation and amortization (3)	484,894	462,008	372,284	1,319,186
Operating income	4,976,890	2,516,744	1,873,547	9,367,181
Net assets as of August 31 (4)	3,981,668	2,564,167	894,961	7,440,796
Property & equipment, net	598,116	436,360	624,664	1,659,140
(1)In the first quarter of fiscal 2025, our Latin America market unit will move from Growth Markets to North America. With this change, North America will become the Americas market and Growth Markets will become the Asia Pacific market.
(2)During the first quarter of fiscal 2024, we revised the reporting of our geographic markets for the movement of our Middle East and Africa market units from Growth Markets to Europe, and the Europe market became our EMEA (Europe, Middle East and Africa) geographic market. Prior period amounts have been reclassified to conform with the current period presentation.
(3)Amounts include depreciation on property and equipment and amortization of intangible assets and deferred contract costs controlled by each reportable segment, as well as an allocation for amounts they do not directly control.
(4)We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.
The accounting policies of the reportable segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.
Our business in the United States represented 45% of our consolidated revenues during fiscal 2024, 2023 and 2022, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated revenues during fiscal 2024, 2023 and 2022.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-43

We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2024	August 31, 2023	August 31, 2022
United States	31%	33%	33%
India	16	15	17
Ireland	2	2	6
Revenues by industry group and type of work are as follows:

	Fiscal
	2024	2023	2022
Industry Groups
Communications, Media & Technology	$10,837,174	$11,452,914	$12,199,797
Financial Services	11,610,225	12,131,531	11,810,582
Health & Public Service	13,840,634	12,560,458	11,226,464
Products	19,554,154	19,103,892	18,275,419
Resources	9,054,277	8,862,950	8,082,043
Total	$64,896,464	$64,111,745	$61,594,305
Type of Work
Consulting	$33,195,104	$33,613,008	$34,075,856
Managed Services	31,701,360	30,498,737	27,518,449
Total	$64,896,464	$64,111,745	$61,594,305

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2024 FORM 10-K		F-44

17. Quarterly Data (unaudited)

Fiscal 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$16,224,303	$15,799,514	$16,466,828	$16,405,819	$64,896,464
Cost of services	10,776,362	10,921,045	10,968,377	11,068,363	43,734,147
Operating income	2,564,887	2,046,427	2,630,865	2,353,668	9,595,847
Net income	2,009,981	1,709,202	1,981,348	1,718,666	7,419,197
Net income attributable to Accenture plc	1,973,444	1,674,859	1,932,183	1,684,301	7,264,787
Weighted average Class A ordinary shares:
—Basic	627,996,111	629,016,555	628,353,267	626,122,298	627,852,613
—Diluted	637,398,361	636,797,814	635,607,597	633,883,494	635,940,044
Earnings per Class A ordinary share:
—Basic	$3.14	$2.66	$3.07	$2.69	$11.57
—Diluted	$3.10	$2.63	$3.04	$2.66	$11.44

Fiscal 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$15,747,802	$15,814,158	$16,564,585	$15,985,200	$64,111,745
Cost of services	10,561,660	10,979,392	11,035,515	10,803,571	43,380,138
Operating income	2,593,100	1,944,581	2,359,288	1,912,920	8,809,889
Net income	1,996,300	1,550,683	2,048,335	1,408,212	7,003,530
Net income attributable to Accenture plc	1,964,950	1,523,648	2,009,996	1,372,963	6,871,557
Weighted average Class A ordinary shares:
—Basic	630,137,262	630,845,147	631,535,162	629,922,331	630,608,186
—Diluted	638,766,821	637,735,390	638,743,434	639,249,070	638,591,616
Earnings per Class A ordinary share:
—Basic	$3.12	$2.42	$3.18	$2.18	$10.90
—Diluted	$3.08	$2.39	$3.15	$2.15	$10.77