Form 10-Q
period 2024-11-30
Accenture plc
filed 2024-12-19
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 9, 2024 was 674,873,315 (which number includes 49,393,378 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 9, 2024 was 307,754.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
November 30, 2024 and August 31, 2024

	November 30, 2024	August 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,306,055	$5,004,469
Short-term investments	5,150	5,396
Receivables and contract assets	14,574,637	13,664,847
Other current assets	2,312,495	2,183,069
Total current assets	25,198,337	20,857,781
NON-CURRENT ASSETS:
Contract assets	128,981	120,260
Investments	371,507	334,664
Property and equipment, net	1,507,460	1,521,119
Lease assets	2,669,480	2,757,396
Goodwill	20,868,911	21,120,179
Deferred contract costs	893,898	862,140
Deferred tax assets	4,108,532	4,147,496
Intangibles	2,740,590	2,904,031
Other non-current assets	1,380,374	1,307,297
Total non-current assets	34,669,733	35,074,582
TOTAL ASSETS	$59,868,070	$55,932,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$114,321	$946,229
Accounts payable	2,579,165	2,743,807
Deferred revenues	4,711,553	5,174,923
Accrued payroll and related benefits	6,602,324	7,050,833
Income taxes payable	863,673	719,084
Lease liabilities	709,964	726,202
Other accrued liabilities	1,605,968	1,615,049
Total current liabilities	17,186,968	18,976,127
NON-CURRENT LIABILITIES:
Long-term debt	5,039,460	78,628
Deferred revenues	623,750	641,091
Retirement obligation	1,845,092	1,815,867
Deferred tax liabilities	453,066	428,845
Income taxes payable	1,366,759	1,514,869
Lease liabilities	2,282,652	2,369,490
Other non-current liabilities	967,900	939,198
Total non-current liabilities	12,578,679	7,787,988
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2024 and August 31, 2024	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 674,278,898 and 672,484,852 shares issued as of November 30, 2024 and August 31, 2024, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 307,754 shares issued and outstanding as of November 30, 2024 and August 31, 2024	—	—
Restricted share units	2,777,423	2,614,608
Additional paid-in capital	15,364,338	14,710,857
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2024 and August 31, 2024; Class A ordinary, 49,248,770 and 47,204,565 shares as of November 30, 2024 and August 31, 2024, respectively	(11,304,512)	(10,564,572)
Retained earnings	24,402,568	23,082,423
Accumulated other comprehensive loss	(2,049,394)	(1,554,742)
Total Accenture plc shareholders’ equity	29,190,495	28,288,646
Noncontrolling interests	911,928	879,602
Total shareholders’ equity	30,102,423	29,168,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,868,070	$55,932,363
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three Months Ended November 30, 2024 and 2023
(Unaudited)

	2024	2023
REVENUES:
Revenues	$17,689,545	$16,224,303
OPERATING EXPENSES:
Cost of services	11,866,716	10,776,362
Sales and marketing	1,811,109	1,709,891
General and administrative costs	1,063,243	1,033,499
Business optimization costs	—	139,664
Total operating expenses	14,741,068	13,659,416
OPERATING INCOME	2,948,477	2,564,887
Interest income	76,027	101,980
Interest expense	(30,042)	(14,495)
Other income (expense), net	(39,217)	(35,719)
INCOME BEFORE INCOME TAXES	2,955,245	2,616,653
Income tax expense	639,055	606,672
NET INCOME	2,316,190	2,009,981
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,170)	(2,016)
Net income attributable to noncontrolling interests – other	(35,126)	(34,521)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,278,894	$1,973,444
Weighted average Class A ordinary shares:
Basic	625,676,922	627,996,111
Diluted	634,656,410	637,398,361
Earnings per Class A ordinary share:
Basic	$3.64	$3.14
Diluted	$3.59	$3.10
Cash dividends per share	$1.48	$1.29
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three Months Ended November 30, 2024 and 2023
(Unaudited)

	2024	2023
NET INCOME	$2,316,190	$2,009,981
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(474,983)	68,192
Defined benefit plans	(15,758)	36,392
Cash flow hedges	(3,911)	11,302
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(494,652)	115,886
Other comprehensive income (loss) attributable to noncontrolling interests	(10,093)	1,885
COMPREHENSIVE INCOME	$1,811,445	$2,127,752

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,784,242	$2,089,330
Comprehensive income attributable to noncontrolling interests	27,203	38,422
COMPREHENSIVE INCOME	$1,811,445	$2,127,752
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended November 30, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
Net income											2,278,894		2,278,894	37,296	2,316,190
Other comprehensive income (loss)												(494,652)	(494,652)	(10,093)	(504,745)
Purchases of Class A shares								742	(897,395)	(2,528)			(896,653)	(742)	(897,395)
Share-based compensation expense							413,697	56,728					470,425		470,425
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares								(869)					(869)		(869)
Issuances of Class A shares for employee share programs				1,794			(284,465)	605,253	157,455	484	(491)		477,752	(385)	477,367
Dividends							33,583				(958,258)		(924,675)	(883)	(925,558)
Other, net								(8,373)					(8,373)	7,133	(1,240)
Balance as of November 30, 2024	$57	40	$15	674,279	$—	308	$2,777,423	$15,364,338	$(11,304,512)	(49,289)	$24,402,568	$(2,049,394)	$29,190,495	$911,928	$30,102,423
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended November 30, 2023
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											1,973,444		1,973,444	36,537	2,009,981
Other comprehensive income (loss)												115,886	115,886	1,885	117,771
Purchases of Class A shares								1,050	(1,188,289)	(3,810)			(1,187,239)	(1,050)	(1,188,289)
Share-based compensation expense							365,711	57,289					423,000		423,000
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(7)		(2,839)					(2,839)		(2,839)
Issuances of Class A shares for employee share programs				1,896			(245,342)	525,335	218,783	641	(21,751)		477,025	409	477,434
Dividends							29,279				(838,504)		(809,225)	(831)	(810,056)
Other, net								(6,140)					(6,140)	5,982	(158)
Balance as of November 30, 2023	$57	40	$15	666,512	$—	318	$2,553,022	$13,353,477	$(8,032,018)	(39,560)	$20,429,413	$(1,627,215)	$26,676,751	$808,686	$27,485,437
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		8

Consolidated Cash Flows Statements
For the Three Months Ended November 30, 2024 and 2023
(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,316,190	$2,009,981
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	569,340	521,400
Share-based compensation expense	470,425	423,000
Deferred tax expense (benefit)	59,222	(24,371)
Other, net	(19,903)	6,795
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,225,106)	(836,231)
Other current and non-current assets	(441,514)	(658,647)
Accounts payable	(124,399)	48,728
Deferred revenues, current and non-current	(313,397)	(510,391)
Accrued payroll and related benefits	(307,357)	(273,763)
Income taxes payable, current and non-current	50,891	85,142
Other current and non-current liabilities	(11,906)	(293,092)
Net cash provided by (used in) operating activities	1,022,486	498,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(152,205)	(68,933)
Purchases of businesses and investments, net of cash acquired	(241,560)	(788,025)
Proceeds from the sale of businesses and investments	5,270	—
Other investing, net	2,971	1,528
Net cash provided by (used in) investing activities	(385,524)	(855,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	477,367	477,434
Purchases of shares	(898,264)	(1,191,128)
Proceeds from debt	5,061,085	—
Repayments of debt	(931,885)	—
Cash dividends paid	(925,558)	(810,056)
Other financing, net	(30,997)	(28,163)
Net cash provided by (used in) financing activities	2,751,748	(1,551,913)
Effect of exchange rate changes on cash and cash equivalents	(87,124)	4,601
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,301,586	(1,904,191)
CASH AND CASH EQUIVALENTS, beginning of period	5,004,469	9,045,032
CASH AND CASH EQUIVALENTS, end of period	$8,306,055	$7,140,841
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$529,162	$563,359
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		9

1. Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on October 10, 2024.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2025.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of November 30, 2024 and August 31, 2024, the total allowance for credit losses recorded for client receivables and contract assets was $27,354 and $27,561, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	November 30, 2024	August 31, 2024
Equity method investments	$127,776	$128,634
Investments without readily determinable fair values	243,731	206,030
Total non-current investments	$371,507	$334,664
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

Depreciation and Amortization
As of November 30, 2024 and August 31, 2024, total accumulated depreciation was $2,752,886 and $2,713,855, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three months ended November 30, 2024 and 2023, respectively.

	Three Months Ended
	November 30, 2024	November 30, 2023
Depreciation	$133,099	$133,245
Amortization - Deferred transition	85,324	98,491
Amortization - Intangible assets	160,214	111,631
Operating lease cost	186,529	175,014
Other	4,174	3,019
Total depreciation, amortization and other	$569,340	$521,400
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
On November 4, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain expenses in the notes to the financial statements, including employee compensation. The ASU will be effective beginning with our annual fiscal 2028 financial statements. We are currently evaluating the impact of this standard on our disclosures.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $29 billion and $30 billion as of November 30, 2024 and August 31, 2024, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 58% of our remaining performance obligations as of November 30, 2024 as revenue in fiscal 2025, an additional 20% in fiscal 2026, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2024 and 2023.
Contract Balances
Deferred transition revenues were $623,750 and $641,091 as of November 30, 2024 and August 31, 2024, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $893,898 and $862,140 as of November 30, 2024 and August 31, 2024, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	November 30, 2024	August 31, 2024
Receivables	$12,590,544	$11,873,442
Contract assets (current)	1,984,093	1,791,405
Receivables and contract assets, net of allowance (current)	14,574,637	13,664,847
Contract assets (non-current)	128,981	120,260
Deferred revenues (current)	4,711,553	5,174,923
Deferred revenues (non-current)	623,750	641,091
Changes in the contract asset and liability balances during the three months ended November 30, 2024 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2024 that were included in Deferred revenues as of August 31, 2024 were $2.8 billion. Revenues recognized during the three months ended November 30, 2023 that were included in Deferred revenues as of August 31, 2023 were $2.8 billion.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	November 30, 2024	November 30, 2023
Basic earnings per share
Net income attributable to Accenture plc	$2,278,894	$1,973,444
Basic weighted average Class A ordinary shares	625,676,922	627,996,111
Basic earnings per share	$3.64	$3.14
Diluted earnings per share
Net income attributable to Accenture plc	$2,278,894	$1,973,444
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,170	2,016
Net income for diluted earnings per share calculation	$2,281,064	$1,975,460
Basic weighted average Class A ordinary shares	625,676,922	627,996,111
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	595,837	641,659
Diluted effect of employee compensation related to Class A ordinary shares	8,185,818	8,492,332
Diluted effect of share purchase plans related to Class A ordinary shares	197,833	268,259
Diluted weighted average Class A ordinary shares (2)	634,656,410	637,398,361
Diluted earnings per share	$3.59	$3.10
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2024	November 30, 2023
Foreign currency translation
Beginning balance	$(1,295,743)	$(1,510,632)
Foreign currency translation	(486,087)	67,789
Income tax benefit (expense)	1,030	2,240
Portion attributable to noncontrolling interests	10,074	(1,837)
Foreign currency translation, net of tax	(474,983)	68,192
Ending balance	(1,770,726)	(1,442,440)

Defined benefit plans
Beginning balance	(254,172)	(226,503)
Reclassifications into net periodic pension and post-retirement expense	(17,680)	44,294
Income tax benefit (expense)	1,907	(7,865)
Portion attributable to noncontrolling interests	15	(37)
Defined benefit plans, net of tax	(15,758)	36,392
Ending balance	(269,930)	(190,111)

Cash flow hedges
Beginning balance	(4,827)	(5,966)
Unrealized gain (loss)	14,598	23,614
Reclassification adjustments into Cost of services	(7,477)	(10,600)
Income tax benefit (expense)	(11,036)	(1,701)
Portion attributable to noncontrolling interests	4	(11)
Cash flow hedges, net of tax	(3,911)	11,302
Ending balance (1)	(8,738)	5,336

Accumulated other comprehensive loss	$(2,049,394)	$(1,627,215)
(1)As of November 30, 2024, $25,149 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

5. Business Combinations
During the three months ended November 30, 2024, we completed individually immaterial acquisitions for total consideration of $184,871, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	August 31, 2024	Additions/ Adjustments	Foreign Currency Translation	November 30, 2024
Americas (1)	$11,960,650	$31,993	$(33,777)	$11,958,866
EMEA	7,341,686	109,591	(307,796)	7,143,481
Asia Pacific (1)	1,817,843	842	(52,121)	1,766,564
Total	$21,120,179	$142,426	$(393,694)	$20,868,911
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2024			November 30, 2024
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$3,924,339	$(1,336,679)	$2,587,660	$3,861,361	$(1,412,787)	$2,448,574
Technology	335,845	(183,182)	152,663	338,271	(198,843)	139,428
Patents	120,457	(72,518)	47,939	118,339	(71,700)	46,639
Other	150,098	(34,329)	115,769	145,021	(39,072)	105,949
Total	$4,530,739	$(1,626,708)	$2,904,031	$4,462,992	$(1,722,402)	$2,740,590
Total amortization related to our intangible assets was $160,214 and $111,631 for the three months ended November 30, 2024 and 2023, respectively. Estimated future amortization related to intangible assets held as of November 30, 2024 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2025	$444,238
2026	534,917
2027	470,141
2028	435,618
2029	346,275
Thereafter	509,401
Total	$2,740,590

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

7. Shareholders’ Equity
Dividends
Our dividend activity during the three months ended November 30, 2024 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2024	$1.48	October 10, 2024	$924,675	October 9, 2024	$883	$925,558
The payment of cash dividends includes the net effect of $33,583 of additional restricted stock units being issued as a part of our share plans, which resulted in 93,129 restricted share units being issued.
Subsequent Event
On December 18, 2024, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.48 per share on our Class A ordinary shares for shareholders of record at the close of business on January 16, 2025 payable on February 14, 2025.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2024 and 2023, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $4,256 and $20,280 for the three months ended November 30, 2024 and 2023, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	November 30, 2024	August 31, 2024
Assets
Cash Flow Hedges
Other current assets	$55,013	$51,152
Other non-current assets	26,407	28,363
Other Derivatives
Other current assets	34,707	39,733
Total assets	$116,127	$119,248
Liabilities
Cash Flow Hedges
Other accrued liabilities	$29,863	$29,247
Other non-current liabilities	25,371	35,346
Other Derivatives
Other accrued liabilities	8,851	25,974
Total liabilities	$64,085	$90,567
Total fair value	$52,042	$28,681
Total notional value	$14,707,184	$14,824,483
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

	November 30, 2024	August 31, 2024
Net derivative assets	$83,615	$91,127
Net derivative liabilities	31,573	62,446
Total fair value	$52,042	$28,681

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

9. Borrowings and Indebtedness
On October 4, 2024, Accenture Capital Inc. (“Accenture Capital”), a wholly owned finance subsidiary of Accenture plc, issued $5 billion aggregate principal amount of senior unsecured notes. Net proceeds from the offering are being used for general corporate purposes, including repayment of outstanding commercial paper borrowings. Interest on the senior unsecured notes is payable semi-annually in arrears. Accenture Capital may redeem the senior unsecured notes at any time in whole, or from time to time, in part at specified redemption prices. Accenture plc and Accenture Capital are not subject to any financial covenants under the senior unsecured notes.
The following is a summary of total outstanding debt as of November 30, 2024 and August 31, 2024, respectively:

	November 30, 2024	August 31, 2024
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,446	$931,507
Other (2)	14,875	14,722
Total current portion of long-term debt and bank borrowings	$114,321	$946,229

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$—
Senior notes – 4.05% due 2029	1,200,000	—
Senior notes – 4.25% due 2031	1,200,000	—
Senior notes – 4.50% due 2034	1,500,000	—
Total principal amount (3)	$5,000,000	$—
Less: unamortized debt discount and issuance costs	(37,998)	—
Total carrying amount	$4,962,002	$—
Other (2)	77,458	78,628
Total long-term debt	$5,039,460	$78,628
(1)The carrying amounts of the commercial paper as of November 30, 2024 and August 31, 2024 include the remaining principal outstanding of $100,000 and $935,000, respectively, net of total unamortized discounts of $554 and $3,493, respectively. The weighted-average effective interest rate for the commercial paper was 4.6% and 5.4% as of November 30, 2024 and August 31, 2024, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $4.9 billion as of November 30, 2024. The fair value was determined based on quoted prices as of the last trading day of the first quarter of fiscal 2025 and is classified as Level 1 within the fair value hierarchy.
As of November 30, 2024, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
Remainder of 2025	$100,000
2026	—
2027	—
2028	1,100,000
2029	—
Thereafter	3,900,000
Total	$5,100,000

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		18

As of November 30, 2024, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,917,931
Local guaranteed and non-guaranteed lines of credit (3)	281,345
Total	$7,699,276
(1)This facility, which matures on May 14, 2029, provides unsecured, revolving borrowing capacity for general corporate purposes, including the issuance of letters of credit and short-term commercial paper. Borrowings under this facility will accrue interest at the applicable risk-free rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of November 30, 2024 and August 31, 2024, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of November 30, 2024 and August 31, 2024, we had no borrowings under these various facilities.
We had an aggregate of $1,242,317 and $1,269,178 of letters of credit outstanding and $100,000 and $935,000 (excluding unamortized discounts) of commercial paper outstanding as of November 30, 2024 and August 31, 2024, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2024 and 2023 were 21.6% and 23.2%, respectively. The lower effective tax rate for the three months ended November 30, 2024 was primarily due to higher benefits from adjustments to prior year tax liabilities.

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
As of November 30, 2024 and August 31, 2024, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,181,000 and $2,370,000, respectively, of which all but approximately $59,000 and $61,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of November 30, 2024 and August 31, 2024, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,692,529 ($1,514,492 net of recourse provisions) and $1,758,783 ($1,609,046 net of recourse provisions) respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of November 30, 2024, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we appealed. On August 17, 2023, the appeals court vacated the class certification and remanded the case to the district court for consideration of, among other things, the class action waiver signed by Starwood customer plaintiffs. On November 29, 2023, the district court reinstated the classes previously certified by the court in May 2022. We are appealing the district court’s decision. We continue to believe the lawsuit is without merit and we will vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.
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

12. Segment Reporting
Our reportable segments are our three geographic markets, which are the Americas, EMEA and Asia Pacific.
Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended
	November 30, 2024	November 30, 2023
Geographic Markets
Americas (1)	$8,733,095	$8,026,972
EMEA	6,411,952	5,803,642
Asia Pacific (1)	2,544,498	2,393,689
Total Revenues	$17,689,545	$16,224,303
Industry Groups
Communications, Media & Technology	$2,857,885	$2,669,448
Financial Services	3,168,835	3,033,578
Health & Public Service	3,812,609	3,377,466
Products	5,425,317	4,859,987
Resources	2,424,899	2,283,824
Total Revenues	$17,689,545	$16,224,303
Type of Work
Consulting	$9,045,228	$8,456,506
Managed Services	8,644,317	7,767,797
Total Revenues	$17,689,545	$16,224,303

	Operating Income
	Three Months Ended
	November 30, 2024	November 30, 2023
Geographic Markets
Americas (1)	$1,377,234	$1,292,981
EMEA	1,035,977	823,601
Asia Pacific (1)	535,266	448,305
Total Operating Income	$2,948,477	$2,564,887
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2024, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2024.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2025” means the 12-month period that will end on August 31, 2025. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
•Risks and uncertainties related to the development and use of AI could harm our business, damage our reputation or give rise to legal or regulatory action.
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
Financial Risks
•Our profitability could materially suffer due to pricing pressure, if we are unable to remain competitive, if our cost-management strategies are unsuccessful or if we experience delivery inefficiencies or fail to satisfy certain agreed-upon targets or specific service levels.
•Changes in our level of taxes, as well as audits, investigations and tax proceedings, or changes in tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
•Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
•Our debt obligations could adversely affect our business and financial condition.
•Changes to accounting standards or in the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.
Operational Risks
•As a result of our geographically diverse operations and our strategy to continue to grow in our key markets around the world, we are more susceptible to certain risks.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Overview
Accenture is a leading global professional services company, providing a broad range of services and solutions across Strategy & Consulting, Technology, Operations, Industry X and Song. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. We combine our strength in technology and leadership in cloud, data and AI with unmatched industry experience, functional expertise and global delivery capability to help the world’s leading businesses, governments and other organizations build their digital core, optimize their operations, accelerate revenue growth and enhance citizen services—creating tangible value at speed and scale.
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
Key Metrics
Key metrics for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share for the first quarter of fiscal 2024 on a non-GAAP or “adjusted” basis to exclude the impact of $140 million in business optimization costs recorded during the quarter, as discussed further in our Results of Operations.
•Revenues of $17.7 billion, an increase of 9% in U.S. dollars and 8% in local currency;
•New bookings of $18.7 billion, an increase of 1% in both U.S. dollars and local currency;
•Operating margin of 16.7%, compared to operating margin of 15.8% and adjusted operating margin of 16.7% in the first quarter of fiscal 2024;
•Diluted earnings per share of $3.59, a 16% increase over diluted earnings per share of $3.10 and a 10% increase over adjusted earnings per share of $3.27 in the first quarter of fiscal 2024; and
•Cash returned to shareholders of $1.8 billion, including dividends of $926 million and share purchases of $898 million.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		November 30, 2024	November 30, 2023			November 30, 2024	November 30, 2023

Geographic Markets	Americas (1)	$8.7	$8.0	9%	11%	49%	49%
	EMEA	6.4	5.8	10	6	36	36
	Asia Pacific (1)	2.5	2.4	6	4	14	15
	Total Revenues	$17.7	$16.2	9%	8%	100%	100%

Industry Groups	Communications, Media & Technology	$2.9	$2.7	7%	7%	16%	16%
	Financial Services	3.2	3.0	4	4	18	19
	Health & Public Service	3.8	3.4	13	12	22	21
	Products	5.4	4.9	12	10	31	30
	Resources	2.4	2.3	6	6	14	14
	Total Revenues	$17.7	$16.2	9%	8%	100%	100%

Type of Work	Consulting	$9.0	$8.5	7%	6%	51%	52%
	Managed Services	8.6	7.8	11	11	49	48
	Total Revenues	$17.7	$16.2	9%	8%	100%	100%

Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Revenues for the first quarter of fiscal 2025 increased 9% in U.S. dollars and 8% in local currency compared to the first quarter of fiscal 2024. During the first quarter of fiscal 2025, revenue growth in local currency was very strong in the Americas, strong in EMEA and solid in Asia Pacific. We experienced local currency revenue growth that was very strong in Health & Public Service and Products, strong in Communications, Media & Technology and Resources and solid in Financial Services. Revenue growth in local currency was very strong in managed services and strong in consulting. The business environment is competitive, and we continue to experience lower pricing across the business. We define pricing as contract profitability or margin on the work that we sell.
In our consulting business, revenues for the first quarter of fiscal 2025 increased 7% in U.S. dollars and 6% in local currency compared to the first quarter of fiscal 2024. Consulting revenue growth in local currency for the first quarter of fiscal 2025 was driven by very strong growth in the Americas, solid growth in EMEA and modest growth in Asia Pacific. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, in particular technology, data, and AI led digital transformations. This includes moving to the cloud, embedding security and responsible AI across the enterprise and leveraging our change capabilities to help our clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and supply chain and operational resilience, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, particularly for smaller contracts with a shorter duration.
In our managed services business, revenues for the first quarter of fiscal 2025 increased 11% in both U.S. dollars and local currency compared to the first quarter of fiscal 2024. Managed services revenue growth in local currency for the first quarter of fiscal 2025 was driven by very strong growth in the Americas and EMEA, and solid growth in Asia Pacific. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 1% higher than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2025, we estimate that our full fiscal 2025 revenue growth in U.S. dollars will be approximately 0.5% lower than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	799,000	12%
consistent with the first quarter of fiscal 2024	compared to approximately 743,000 as of November 30, 2023	compared to 11% in the first quarter of fiscal 2024

Utilization for the first quarter of fiscal 2025 was 91%, consistent with the first quarter of fiscal 2024. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 799,000 as of November 30, 2024, compared to approximately 743,000 as of November 30, 2023. The year-over-year increase in our workforce reflects demand for our services and solutions, as well as people added in connection with acquisitions.
For the first quarter of fiscal 2025, annualized attrition, excluding involuntary terminations, was 12%, up from 11% in the first quarter of fiscal 2024. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.

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
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	November 30, 2024	November 30, 2023
Consulting	$9.2	$8.6	7%	6%
Managed Services	9.5	9.8	(4)	(4)
Total New Bookings	$18.7	$18.4	1%	1%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Results of Operations for the Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	November 30, 2024	November 30, 2023
Geographic Markets
Americas (1)	$8,733	$8,027	9%	11%
EMEA	6,412	5,804	10	6
Asia Pacific (1)	2,544	2,394	6	4
Total	$17,690	$16,224	9%	8%
Industry Groups
Communications, Media & Technology	$2,858	$2,669	7%	7%
Financial Services	3,169	3,034	4	4
Health & Public Service	3,813	3,377	13	12
Products	5,425	4,860	12	10
Resources	2,425	2,284	6	6
Total	$17,690	$16,224	9%	8%
Type of Work
Consulting	$9,045	$8,457	7%	6%
Managed Services	8,644	7,768	11	11
Total	$17,690	$16,224	9%	8%
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024:
•Americas revenues increased 11% in local currency, led by growth in Industrial, Software & Platforms, Banking & Capital Markets and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United States, as well as Argentina, which continued to grow in local currency due primarily to hyperinflation.
•EMEA revenues increased 6% in local currency, led by growth in Public Service, Life Sciences and Health, partially offset by a decline in Banking & Capital Markets. Revenue growth was driven by the United Kingdom and Italy, partially offset by a decline in France.
•Asia Pacific revenues increased 4% in local currency, led by growth in Utilities, Industrial and Health, partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by Japan, partially offset by declines in Singapore and Australia.
Operating Expenses
Operating expenses for the first quarter of fiscal 2025 increased $1,082 million, or 8%, compared to the first quarter of fiscal 2024, and decreased as a percentage of revenues to 83.3% from 84.2% during this period.
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2024		November 30, 2023		Increase (Decrease)
Operating Expenses	$14,741	83.3%	$13,659	84.2%	$1,082
Cost of services	11,867	67.1	10,776	66.4	1,090
Sales and marketing	1,811	10.2	1,710	10.5	101
General and administrative costs	1,063	6.0	1,033	6.4	30
Business optimization costs	—	—	140	0.9	(140)
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the first quarter of fiscal 2025 increased $1,090 million, or 10%, over the first quarter of fiscal 2024, and increased as a percentage of revenues to 67.1% compared to 66.4% during this period. Gross margin for the first quarter of fiscal 2025 decreased as a percentage of revenues to 32.9% from 33.6% during the first quarter of fiscal 2024. The decrease in gross margin was primarily due to higher subcontractor costs and the impact of our business optimization actions which reduced severance costs in gross margin during the first quarter of fiscal 2024.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2025 increased $101 million, or 6%, over the first quarter of fiscal 2024, and decreased as a percentage of revenues to 10.2% from 10.5% during this period primarily due to lower labor costs.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2025 increased $30 million, or 3%, over the first quarter of fiscal 2024, and decreased as a percentage of revenues to 6.0% from 6.4% during this period primarily due to lower labor costs, partially offset by an increase in non-payroll costs.
Business Optimization Costs
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We recorded a total of $1.5 billion related to these actions, primarily for employee severance, which have been completed as of August 31, 2024.
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis excluding the business optimization costs recorded in fiscal 2024 as we believe doing so facilitates understanding as to the impact of this item and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	November 30, 2024		November 30, 2023
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas (1)	$1,377	16%	$1,293	16%	$84
EMEA	1,036	16	824	14	212
Asia Pacific (1)	535	21	448	19	87
Total	$2,948	16.7%	$2,565	15.8%	$384
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Operating income for the first quarter of fiscal 2025 increased $384 million, or 15%, compared with the first quarter of fiscal 2024. Operating margin for the first quarter of fiscal 2025 was 16.7%, compared with 15.8% for the first quarter of fiscal 2024.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2025 was similar to that disclosed for revenue for each geographic market. Additionally, costs associated with our business optimization actions did not impact fiscal 2025 operating income as the actions were completed in fiscal 2024. The commentary below provides insight into other factors affecting geographic market performance and operating income for the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024:
•Americas operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
•EMEA operating income increased primarily due to revenue growth, partially offset by a decline in consulting contract profitability.
•Asia Pacific operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
Operating Income and Operating Margin Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the first quarter of fiscal 2024 by 90 basis points. Operating margin for the first quarter of fiscal 2025 remained flat compared to adjusted operating margin for the first quarter of fiscal 2024 of 16.7%.

	Three Months Ended
	November 30, 2024		November 30, 2023
(in millions of U.S. dollars)	Operating Income (GAAP)	Operating Margin (GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas (2)	$1,377	16%	$1,293	$50	$1,343	17%	$34
EMEA	1,036	16	824	71	894	15	142
Asia Pacific (2)	535	21	448	19	467	20	68
Total	$2,948	16.7%	$2,565	$140	$2,705	16.7%	$244
Amounts in tables may not total due to rounding.
(1)Costs recorded in connection with our business optimization initiatives, primarily for employee severance.
(2)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Interest Income
Interest income for the first quarter of fiscal 2025 was $76 million, a decrease of $26 million, or 25%, from the first quarter of fiscal 2024. The decrease was primarily due to lower interest rates and a lower average cash balance.
Income Tax Expense
The effective tax rates for the first quarter of fiscal 2025 and 2024 were 21.6% and 23.2%, respectively. The lower effective tax rate was primarily due to higher benefits from adjustments to prior year tax liabilities.
Income Tax Expense Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs of $140 million and related reduction in tax expense of $34 million had an immaterial impact on our adjusted effective tax rate for the first quarter of fiscal 2024.
Earnings Per Share
Diluted earnings per share were $3.59 for the first quarter of fiscal 2025, compared with $3.10 for the first quarter of fiscal 2024. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Earnings Per Share Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs of $106 million, net of related taxes, decreased diluted earnings per share by $0.17 for the first quarter of fiscal 2024. Adjusted diluted earnings per share were $3.27 for the first quarter of fiscal 2024.

Three Months Ended
November 30, 2023 As Reported	$3.10
Business optimization costs	0.22
Tax effect of business optimization costs (1)	(0.05)
November 30, 2023 As Adjusted	$3.27

November 30, 2024 As Reported	$3.59
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
The increase in diluted earnings per share for the first quarter of fiscal 2025 compared to adjusted diluted earnings per share for the first quarter of fiscal 2024 was due to the following factors:

Three Months Ended
November 30, 2023 As Adjusted	$3.27
Higher revenue and operating results	0.29
Lower effective tax rate	0.07
Lower share count	0.01
Lower non-operating income	(0.05)
November 30, 2024 As Reported	$3.59
Liquidity and Capital Resources
As of November 30, 2024, Cash and cash equivalents was $8.3 billion, compared with $5.0 billion as of August 31, 2024.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2024	November 30, 2023	Change
Net cash provided by (used in):
Operating activities	$1,022	$499	$524
Investing activities	(386)	(855)	470
Financing activities	2,752	(1,552)	4,304
Effect of exchange rate changes on cash and cash equivalents	(87)	5	(92)
Net increase (decrease) in cash and cash equivalents	$3,302	$(1,904)	$5,206
Amounts in table may not total due to rounding.
Operating activities: The $524 million increase in operating cash flows was primarily due to higher net income and changes in operating assets and liabilities.
Investing activities: The $470 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $4,304 million increase in financing cash flows was primarily due to net proceeds from borrowings. For additional information, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of November 30, 2024, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
For additional information regarding our outstanding borrowings, credit facilities and other debt, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Our share purchase activity during the three months ended November 30, 2024 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	2,174,686	$771	—	$—
Other share purchase programs	—	—	2,375	1
Other purchases (2)	353,046	126	—	—
Total	2,527,732	$897	2,375	$1
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the three months ended November 30, 2024, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2025. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended November 30, 2024, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity investment risk as of August 31, 2024, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2024.
For additional information regarding our outstanding borrowings, credit facilities and other debt, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	32
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 (the “Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the first quarter of fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2024 — September 30, 2024	723,155	$343.18	687,457	$6,458
October 1, 2024 — October 31, 2024	981,930	363.53	780,817	6,175
November 1, 2024 — November 30, 2024	822,647	355.28	706,412	5,922
Total (4)	2,527,732	$355.02	2,174,686
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2025, we purchased 2,174,686 Accenture plc Class A ordinary shares under this program for an aggregate price of $771 million. The open-market purchase program does not have an expiration date.
(3)As of November 30, 2024, our aggregate available authorization for share purchases and redemptions was $5,922 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2024, the Board of Directors of Accenture plc has authorized an aggregate of $54.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the first quarter of fiscal 2025, Accenture purchased 353,046 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	33
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the first quarter of fiscal 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement (2)
Melissa Burgum	Chief accounting officer	Adopted on October 21, 2024	January 19, 2025 - October 24, 2025	3,400
John Walsh	Chief operating officer	Adopted on October 24, 2024	January 22, 2025 - October 24, 2025	15,000
(1)    Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
(2)    The actual number of shares sold will depend on the vesting of certain performance-based equity awards and the number of shares withheld by Accenture to satisfy its income tax withholding obligations, and may vary from the approximate number provided.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1	Accenture LLP Leadership Separation Benefits Plan (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2024 (Unaudited) and August 31, 2024, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2024 and November 30, 2023, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2024 and November 30, 2023, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2024 and November 30, 2023, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2024 and November 30, 2023 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	34
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 19, 2024

ACCENTURE PLC

By:	/s/ Angie Park
Name:	Angie Park
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)