Form 10-Q
period 2025-02-28
Accenture plc
filed 2025-03-20
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 10, 2025 was 678,372,953 (which number includes 52,347,128 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 10, 2025 was 303,318.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
February 28, 2025 and August 31, 2024

	February 28, 2025	August 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,490,438	$5,004,469
Short-term investments	5,062	5,396
Receivables and contract assets	14,281,294	13,664,847
Other current assets	2,530,858	2,183,069
Total current assets	25,307,652	20,857,781
NON-CURRENT ASSETS:
Contract assets	141,561	120,260
Investments	441,720	334,664
Property and equipment, net	1,510,841	1,521,119
Lease assets	2,595,342	2,757,396
Goodwill	20,948,597	21,120,179
Deferred contract costs	929,143	862,140
Deferred tax assets	3,962,252	4,147,496
Intangibles	2,615,648	2,904,031
Other non-current assets	1,417,000	1,307,297
Total non-current assets	34,562,104	35,074,582
TOTAL ASSETS	$59,869,756	$55,932,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$115,179	$946,229
Accounts payable	2,614,866	2,743,807
Deferred revenues	5,460,618	5,174,923
Accrued payroll and related benefits	6,071,242	7,050,833
Income taxes payable	622,374	719,084
Lease liabilities	691,158	726,202
Other accrued liabilities	1,554,918	1,615,049
Total current liabilities	17,130,355	18,976,127
NON-CURRENT LIABILITIES:
Long-term debt	5,042,111	78,628
Deferred revenues	638,448	641,091
Retirement obligation	1,862,043	1,815,867
Deferred tax liabilities	451,648	428,845
Income taxes payable	1,274,620	1,514,869
Lease liabilities	2,211,882	2,369,490
Other non-current liabilities	1,076,701	939,198
Total non-current liabilities	12,557,453	7,787,988
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2025 and August 31, 2024	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 678,351,420 and 672,484,852 shares issued as of February 28, 2025 and August 31, 2024, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 303,318 and 307,754 shares issued and outstanding as of February 28, 2025 and August 31, 2024, respectively	—	—
Restricted share units	1,983,239	2,614,608
Additional paid-in capital	16,685,363	14,710,857
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2025 and August 31, 2024; Class A ordinary, 51,906,694 and 47,204,565 shares as of February 28, 2025 and August 31, 2024, respectively	(12,324,187)	(10,564,572)
Retained earnings	25,209,996	23,082,423
Accumulated other comprehensive loss	(2,308,430)	(1,554,742)
Total Accenture plc shareholders’ equity	29,246,053	28,288,646
Noncontrolling interests	935,895	879,602
Total shareholders’ equity	30,181,948	29,168,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,869,756	$55,932,363
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Six Months Ended February 28, 2025 and February 29, 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
REVENUES:
Revenues	$16,659,301	$15,799,514	$34,348,846	$32,023,817
OPERATING EXPENSES:
Cost of services	11,684,313	10,921,045	23,551,029	21,697,407
Sales and marketing	1,676,781	1,631,185	3,487,890	3,341,076
General and administrative costs	1,053,493	1,085,448	2,116,736	2,118,947
Business optimization costs	—	115,409	—	255,073
Total operating expenses	14,414,587	13,753,087	29,155,655	27,412,503
OPERATING INCOME	2,244,714	2,046,427	5,193,191	4,611,314
Interest income	76,113	65,269	152,140	167,249
Interest expense	(64,669)	(10,305)	(94,711)	(24,800)
Other income (expense), net	32,616	(5,652)	(6,601)	(41,371)
INCOME BEFORE INCOME TAXES	2,288,774	2,095,739	5,244,019	4,712,392
Income tax expense	466,333	386,537	1,105,388	993,209
NET INCOME	1,822,441	1,709,202	4,138,631	3,719,183
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,685)	(1,675)	(3,855)	(3,691)
Net income attributable to noncontrolling interests – other	(32,681)	(32,668)	(67,807)	(67,189)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,788,075	$1,674,859	$4,066,969	$3,648,303
Weighted average Class A ordinary shares:
Basic	626,824,946	629,016,555	626,247,762	628,488,831
Diluted	634,211,978	636,797,814	634,543,212	637,069,356
Earnings per Class A ordinary share:
Basic	$2.85	$2.66	$6.49	$5.80
Diluted	$2.82	$2.63	$6.42	$5.73
Cash dividends per share	$1.48	$1.29	$2.96	$2.58
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended February 28, 2025 and February 29, 2024
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
NET INCOME	$1,822,441	$1,709,202	$4,138,631	$3,719,183
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(166,903)	(91,773)	(641,886)	(23,581)
Defined benefit plans	3,419	5,238	(12,339)	41,630
Cash flow hedges	(95,552)	56,610	(99,463)	67,912
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(259,036)	(29,925)	(753,688)	85,961
Other comprehensive income (loss) attributable to noncontrolling interests	(2,703)	(2,257)	(12,796)	(372)
COMPREHENSIVE INCOME	$1,560,702	$1,677,020	$3,372,147	$3,804,772

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,529,039	$1,644,934	$3,313,281	$3,734,264
Comprehensive income attributable to noncontrolling interests	31,663	32,086	58,866	70,508
COMPREHENSIVE INCOME	$1,560,702	$1,677,020	$3,372,147	$3,804,772
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended February 28, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2024	$57	40	$15	674,279	$—	308	$2,777,423	$15,364,338	$(11,304,512)	(49,289)	$24,402,568	$(2,049,394)	$29,190,495	$911,928	$30,102,423
Net income											1,788,075		1,788,075	34,366	1,822,441
Other comprehensive income (loss)												(259,036)	(259,036)	(2,703)	(261,739)
Purchases of Class A shares								1,181	(1,444,442)	(4,000)			(1,443,261)	(1,181)	(1,444,442)
Share-based compensation expense							686,114						686,114		686,114
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(3,376)					(3,376)		(3,376)
Issuances of Class A shares for employee share programs				4,072			(1,517,697)	1,317,409	424,767	1,342	(15,134)		209,345	942	210,287
Dividends							37,399				(965,513)		(928,114)	(878)	(928,992)
Other, net								5,811					5,811	(6,579)	(768)
Balance as of February 28, 2025	$57	40	$15	678,351	$—	303	$1,983,239	$16,685,363	$(12,324,187)	(51,947)	$25,209,996	$(2,308,430)	$29,246,053	$935,895	$30,181,948
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended February 29, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2023	$57	40	$15	666,512	$—	318	$2,553,022	$13,353,477	$(8,032,018)	(39,560)	$20,429,413	$(1,627,215)	$26,676,751	$808,686	$27,485,437
Net income											1,674,859		1,674,859	34,343	1,709,202
Other comprehensive income (loss)												(29,925)	(29,925)	(2,257)	(32,182)
Purchases of Class A shares								1,153	(1,318,412)	(3,742)			(1,317,259)	(1,153)	(1,318,412)
Share-based compensation expense							641,871						641,871		641,871
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(3)		(3,434)					(3,434)		(3,434)
Issuances of Class A shares for employee share programs				3,893			(1,369,402)	1,197,930	559,618	1,685	(103,022)		285,124	249	285,373
Dividends							37,847				(849,613)		(811,766)	(812)	(812,578)
Other, net								6,632					6,632	(5,485)	1,147
Balance as of February 29, 2024	$57	40	$15	670,405	$—	315	$1,863,338	$14,555,758	$(8,790,812)	(41,617)	$21,151,637	$(1,657,140)	$27,122,853	$833,571	$27,956,424
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
Net income											4,066,969		4,066,969	71,662	4,138,631
Other comprehensive income (loss)												(753,688)	(753,688)	(12,796)	(766,484)
Purchases of Class A shares								1,923	(2,341,837)	(6,528)			(2,339,914)	(1,923)	(2,341,837)
Share-based compensation expense							1,099,811	56,728					1,156,539		1,156,539
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(4,245)					(4,245)		(4,245)
Issuances of Class A shares for employee share programs				5,866			(1,802,162)	1,922,662	582,222	1,826	(15,625)		687,097	557	687,654
Dividends							70,982				(1,923,771)		(1,852,789)	(1,761)	(1,854,550)
Other, net								(2,562)					(2,562)	554	(2,008)
Balance as of February 28, 2025	$57	40	$15	678,351	$—	303	$1,983,239	$16,685,363	$(12,324,187)	(51,947)	$25,209,996	$(2,308,430)	$29,246,053	$935,895	$30,181,948
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 29, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											3,648,303		3,648,303	70,880	3,719,183
Other comprehensive income (loss)												85,961	85,961	(372)	85,589
Purchases of Class A shares								2,203	(2,506,701)	(7,552)			(2,504,498)	(2,203)	(2,506,701)
Share-based compensation expense							1,007,582	57,289					1,064,871		1,064,871
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(10)		(6,273)					(6,273)		(6,273)
Issuances of Class A shares for employee share programs				5,789			(1,614,744)	1,723,265	778,401	2,326	(124,773)		762,149	658	762,807
Dividends							67,126				(1,688,117)		(1,620,991)	(1,643)	(1,622,634)
Other, net								492					492	497	989
Balance as of February 29, 2024	$57	40	$15	670,405	$—	315	$1,863,338	$14,555,758	$(8,790,812)	(41,617)	$21,151,637	$(1,657,140)	$27,122,853	$833,571	$27,956,424
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Six Months Ended February 28, 2025 and February 29, 2024
(Unaudited)

	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,138,631	$3,719,183
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,114,210	1,050,328
Share-based compensation expense	1,156,539	1,064,871
Deferred tax expense (benefit)	193,355	(34,140)
Other, net	(72,523)	(167,097)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(922,099)	(647,335)
Other current and non-current assets	(887,421)	(627,563)
Accounts payable	(80,374)	(313,941)
Deferred revenues, current and non-current	445,795	432,849
Accrued payroll and related benefits	(784,696)	(1,540,799)
Income taxes payable, current and non-current	(294,315)	(309,203)
Other current and non-current liabilities	(131,216)	(27,559)
Net cash provided by (used in) operating activities	3,875,886	2,599,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(323,017)	(178,756)
Purchases of businesses and investments, net of cash acquired	(492,355)	(2,909,480)
Proceeds from the sale of businesses and investments	15,433	20,905
Other investing, net	7,131	3,653
Net cash provided by (used in) investing activities	(792,808)	(3,063,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	687,654	762,807
Purchases of shares	(2,346,082)	(2,512,974)
Proceeds from debt	5,061,085	—
Repayments of debt	(931,885)	—
Cash dividends paid	(1,854,550)	(1,622,634)
Other financing, net	(69,502)	(44,853)
Net cash provided by (used in) financing activities	546,720	(3,417,654)
Effect of exchange rate changes on cash and cash equivalents	(143,829)	(42,187)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,485,969	(3,923,925)
CASH AND CASH EQUIVALENTS, beginning of period	5,004,469	9,045,032
CASH AND CASH EQUIVALENTS, end of period	$8,490,438	$5,121,107
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$1,308,343	$1,487,004
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2025.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of February 28, 2025 and August 31, 2024, the total allowance for credit losses recorded for client receivables and contract assets was $26,704 and $27,561, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	February 28, 2025	August 31, 2024
Equity method investments	$127,183	$128,634
Investments without readily determinable fair values	314,537	206,030
Total non-current investments	$441,720	$334,664
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

Depreciation and Amortization
As of February 28, 2025 and August 31, 2024, total accumulated depreciation was $2,780,723 and $2,713,855, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and six months ended February 28, 2025 and February 29, 2024, respectively.

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Depreciation	$133,809	$134,997	$266,908	$268,242
Amortization—Deferred transition	79,131	92,865	164,455	191,356
Amortization—Intangible assets	152,162	119,625	312,376	231,256
Operating lease cost	173,866	173,215	360,395	348,229
Other	5,902	8,226	10,076	11,245
Total depreciation, amortization and other	$544,870	$528,928	$1,114,210	$1,050,328
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

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $31 billion and $30 billion as of February 28, 2025 and August 31, 2024, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 50% of our remaining performance obligations as of February 28, 2025 as revenue in fiscal 2025, an additional 26% in fiscal 2026, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 28, 2025 and February 29, 2024, respectively.
Contract Balances
Deferred transition revenues were $638,448 and $641,091 as of February 28, 2025 and August 31, 2024, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $929,143 and $862,140 as of February 28, 2025 and August 31, 2024, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	February 28, 2025	August 31, 2024
Receivables	$12,437,308	$11,873,442
Contract assets (current)	1,843,986	1,791,405
Receivables and contract assets, net of allowance (current)	14,281,294	13,664,847
Contract assets (non-current)	141,561	120,260
Deferred revenues (current)	5,460,618	5,174,923
Deferred revenues (non-current)	638,448	641,091
Changes in the contract asset and liability balances during the six months ended February 28, 2025 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 28, 2025 that were included in Deferred revenues as of November 30, 2024 and August 31, 2024 were $2.6 billion and $3.7 billion, respectively. Revenues recognized during the three and six months ended February 29, 2024 that were included in Deferred revenues as of November 30, 2023 and August 31, 2023 were $2.5 billion and $3.6 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Basic earnings per share
Net income attributable to Accenture plc	$1,788,075	$1,674,859	$4,066,969	$3,648,303
Basic weighted average Class A ordinary shares	626,824,946	629,016,555	626,247,762	628,488,831
Basic earnings per share	$2.85	$2.66	$6.49	$5.80
Diluted earnings per share
Net income attributable to Accenture plc	$1,788,075	$1,674,859	$4,066,969	$3,648,303
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,685	1,675	3,855	3,691
Net income for diluted earnings per share calculation	$1,789,760	$1,676,534	$4,070,824	$3,651,994
Basic weighted average Class A ordinary shares	626,824,946	629,016,555	626,247,762	628,488,831
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	590,760	629,053	593,312	635,356
Diluted effect of employee compensation related to Class A ordinary shares	6,619,249	6,804,596	7,406,861	7,665,966
Diluted effect of share purchase plans related to Class A ordinary shares	177,023	347,610	295,277	279,203
Diluted weighted average Class A ordinary shares (2)	634,211,978	636,797,814	634,543,212	637,069,356
Diluted earnings per share	$2.82	$2.63	$6.42	$5.73
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foreign currency translation
Beginning balance	$(1,770,726)	$(1,442,440)	$(1,295,743)	$(1,510,632)
Foreign currency translation	(174,026)	(93,076)	(660,113)	(25,287)
Income tax benefit (expense)	4,506	(1,014)	5,536	1,226
Portion attributable to noncontrolling interests	2,617	2,317	12,691	480
Foreign currency translation, net of tax	(166,903)	(91,773)	(641,886)	(23,581)
Ending balance	(1,937,629)	(1,534,213)	(1,937,629)	(1,534,213)

Defined benefit plans
Beginning balance	(269,930)	(190,111)	(254,172)	(226,503)
Reclassifications into net periodic pension and post-retirement expense	4,255	6,514	(13,425)	50,808
Income tax benefit (expense)	(833)	(1,272)	1,074	(9,137)
Portion attributable to noncontrolling interests	(3)	(4)	12	(41)
Defined benefit plans, net of tax	3,419	5,238	(12,339)	41,630
Ending balance	(266,511)	(184,873)	(266,511)	(184,873)

Cash flow hedges
Beginning balance	(8,738)	5,336	(4,827)	(5,966)
Unrealized gain (loss)	(113,620)	73,761	(99,022)	97,375
Reclassification adjustments into Cost of services	1,830	(4,846)	(5,647)	(15,446)
Income tax benefit (expense)	16,149	(12,249)	5,113	(13,950)
Portion attributable to noncontrolling interests	89	(56)	93	(67)
Cash flow hedges, net of tax	(95,552)	56,610	(99,463)	67,912
Ending balance (1)	(104,290)	61,946	(104,290)	61,946

Accumulated other comprehensive loss	$(2,308,430)	$(1,657,140)	$(2,308,430)	$(1,657,140)
(1)As of February 28, 2025, $37,989 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the six months ended February 28, 2025, we completed individually immaterial acquisitions for total consideration of $421,133, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	August 31, 2024	Additions/ Adjustments	Foreign Currency Translation	February 28, 2025
Americas (1)	$11,960,650	$99,352	$(45,723)	$12,014,279
EMEA	7,341,686	271,892	(405,797)	7,207,781
Asia Pacific (1)	1,817,843	(6,239)	(85,067)	1,726,537
Total	$21,120,179	$365,005	$(536,587)	$20,948,597
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2024			February 28, 2025
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$3,924,339	$(1,336,679)	$2,587,660	$3,764,310	$(1,408,538)	$2,355,772
Technology	335,845	(183,182)	152,663	334,512	(210,947)	123,565
Patents	120,457	(72,518)	47,939	117,222	(72,550)	44,672
Other	150,098	(34,329)	115,769	132,111	(40,472)	91,639
Total	$4,530,739	$(1,626,708)	$2,904,031	$4,348,155	$(1,732,507)	$2,615,648
Total amortization related to our intangible assets was $152,162 and $312,376 for the three and six months ended February 28, 2025, respectively. Total amortization related to our intangible assets was $119,625 and $231,256 for the three and six months ended February 29, 2024, respectively. Estimated future amortization related to intangible assets held as of February 28, 2025 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2025	$293,918
2026	539,240
2027	474,343
2028	439,497
2029	350,938
Thereafter	517,712
Total	$2,615,648

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the six months ended February 28, 2025 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2024	$1.48	October 10, 2024	$924,675	October 9, 2024	$883	$925,558
February 14, 2025	1.48	January 16, 2025	928,114	January 15, 2025	878	928,992
Total Dividends			$1,852,789		$1,761	$1,854,550
The payment of cash dividends includes the net effect of $70,982 of additional restricted stock units being issued as a part of our share plans, which resulted in 186,690 restricted share units being issued.
Subsequent Event
On March 19, 2025, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.48 per share on our Class A ordinary shares for shareholders of record at the close of business on April 10, 2025 payable on May 15, 2025.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2025 and February 29, 2024, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $12,442 and $16,698 for the three and six months ended February 28, 2025, respectively, and net losses of $26,056 and $46,336 for the three and six months ended February 29, 2024, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	February 28, 2025	August 31, 2024
Assets
Cash Flow Hedges
Other current assets	$33,066	$51,152
Other non-current assets	15,208	28,363
Other Derivatives
Other current assets	16,573	39,733
Total assets	$64,847	$119,248
Liabilities
Cash Flow Hedges
Other accrued liabilities	$71,055	$29,247
Other non-current liabilities	62,522	35,346
Other Derivatives
Other accrued liabilities	32,627	25,974
Total liabilities	$166,204	$90,567
Total fair value	$(101,357)	$28,681
Total notional value	$14,313,926	$14,824,483
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

	February 28, 2025	August 31, 2024
Net derivative assets	$35,734	$91,127
Net derivative liabilities	137,091	62,446
Total fair value	$(101,357)	$28,681

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

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
The following is a summary of total outstanding debt as of February 28, 2025 and August 31, 2024, respectively:

	February 28, 2025	August 31, 2024
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,951	$931,507
Other (2)	15,228	14,722
Total current portion of long-term debt and bank borrowings	$115,179	$946,229

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$—
Senior notes – 4.05% due 2029	1,200,000	—
Senior notes – 4.25% due 2031	1,200,000	—
Senior notes – 4.50% due 2034	1,500,000	—
Total principal amount (3)	$5,000,000	$—
Less: unamortized debt discount and issuance costs	(36,297)	—
Total carrying amount	$4,963,703	$—
Other (2)	78,408	78,628
Total long-term debt	$5,042,111	$78,628
(1)The carrying amounts of the commercial paper as of February 28, 2025 and August 31, 2024 include the remaining principal outstanding of $100,000 and $935,000, respectively, net of total unamortized discounts of $49 and $3,493, respectively. The weighted-average effective interest rate for the commercial paper was 4.5% and 5.4% as of February 28, 2025 and August 31, 2024, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $4.9 billion as of February 28, 2025. The fair value was determined based on quoted prices as of the last trading day of the second quarter of fiscal 2025 and is classified as Level 1 within the fair value hierarchy.
As of February 28, 2025, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
Remainder of 2025	$100,000
2026	—
2027	—
2028	1,100,000
2029	—
Thereafter	3,900,000
Total	$5,100,000

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		20

As of February 28, 2025, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,901,169
Local guaranteed and non-guaranteed lines of credit (3)	279,268
Total	$7,680,437
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
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of February 28, 2025 and August 31, 2024, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of February 28, 2025 and August 31, 2024, we had no borrowings under these various facilities.
We had an aggregate of $1,244,873 and $1,269,178 of letters of credit outstanding and $100,000 and $935,000 (excluding unamortized discounts) of commercial paper outstanding as of February 28, 2025 and August 31, 2024, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended February 28, 2025 and February 29, 2024 were 20.4% and 18.4%, respectively. The higher effective tax rate for the three months ended February 28, 2025 was primarily due to lower tax benefits from share-based payments. Our effective tax rate for both the six months ended February 28, 2025 and February 29, 2024 was 21.1%.

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
As of February 28, 2025 and August 31, 2024, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $1,995,000 and $2,370,000, respectively, of which all but approximately $64,000 and $61,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of February 28, 2025 and August 31, 2024, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,867,566 ($1,683,583 net of recourse provisions) and $1,758,783 ($1,609,046 net of recourse provisions), respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of February 28, 2025, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

12. Segment Reporting
Our reportable segments are our three geographic markets, which are the Americas, EMEA and Asia Pacific.
Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Geographic Markets
Americas (1)	$8,553,098	$7,815,543	$17,286,193	$15,842,515
EMEA	5,803,875	5,598,850	12,215,827	11,402,492
Asia Pacific (1)	2,302,328	2,385,121	4,846,826	4,778,810
Total Revenues	$16,659,301	$15,799,514	$34,348,846	$32,023,817
Industry Groups
Communications, Media & Technology	$2,729,655	$2,654,137	$5,587,540	$5,323,585
Financial Services	3,010,430	2,808,930	6,179,265	5,842,508
Health & Public Service	3,608,912	3,334,039	7,421,521	6,711,505
Products	5,051,839	4,761,838	10,477,156	9,621,825
Resources	2,258,465	2,240,570	4,683,364	4,524,394
Total Revenues	$16,659,301	$15,799,514	$34,348,846	$32,023,817
Type of Work
Consulting	$8,282,260	$8,021,034	$17,327,488	$16,477,540
Managed Services	8,377,041	7,778,480	17,021,358	15,546,277
Total Revenues	$16,659,301	$15,799,514	$34,348,846	$32,023,817

	Operating Income
	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Geographic Markets
Americas (1)	$1,240,443	$1,083,257	$2,617,677	$2,376,238
EMEA	639,235	529,012	1,675,212	1,352,613
Asia Pacific (1)	365,036	434,158	900,302	882,463
Total Operating Income	$2,244,714	$2,046,427	$5,193,191	$4,611,314
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2024, and with the information under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, as updated in this Quarterly Report on Form 10-Q.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, as updated in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. We are seeing an elevated level of what was already significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business. These conditions have slowed the pace and level of client spending, particularly for smaller contracts with a shorter duration and for our consulting services. Clients continue to prioritize large-scale transformations, which convert to revenue over a longer period.
For a discussion of risks related to these and other recent developments, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, as updated in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Key Metrics
Key metrics for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share for the second quarter of fiscal 2024 on a non-GAAP or “adjusted” basis to exclude the impact of $115 million in business optimization costs recorded during the quarter, as discussed further in our Results of Operations.
•Revenues of $16.7 billion, an increase of 5% in U.S. dollars and 8.5% in local currency;
•New bookings of $20.9 billion, a decrease of 3% in U.S. dollars and flat in local currency;
•Operating margin of 13.5%, compared to operating margin of 13.0% and adjusted operating margin of 13.7% in the second quarter of fiscal 2024;
•Diluted earnings per share of $2.82, a 7% increase over diluted earnings per share of $2.63 and a 2% increase over adjusted earnings per share of $2.77 in the second quarter of fiscal 2024; and
•Cash returned to shareholders of $2.4 billion, including dividends of $929 million and share purchases of $1.4 billion.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		February 28, 2025	February 29, 2024			February 28, 2025	February 29, 2024

Geographic Markets	Americas (1)	$8.6	$7.8	9%	11%	51%	49%
	EMEA	5.8	5.6	4	8	35	35
	Asia Pacific (1)	2.3	2.4	(3)	1	14	15
	Total Revenues	$16.7	$15.8	5%	8.5%	100%	100%

Industry Groups	Communications, Media & Technology	$2.7	$2.7	3%	6%	16%	17%
	Financial Services	3.0	2.8	7	11	18	18
	Health & Public Service	3.6	3.3	8	10	22	21
	Products	5.1	4.8	6	9	30	30
	Resources	2.3	2.2	1	5	14	14
	Total Revenues	$16.7	$15.8	5%	8.5%	100%	100%

Type of Work	Consulting	$8.3	$8.0	3%	6%	50%	51%
	Managed Services	8.4	7.8	8	11	50	49
	Total Revenues	$16.7	$15.8	5%	8.5%	100%	100%

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
Revenues for the second quarter of fiscal 2025 increased 5% in U.S. dollars and 8.5% in local currency compared to the second quarter of fiscal 2024. During the second quarter of fiscal 2025, revenue growth in local currency was very strong in the Americas and EMEA, while Asia Pacific experienced slight growth. We experienced local currency revenue growth that was very strong in Financial Services, Health & Public Service and Products, strong in Communications, Media & Technology and solid in Resources. Revenue growth in local currency was very strong in managed services and strong in consulting. While the business environment remained competitive, pricing was relatively stable. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2025 increased 3% in U.S. dollars and 6% in local currency compared to the second quarter of fiscal 2024. Consulting revenue growth in local currency for the second quarter of fiscal 2025 was driven by very strong growth in the Americas and strong growth in EMEA, partially offset by a modest decline in Asia Pacific. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, in particular technology, data, and AI led digital transformations. This includes moving to the cloud, embedding security and responsible AI across the enterprise and leveraging our change capabilities to help our clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and supply chain and operational resilience, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, particularly for smaller contracts with a shorter duration.
In our managed services business, revenues for the second quarter of fiscal 2025 increased 8% in U.S. dollars and 11% in local currency compared to the second quarter of fiscal 2024. Managed services revenue growth in local currency for the second quarter of fiscal 2025 was driven by very strong growth in the Americas and EMEA and strong growth in Asia Pacific. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar strengthened against various currencies during the three and six months ended February 28, 2025 compared to the three and six months ended February 29, 2024, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 3% and 1% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2025, we estimate that our full fiscal 2025 revenue growth in U.S. dollars will be approximately 0.5% lower than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
91%	801,000+	13%
compared to 92% in the second quarter of fiscal 2024	compared to approximately 742,000 as of February 29, 2024	consistent with the second quarter of fiscal 2024

Utilization for the second quarter of fiscal 2025 was 91%, compared to 92% in the second quarter of fiscal 2024. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 801,000 as of February 28, 2025, compared to approximately 742,000 as of February 29, 2024. The year-over-year increase in our workforce reflects hiring for the skills needed to support demand for our services and solutions, as well as people added in connection with acquisitions.
For the second quarter of fiscal 2025, annualized attrition, excluding involuntary terminations, was 13%, consistent with the second quarter of fiscal 2024. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.

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
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	February 28, 2025	February 29, 2024			February 28, 2025	February 29, 2024
Consulting	$10.5	$10.5	(1)%	2%	$19.7	$19.1	3%	4%
Managed Services	10.4	11.1	(6)	(2)	19.9	20.9	(5)	(3)
Total New Bookings	$20.9	$21.6	(3)%	—%	$39.6	$40.0	(1)%	—%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Results of Operations for the Three and Six Months Ended February 28, 2025 Compared to the Three and Six Months Ended February 29, 2024
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	February 28, 2025	February 29, 2024			February 28, 2025	February 29, 2024
Geographic Markets
Americas (1)	$8,553	$7,816	9%	11%	$17,286	$15,843	9%	11%
EMEA	5,804	5,599	4	8	12,216	11,402	7	7
Asia Pacific (1)	2,302	2,385	(3)	1	4,847	4,779	1	2
Total	$16,659	$15,800	5%	8.5%	$34,349	$32,024	7%	8.3%
Industry Groups
Communications, Media & Technology	$2,730	$2,654	3%	6%	$5,588	$5,324	5%	6%
Financial Services	3,010	2,809	7	11	6,179	5,843	6	7
Health & Public Service	3,609	3,334	8	10	7,422	6,712	11	11
Products	5,052	4,762	6	9	10,477	9,622	9	9
Resources	2,258	2,241	1	5	4,683	4,524	4	5
Total	$16,659	$15,800	5%	8.5%	$34,349	$32,024	7%	8.3%
Type of Work
Consulting	$8,282	$8,021	3%	6%	$17,327	$16,478	5%	6%
Managed Services	8,377	7,778	8	11	17,021	15,546	9	11
Total	$16,659	$15,800	5%	8.5%	$34,349	$32,024	7%	8.3%
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the three and six months ended February 28, 2025 compared to the three and six months ended February 29, 2024:
Americas
•Three Months. Revenues increased 11% in local currency, led by growth in Banking & Capital Markets, Industrial, Health and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United States.
•Six Months. Revenues increased 11% in local currency, led by growth in Industrial, Banking & Capital Markets, Software & Platforms and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United States, as well as Argentina, which continued to grow in local currency due primarily to hyperinflation.
EMEA
•Three Months. Revenues increased 8% in local currency, led by growth in Public Service, Life Sciences and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United Kingdom.
•Six Months. Revenues increased 7% in local currency, led by growth in Public Service, Life Sciences, Consumer Goods, Retail & Travel Services and Health. Revenue growth was driven by the United Kingdom and Italy, partially offset by a decline in France.
Asia Pacific
•Three Months. Revenues increased 1% in local currency, led by growth in Insurance and Utilities, partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by Japan, partially offset by a decline in Singapore.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
•Six Months. Revenues increased 2% in local currency, led by growth in Utilities, Insurance and Industrial, partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by Japan, partially offset by a decline in Singapore.
Operating Expenses
Operating expenses for the second quarter of fiscal 2025 increased $662 million, or 5%, compared to the second quarter of fiscal 2024, and decreased as a percentage of revenues to 86.5% from 87.0% during this period. Operating expenses for the six months ended February 28, 2025 increased $1,743 million, or 6%, compared to the six months ended February 29, 2024, and decreased as a percentage of revenues to 84.9% from 85.6% during this period.
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
Operating expenses by category are as follows:

	Three Months Ended					Six Months Ended
(in millions of U.S. dollars)	February 28, 2025		February 29, 2024		Increase (Decrease)	February 28, 2025		February 29, 2024		Increase (Decrease)
Operating Expenses	$14,415	86.5%	$13,753	87.0%	$662	$29,156	84.9%	$27,413	85.6%	$1,743
Cost of services	11,684	70.1	10,921	69.1	763	23,551	68.6	21,697	67.8	1,854
Sales and marketing	1,677	10.1	1,631	10.3	46	3,488	10.2	3,341	10.4	147
General and administrative costs	1,053	6.3	1,085	6.9	(32)	2,117	6.2	2,119	6.6	(2)
Business optimization costs	—	—	115	0.7	(115)	—	—	255	0.8	(255)
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the second quarter of fiscal 2025 increased $763 million, or 7%, over the second quarter of fiscal 2024, and increased as a percentage of revenues to 70.1% compared to 69.1% during this period. Gross margin for the second quarter of fiscal 2025 decreased as a percentage of revenues to 29.9% from 30.9% during the second quarter of fiscal 2024. The decrease in gross margin was primarily due to higher subcontractor costs and the impact of our business optimization actions which reduced severance costs in gross margin during the second quarter of fiscal 2024.
Cost of services for the six months ended February 28, 2025 increased $1,854 million, or 9%, over the six months ended February 29, 2024, and increased as a percentage of revenues to 68.6% compared to 67.8% during this period. Gross margin for the six months ended February 28, 2025 decreased as a percentage of revenues to 31.4% from 32.2% during the six months ended February 29, 2024. The decrease in gross margin was primarily due to higher subcontractor costs and the impact of our business optimization actions which reduced severance costs in gross margin during the six months ended February 29, 2024.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2025 increased $46 million, or 3%, over the second quarter of fiscal 2024, and decreased as a percentage of revenues to 10.1% from 10.3% during this period. Sales and marketing expense for the six months ended February 28, 2025 increased $147 million, or 4%, over the six months ended February 29, 2024, and decreased as a percentage of revenues to 10.2% from 10.4% during this period. The decrease as a percentage of revenues for the three and six months ended February 28, 2025 was primarily due to lower labor costs compared to the same periods in fiscal 2024.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2025 decreased $32 million, or 3%, from the second quarter of fiscal 2024, and decreased as a percentage of revenues to 6.3% from 6.9% during this period. General and administrative costs for the six months ended February 28, 2025 decreased $2 million from the six months ended February 29, 2024, and decreased as a percentage of revenues to 6.2% from 6.6% during this period. The decrease as a percentage of revenues for the three and six months ended February 28, 2025 was primarily due to lower labor costs compared to the same periods in fiscal 2024.
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
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended					Six Months Ended
	February 28, 2025		February 29, 2024			February 28, 2025		February 29, 2024
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas (1)	$1,240	15%	$1,083	14%	$157	$2,618	15%	$2,376	15%	$241
EMEA	639	11	529	9	110	1,675	14	1,353	12	323
Asia Pacific (1)	365	16	434	18	(69)	900	19	882	18	18
Total	$2,245	13.5%	$2,046	13.0%	$198	$5,193	15.1%	$4,611	14.4%	$582
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Operating income for the second quarter of fiscal 2025 increased $198 million, or 10%, compared with the second quarter of fiscal 2024. Operating margin for the second quarter of fiscal 2025 was 13.5%, compared with 13.0% for the second quarter of fiscal 2024. Operating income for the six months ended February 28, 2025 increased $582 million, or 13%, compared with the six months ended February 29, 2024. Operating margin for the six months ended February 28, 2025 was 15.1%, compared with 14.4% for the six months ended February 29, 2024.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the three and six months ended February 28, 2025 was similar to that disclosed for revenue for each geographic market. Additionally, costs associated with our business optimization actions did not impact fiscal 2025 operating income as the actions were completed in fiscal 2024. The commentary below provides insight into other factors affecting geographic market performance and operating income for the three and six months ended February 28, 2025 compared with the three and six months ended February 29, 2024:
Americas
•Three Months. Operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
•Six Months. Operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
EMEA
•Three Months. Operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
•Six Months. Operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
Asia Pacific
•Three Months. Operating income decreased primarily due to a decline in contract profitability.
•Six Months. Operating income was relatively flat as revenue growth was offset by a decline in contract profitability.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Operating Income and Operating Margin Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the second quarter of fiscal 2024 by 70 basis points. Operating margin for the second quarter of fiscal 2025 was 13.5% compared to adjusted operating margin for the second quarter of fiscal 2024 of 13.7%. The business optimization costs reduced operating margin for the six months ended February 29, 2024 by 80 basis points. Operating margin for the six months ended February 28, 2025 was 15.1% compared to adjusted operating margin for the six months ended February 29, 2024 of 15.2%.

	Three Months Ended
	February 28, 2025		February 29, 2024
(in millions of U.S. dollars)	Operating Income (GAAP)	Operating Margin (GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas (2)	$1,240	15%	$1,083	$12	$1,095	14%	$145
EMEA	639	11	529	86	615	11	25
Asia Pacific (2)	365	16	434	18	452	19	(87)
Total	$2,245	13.5%	$2,046	$115	$2,162	13.7%	$83

	Six Months Ended
	February 28, 2025		February 29, 2024
(in millions of U.S. dollars)	Operating Income (GAAP)	Operating Margin (GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas (2)	$2,618	15%	$2,376	$62	$2,438	15%	$180
EMEA	1,675	14	1,353	156	1,509	13	166
Asia Pacific (2)	900	19	882	37	919	19	(19)
Total	$5,193	15.1%	$4,611	$255	$4,866	15.2%	$327
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
Interest Income
Interest income for the second quarter of fiscal 2025 was $76 million, an increase of $11 million, or 17%, over the second quarter of fiscal 2024. The increase was primarily due to a higher average cash balance. Interest income for the six months ended February 28, 2025 was $152 million, a decrease of $15 million or 9% from the six months ended February 29, 2024. The decrease was primarily due to lower interest rates and a lower average cash balance.
Interest Expense
Interest expense for the second quarter of fiscal 2025 was $65 million, an increase of $54 million over the second quarter of fiscal 2024. Interest expense for the six months ended February 28, 2025 was $95 million, an increase of $70 million over the six months ended February 29, 2024. The increase for the three and six months ended February 28, 2025 was primarily due to an increase in long-term debt compared to the three and six months ended February 29, 2024.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the three and six months ended February 28, 2025, Other income (expense), net increased $38 million and $35 million over the three and six months ended February 29, 2024, respectively, primarily due to lower foreign currency exchange losses. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements."
Income Tax Expense
The effective tax rates for the second quarter of fiscal 2025 and 2024 were 20.4% and 18.4%, respectively. The higher effective tax rate was primarily due to lower tax benefits from share-based payments. The effective tax rate for both the six months ended February 28, 2025 and February 29, 2024 was 21.1%.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Income Tax Expense Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $115 million and $255 million, and related reduction in tax expense of $28 million and $62 million, our adjusted effective tax rates were 18.8% and 21.2% for the three and six months ended February 29, 2024, respectively.
Earnings Per Share
Diluted earnings per share were $2.82 for the second quarter of fiscal 2025, compared with $2.63 for the second quarter of fiscal 2024. Diluted earnings per share were $6.42 for the six months ended February 28, 2025, compared with $5.73 for the six months ended February 29, 2024. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Earnings Per Share Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs of $87 million and $193 million, net of related taxes, decreased diluted earnings per share by $0.14 and $0.30 for the three and six months ended February 29, 2024, respectively. Adjusted diluted earnings per share were $2.77 and $6.04 for the three and six months ended February 29, 2024, respectively.

	Three Months Ended	Six Months Ended
February 29, 2024 As Reported	$2.63	$5.73
Business optimization costs	0.18	0.40
Tax effect of business optimization costs (1)	(0.04)	(0.10)
February 29, 2024 As Adjusted	$2.77	$6.04

February 28, 2025 As Reported	$2.82	$6.42
Amounts in tables may not total due to rounding.
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
Changes in diluted earnings per share for the three and six months ended February 28, 2025 compared to adjusted diluted earnings per share for the three and six months ended February 29, 2024 were due to the following factors:

	Three Months Ended	Six Months Ended
February 29, 2024 As Adjusted	$2.77	$6.04
Revenue and operating results	0.11	0.40
Lower share count	0.01	0.03
Non-operating income	(0.01)	(0.06)
Effective tax rate	(0.06)	0.01
February 28, 2025 As Reported	$2.82	$6.42
Liquidity and Capital Resources
As of February 28, 2025, Cash and cash equivalents was $8.5 billion, compared with $5.0 billion as of August 31, 2024.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2025	February 29, 2024	Change
Net cash provided by (used in):
Operating activities	$3,876	$2,600	$1,276
Investing activities	(793)	(3,064)	2,271
Financing activities	547	(3,418)	3,964
Effect of exchange rate changes on cash and cash equivalents	(144)	(42)	(102)
Net increase (decrease) in cash and cash equivalents	$3,486	$(3,924)	$7,410
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Operating activities: The $1,276 million increase in operating cash flows was primarily due to higher net income and changes in operating assets and liabilities, including lower spending on certain compensation payments.
Investing activities: The $2,271 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $3,964 million increase in financing cash flows was primarily due to net proceeds from borrowings. For additional information, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of February 28, 2025, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
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
Our share purchase activity during the six months ended February 28, 2025 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	4,611,999	$1,656	—	$—
Other share purchase programs	—	—	11,311	4
Other purchases (2)	1,915,647	686	—	—
Total	6,527,646	$2,342	11,311	$4
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the six months ended February 28, 2025, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended February 28, 2025, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity investment risk as of August 31, 2024, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	36
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 (the “Annual Report”), as updated below.
The following updates and replaces the risk factors in the Annual Report entitled “Our business could be materially adversely affected if we incur legal liability” and “Our work with government clients exposes us to additional risks inherent in the government contracting environment”.
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

ACCENTURE FORM 10-Q	Part II — Other Information	37
Similarly, we could become the target of litigation or investigations initiated by government authorities or private actors alleging that our activities related to ESG (including diversity, equity and inclusion (“DEI”)) are anti-competitive, discriminatory or otherwise unlawful.

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

Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting, information technology and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries, or failure to comply with applicable IT security, supply chain or other requirements, could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time, or result in other adverse consequences described in the following paragraphs. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.
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
•On January 21, 2025, an executive order was issued requiring U.S. federal contractors to certify that they do not operate any programs promoting DEI that violate any applicable federal anti-discrimination laws. A violation of these or similar federal or state orders, laws or regulations, may expose us to penalties and sanctions discussed above and jeopardize our ability to continue to do work with the U.S. federal government and certain state governments, which may materially adversely affect our future results of operations.
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

ACCENTURE FORM 10-Q	Part II — Other Information	38
•Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. For example, these contracts often contain high or unlimited liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.
•Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Elections, changes in government or political developments, including government closures or shutdowns, budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints have resulted and could in the future result in our projects being reduced in price or scope, delayed or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.
•The new U.S. administration has begun efforts to reduce federal spending and the size of the federal workforce under the guidance of the Department of Government Efficiency. As a result of these efforts, many new procurements have been delayed or canceled. In addition, the General Services Administration (GSA) – the U.S. federal procurement agency – has instructed all federal agencies to review their contracts with what it has identified as the 10 highest-paid consulting firms contracting with the U.S. federal government, which includes Accenture Federal Services. The agencies were directed to identify the contracts that they plan to maintain and those that are not “mission critical and provide substantive, imperative technical support,” which will be terminated. These and similar spending reductions and contract reviews have resulted in and are likely to continue to result in contract terminations, delays in new procurements, and reductions in price and contract scope, all of which could have a material impact on Accenture Federal Services’ results of operations and financial condition.
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

ACCENTURE FORM 10-Q	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2024 — December 31, 2024	922,285	$359.51	763,723	$5,648
January 1, 2025 — January 31, 2025	1,961,363	354.86	801,872	5,359
February 1, 2025 — February 28, 2025	1,116,266	373.44	871,718	5,034
Total (4)	3,999,914	$361.12	2,437,313
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2025, we purchased 2,437,313 Accenture plc Class A ordinary shares under this program for an aggregate price of $884 million. The open-market purchase program does not have an expiration date.
(3)As of February 28, 2025, our aggregate available authorization for share purchases and redemptions was $5,034 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2025, the Board of Directors of Accenture plc has authorized an aggregate of $54.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the second quarter of fiscal 2025, Accenture purchased 1,562,601 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE FORM 10-Q	Part II — Other Information	40
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the second quarter of fiscal 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Angie Park	Chief financial officer	Adopted on January 27, 2025	April 28, 2025 - January 23, 2026	up to 5,000
Atsushi Egawa	Co-chief executive officer—Asia Pacific and Chief executive officer—Japan	Adopted on January 23, 2025	April 23, 2025 - January 23, 2026	up to 5,000
(1)    Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.

ACCENTURE FORM 10-Q	Part II — Other Information	41
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.2*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement in France (filed herewith)

10.7*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 28, 2025 (Unaudited) and August 31, 2024, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2025 and February 29, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2025 and February 29, 2024, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 28, 2025 and February 29, 2024, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2025 and February 29, 2024 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	42
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 20, 2025

ACCENTURE PLC

By:	/s/ Angie Park
Name:	Angie Park
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)