Form 10-Q
period 2025-05-31
Accenture plc
filed 2025-06-20
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 9, 2025 was 680,343,350 (which number includes 57,490,653 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 9, 2025 was 302,818.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
May 31, 2025 and August 31, 2024

	May 31, 2025	August 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,631,607	$5,004,469
Short-term investments	5,788	5,396
Receivables and contract assets	15,100,877	13,664,847
Other current assets	2,678,233	2,183,069
Total current assets	27,416,505	20,857,781
NON-CURRENT ASSETS:
Contract assets	161,876	120,260
Investments	593,471	334,664
Property and equipment, net	1,611,098	1,521,119
Lease assets	2,709,641	2,757,396
Goodwill	21,801,336	21,120,179
Deferred contract costs	984,833	862,140
Deferred tax assets	3,933,142	4,147,496
Intangibles	2,591,685	2,904,031
Other non-current assets	1,558,441	1,307,297
Total non-current assets	35,945,523	35,074,582
TOTAL ASSETS	$63,362,028	$55,932,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$115,064	$946,229
Accounts payable	2,678,917	2,743,807
Deferred revenues	6,036,875	5,174,923
Accrued payroll and related benefits	6,984,147	7,050,833
Income taxes payable	653,915	719,084
Lease liabilities	724,278	726,202
Other accrued liabilities	1,575,639	1,615,049
Total current liabilities	18,768,835	18,976,127
NON-CURRENT LIABILITIES:
Long-term debt	5,035,975	78,628
Deferred revenues	647,351	641,091
Retirement obligation	1,973,513	1,815,867
Deferred tax liabilities	528,724	428,845
Income taxes payable	1,392,242	1,514,869
Lease liabilities	2,289,941	2,369,490
Other non-current liabilities	1,175,933	939,198
Total non-current liabilities	13,043,679	7,787,988
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2025 and August 31, 2024	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 680,161,875 and 672,484,852 shares issued as of May 31, 2025 and August 31, 2024, respectively	15	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 302,818 and 307,754 shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	—	—
Restricted share units	2,369,010	2,614,608
Additional paid-in capital	17,216,686	14,710,857
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2025 and August 31, 2024; Class A ordinary, 57,415,810 and 47,204,565 shares as of May 31, 2025 and August 31, 2024, respectively	(13,995,682)	(10,564,572)
Retained earnings	26,450,228	23,082,423
Accumulated other comprehensive loss	(1,485,589)	(1,554,742)
Total Accenture plc shareholders’ equity	30,554,725	28,288,646
Noncontrolling interests	994,789	879,602
Total shareholders’ equity	31,549,514	29,168,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,362,028	$55,932,363
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Nine Months Ended May 31, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
REVENUES:
Revenues	$17,727,871	$16,466,828	$52,076,717	$48,490,645
OPERATING EXPENSES:
Cost of services	11,901,221	10,968,377	35,452,250	32,665,784
Sales and marketing	1,762,499	1,750,366	5,250,389	5,091,442
General and administrative costs	1,081,369	1,039,800	3,198,105	3,158,747
Business optimization costs	—	77,420	—	332,493
Total operating expenses	14,745,089	13,835,963	43,900,744	41,248,466
OPERATING INCOME	2,982,782	2,630,865	8,175,973	7,242,179
Interest income	78,987	53,690	231,127	220,939
Interest expense	(67,601)	(11,334)	(162,312)	(36,134)
Other income (expense), net	(43,029)	(18,851)	(49,630)	(60,222)
INCOME BEFORE INCOME TAXES	2,951,139	2,654,370	8,195,158	7,366,762
Income tax expense	707,176	673,022	1,812,564	1,666,231
NET INCOME	2,243,963	1,981,348	6,382,594	5,700,531
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,059)	(1,901)	(5,914)	(5,592)
Net income attributable to noncontrolling interests – other	(44,403)	(47,264)	(112,210)	(114,453)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,197,501	$1,932,183	$6,264,470	$5,580,486
Weighted average Class A ordinary shares:
Basic	624,343,707	628,353,267	625,606,104	628,437,255
Diluted	630,457,461	635,607,597	633,104,104	636,611,310
Earnings per Class A ordinary share:
Basic	$3.52	$3.07	$10.01	$8.88
Diluted	$3.49	$3.04	$9.90	$8.77
Cash dividends per share	$1.48	$1.29	$4.44	$3.87
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended May 31, 2025 and 2024
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
NET INCOME	$2,243,963	$1,981,348	$6,382,594	$5,700,531
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	738,522	(55,682)	96,636	(79,263)
Defined benefit plans	3,545	4,876	(8,794)	46,506
Cash flow hedges	80,774	(47,298)	(18,689)	20,614
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	822,841	(98,104)	69,153	(12,143)
Other comprehensive income (loss) attributable to noncontrolling interests	14,787	(2,273)	1,991	(2,645)
COMPREHENSIVE INCOME	$3,081,591	$1,880,971	$6,453,738	$5,685,743

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$3,020,342	$1,834,079	$6,333,623	$5,568,343
Comprehensive income attributable to noncontrolling interests	61,249	46,892	120,115	117,400
COMPREHENSIVE INCOME	$3,081,591	$1,880,971	$6,453,738	$5,685,743
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended May 31, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2025	$57	40	$15	678,351	$—	303	$1,983,239	$16,685,363	$(12,324,187)	(51,947)	$25,209,996	$(2,308,430)	$29,246,053	$935,895	$30,181,948
Net income											2,197,501		2,197,501	46,462	2,243,963
Other comprehensive income (loss)												822,841	822,841	14,787	837,628
Purchases of Class A shares								1,417	(1,799,375)	(5,951)			(1,797,958)	(1,417)	(1,799,375)
Share-based compensation expense							435,217	62,575					497,792		497,792
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares								(152)					(152)		(152)
Issuances of Class A shares for employee share programs				1,811			(83,687)	465,404	127,880	442			509,597	392	509,989
Dividends							34,241				(957,269)		(923,028)	(866)	(923,894)
Other, net								2,079					2,079	(464)	1,615
Balance as of May 31, 2025	$57	40	$15	680,162	$—	303	$2,369,010	$17,216,686	$(13,995,682)	(57,456)	$26,450,228	$(1,485,589)	$30,554,725	$994,789	$31,549,514
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended May 31, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 29, 2024	$57	40	$15	670,405	$—	315	$1,863,338	$14,555,758	$(8,790,812)	(41,617)	$21,151,637	$(1,657,140)	$27,122,853	$833,571	$27,956,424
Net income											1,932,183		1,932,183	49,165	1,981,348
Other comprehensive income (loss)												(98,104)	(98,104)	(2,273)	(100,377)
Purchases of Class A shares								1,153	(1,374,593)	(4,289)			(1,373,440)	(1,153)	(1,374,593)
Share-based compensation expense							411,120	62,811					473,931		473,931
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(8,649)					(8,649)		(8,649)
Issuances of Class A shares for employee share programs				1,543			(62,289)	400,310	167,563	540	(1,474)		504,110	406	504,516
Dividends							29,953				(840,122)		(810,169)	(807)	(810,976)
Other, net								1,774					1,774	(3,656)	(1,882)
Balance as of May 31, 2024	$57	40	$15	671,948	$—	309	$2,242,122	$15,013,157	$(9,997,842)	(45,366)	$22,242,224	$(1,755,244)	$27,744,489	$875,253	$28,619,742
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
Net income											6,264,470		6,264,470	118,124	6,382,594
Other comprehensive income (loss)												69,153	69,153	1,991	71,144
Purchases of Class A shares								3,340	(4,141,212)	(12,479)			(4,137,872)	(3,340)	(4,141,212)
Share-based compensation expense							1,535,028	119,303					1,654,331		1,654,331
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(4,397)					(4,397)		(4,397)
Issuances of Class A shares for employee share programs				7,677			(1,885,849)	2,388,066	710,102	2,268	(15,625)		1,196,694	949	1,197,643
Dividends							105,223				(2,881,040)		(2,775,817)	(2,627)	(2,778,444)
Other, net								(483)					(483)	90	(393)
Balance as of May 31, 2025	$57	40	$15	680,162	$—	303	$2,369,010	$17,216,686	$(13,995,682)	(57,456)	$26,450,228	$(1,485,589)	$30,554,725	$994,789	$31,549,514
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											5,580,486		5,580,486	120,045	5,700,531
Other comprehensive income (loss)												(12,143)	(12,143)	(2,645)	(14,788)
Purchases of Class A shares								3,356	(3,881,294)	(11,841)			(3,877,938)	(3,356)	(3,881,294)
Share-based compensation expense							1,418,702	120,100					1,538,802		1,538,802
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(16)		(14,922)					(14,922)		(14,922)
Issuances of Class A shares for employee share programs				7,332			(1,677,033)	2,123,575	945,964	2,866	(126,247)		1,266,259	1,064	1,267,323
Dividends							97,079				(2,528,239)		(2,431,160)	(2,450)	(2,433,610)
Other, net								2,266					2,266	(3,159)	(893)
Balance as of May 31, 2024	$57	40	$15	671,948	$—	309	$2,242,122	$15,013,157	$(9,997,842)	(45,366)	$22,242,224	$(1,755,244)	$27,744,489	$875,253	$28,619,742
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Nine Months Ended May 31, 2025 and 2024
(Unaudited)

	May 31, 2025	May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,382,594	$5,700,531
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,682,662	1,571,633
Share-based compensation expense	1,654,331	1,538,802
Deferred tax expense (benefit)	281,808	77,743
Other, net	(118,070)	(224,203)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,229,325)	(587,215)
Other current and non-current assets	(1,098,489)	(893,908)
Accounts payable	(103,618)	(348,143)
Deferred revenues, current and non-current	699,455	312,882
Accrued payroll and related benefits	(138,087)	(1,110,890)
Income taxes payable, current and non-current	(219,572)	(91,471)
Other current and non-current liabilities	(233,437)	(204,165)
Net cash provided by (used in) operating activities	7,560,252	5,741,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(492,124)	(302,873)
Purchases of businesses and investments, net of cash acquired	(789,495)	(5,239,180)
Proceeds from the sale of businesses and investments, net of cash transferred	22,748	20,905
Other investing, net	10,511	6,504
Net cash provided by (used in) investing activities	(1,248,360)	(5,514,644)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,197,643	1,267,323
Purchases of shares	(4,145,609)	(3,896,216)
Proceeds from debt	5,061,085	1,599,033
Repayments of debt	(931,885)	(100,000)
Cash dividends paid	(2,778,444)	(2,433,610)
Other financing, net	(76,050)	(71,088)
Net cash provided by (used in) financing activities	(1,673,260)	(3,634,558)
Effect of exchange rate changes on cash and cash equivalents	(11,494)	(100,209)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,627,138	(3,507,815)
CASH AND CASH EQUIVALENTS, beginning of period	5,004,469	9,045,032
CASH AND CASH EQUIVALENTS, end of period	$9,631,607	$5,537,217
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$145,790	$26,292
Income taxes paid, net	$1,793,863	$1,941,200
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2025.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of May 31, 2025 and August 31, 2024, the total allowance for credit losses recorded for client receivables and contract assets was $31,784 and $27,561, respectively. The change in the allowance is primarily due to changes in gross client receivables and contract assets and immaterial write-offs.
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
Our non-current investments are as follows:

	May 31, 2025	August 31, 2024
Equity method investments	$297,371	$128,634
Investments without readily determinable fair values	296,100	206,030
Total non-current investments	$593,471	$334,664
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

Depreciation and Amortization
As of May 31, 2025 and August 31, 2024, total accumulated depreciation was $2,960,256 and $2,713,855, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and nine months ended May 31, 2025 and 2024, respectively.

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Depreciation	$138,806	$138,132	$405,714	$406,374
Amortization—Deferred transition	92,563	74,196	257,018	265,552
Amortization—Intangible assets	153,199	133,097	465,575	364,353
Operating lease cost	178,660	172,293	539,055	520,522
Other	5,224	3,587	15,300	14,832
Total depreciation, amortization and other	$568,452	$521,305	$1,682,662	$1,571,633
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

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $33 billion and $30 billion as of May 31, 2025 and August 31, 2024, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 34% of our remaining performance obligations as of May 31, 2025 as revenue in fiscal 2025, an additional 36% in fiscal 2026, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2025 and 2024, respectively.
Contract Balances
Deferred transition revenues were $647,351 and $641,091 as of May 31, 2025 and August 31, 2024, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $984,833 and $862,140 as of May 31, 2025 and August 31, 2024, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	May 31, 2025	August 31, 2024
Receivables	$13,118,525	$11,873,442
Contract assets (current)	1,982,352	1,791,405
Receivables and contract assets, net of allowance (current)	15,100,877	13,664,847
Contract assets (non-current)	161,876	120,260
Deferred revenues (current)	6,036,875	5,174,923
Deferred revenues (non-current)	647,351	641,091
Changes in the contract asset and liability balances during the nine months ended May 31, 2025 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2025 that were included in Deferred revenues as of February 28, 2025 and August 31, 2024 were $2.8 billion and $4.1 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2024 that were included in Deferred revenues as of February 29, 2024 and August 31, 2023 were $2.6 billion and $3.9 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Basic earnings per share
Net income attributable to Accenture plc	$2,197,501	$1,932,183	$6,264,470	$5,580,486
Basic weighted average Class A ordinary shares	624,343,707	628,353,267	625,606,104	628,437,255
Basic earnings per share	$3.52	$3.07	$10.01	$8.88
Diluted earnings per share
Net income attributable to Accenture plc	$2,197,501	$1,932,183	$6,264,470	$5,580,486
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,059	1,901	5,914	5,592
Net income for diluted earnings per share calculation	$2,199,560	$1,934,084	$6,270,384	$5,586,078
Basic weighted average Class A ordinary shares	624,343,707	628,353,267	625,606,104	628,437,255
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	584,814	618,083	590,448	629,556
Diluted effect of employee compensation related to Class A ordinary shares	5,478,522	6,539,124	6,757,018	7,293,668
Diluted effect of share purchase plans related to Class A ordinary shares	50,418	97,123	150,534	250,831
Diluted weighted average Class A ordinary shares (2)	630,457,461	635,607,597	633,104,104	636,611,310
Diluted earnings per share	$3.49	$3.04	$9.90	$8.77
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Foreign currency translation
Beginning balance	$(1,937,629)	$(1,534,213)	$(1,295,743)	$(1,510,632)
Foreign currency translation	758,598	(59,999)	98,485	(85,286)
Income tax benefit (expense)	(5,368)	2,088	168	3,314
Portion attributable to noncontrolling interests	(14,708)	2,229	(2,017)	2,709
Foreign currency translation, net of tax	738,522	(55,682)	96,636	(79,263)
Ending balance	(1,199,107)	(1,589,895)	(1,199,107)	(1,589,895)

Defined benefit plans
Beginning balance	(266,511)	(184,873)	(254,172)	(226,503)
Reclassifications into net periodic pension and post-retirement expense	4,650	6,529	(8,775)	57,337
Income tax benefit (expense)	(1,101)	(1,650)	(27)	(10,787)
Portion attributable to noncontrolling interests	(4)	(3)	8	(44)
Defined benefit plans, net of tax	3,545	4,876	(8,794)	46,506
Ending balance	(262,966)	(179,997)	(262,966)	(179,997)

Cash flow hedges
Beginning balance	(104,290)	61,946	(4,827)	(5,966)
Unrealized gain (loss)	76,998	(47,583)	(22,024)	49,792
Reclassification adjustments into Cost of services	1,893	(10,163)	(3,754)	(25,609)
Income tax benefit (expense)	1,958	10,401	7,071	(3,549)
Portion attributable to noncontrolling interests	(75)	47	18	(20)
Cash flow hedges, net of tax	80,774	(47,298)	(18,689)	20,614
Ending balance (1)	(23,516)	14,648	(23,516)	14,648

Accumulated other comprehensive loss	$(1,485,589)	$(1,755,244)	$(1,485,589)	$(1,755,244)
(1)As of May 31, 2025, $2,615 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the nine months ended May 31, 2025, we completed individually immaterial acquisitions for total consideration of $581,732, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	August 31, 2024	Additions/ Adjustments	Foreign Currency Translation	May 31, 2025
Americas (1)	$11,960,650	$204,280	$(14,457)	$12,150,473
EMEA	7,341,686	309,450	200,359	7,851,495
Asia Pacific (1)	1,817,843	12,396	(30,871)	1,799,368
Total	$21,120,179	$526,126	$155,031	$21,801,336
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2024			May 31, 2025
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$3,924,339	$(1,336,679)	$2,587,660	$3,884,301	$(1,549,918)	$2,334,383
Technology	335,845	(183,182)	152,663	347,369	(220,185)	127,184
Patents	120,457	(72,518)	47,939	115,644	(72,757)	42,887
Other	150,098	(34,329)	115,769	121,998	(34,767)	87,231
Total	$4,530,739	$(1,626,708)	$2,904,031	$4,469,312	$(1,877,627)	$2,591,685
Total amortization related to our intangible assets was $153,199 and $465,575 for the three and nine months ended May 31, 2025, respectively. Total amortization related to our intangible assets was $133,097 and $364,353 for the three and nine months ended May 31, 2024, respectively. Estimated future amortization related to intangible assets held as of May 31, 2025 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2025	$150,397
2026	563,620
2027	496,707
2028	459,216
2029	366,312
Thereafter	555,433
Total	$2,591,685

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the nine months ended May 31, 2025 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2024	$1.48	October 10, 2024	$924,675	October 9, 2024	$883	$925,558
February 14, 2025	1.48	January 16, 2025	928,114	January 15, 2025	878	928,992
May 15, 2025	1.48	April 10, 2025	923,028	April 9, 2025	866	923,894
Total Dividends			$2,775,817		$2,627	$2,778,444
The payment of cash dividends includes the net effect of $105,223 of additional restricted stock units being issued as a part of our share plans, which resulted in 293,534 restricted share units being issued.
Subsequent Event
On June 18, 2025, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.48 per share on our Class A ordinary shares for shareholders of record at the close of business on July 10, 2025 payable on August 15, 2025.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2025 and 2024, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $44,798 and $61,496 for the three and nine months ended May 31, 2025, respectively, and net losses of $57,232 and $103,568 for the three and nine months ended May 31, 2024, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	May 31, 2025	August 31, 2024
Assets
Cash Flow Hedges
Other current assets	$53,880	$51,152
Other non-current assets	38,274	28,363
Other Derivatives
Other current assets	35,342	39,733
Total assets	$127,496	$119,248
Liabilities
Cash Flow Hedges
Other accrued liabilities	$51,265	$29,247
Other non-current liabilities	47,619	35,346
Other Derivatives
Other accrued liabilities	27,612	25,974
Total liabilities	$126,496	$90,567
Total fair value	$1,000	$28,681
Total notional value	$15,733,459	$14,824,483
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

	May 31, 2025	August 31, 2024
Net derivative assets	$107,112	$91,127
Net derivative liabilities	106,112	62,446
Total fair value	$1,000	$28,681

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

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
The following is a summary of total outstanding debt as of May 31, 2025 and August 31, 2024, respectively:

	May 31, 2025	August 31, 2024
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,553	$931,507
Other (2)	15,511	14,722
Total current portion of long-term debt and bank borrowings	$115,064	$946,229

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$—
Senior notes – 4.05% due 2029	1,200,000	—
Senior notes – 4.25% due 2031	1,200,000	—
Senior notes – 4.50% due 2034	1,500,000	—
Total principal amount (3)	$5,000,000	$—
Less: unamortized debt discount and issuance costs	(34,514)	—
Total carrying amount	$4,965,486	$—
Other (2)	70,489	78,628
Total long-term debt	$5,035,975	$78,628
(1)The carrying amounts of the commercial paper as of May 31, 2025 and August 31, 2024 include the remaining principal outstanding of $100,000 and $935,000, respectively, net of total unamortized discounts of $447 and $3,493, respectively. The weighted-average effective interest rate for the commercial paper was 4.5% and 5.4% as of May 31, 2025 and August 31, 2024, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $4.9 billion as of May 31, 2025. The fair value was determined based on quoted prices as of the last trading day of the third quarter of fiscal 2025 and are classified as Level 1 or Level 2 within the fair value hierarchy.
As of May 31, 2025, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
Remainder of 2025	$100,000
2026	—
2027	—
2028	1,100,000
2029	—
Thereafter	3,900,000
Total	$5,100,000

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		20

As of May 31, 2025, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	1,966,627
Local guaranteed and non-guaranteed lines of credit (3)	287,261
Total	$7,753,888
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
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of May 31, 2025 and August 31, 2024, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of May 31, 2025 and August 31, 2024, we had no borrowings under these various facilities.
We had an aggregate of $1,290,258 and $1,269,178 of letters of credit outstanding and $100,000 and $935,000 (excluding unamortized discounts) of commercial paper outstanding as of May 31, 2025 and August 31, 2024, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2025 and 2024 were 24.0% and 25.4%, respectively. The lower effective tax rate for the three months ended May 31, 2025 was primarily due to lower tax expense from changes in the geographic distribution of earnings, partially offset by higher expense from adjustments to prior year tax liabilities. Our effective tax rates for the nine months ended May 31, 2025 and 2024 were 22.1% and 22.6%, respectively. The lower effective tax rate for the nine months ended May 31, 2025 was primarily due to lower tax expense from changes in the geographic distribution of earnings.

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
As of May 31, 2025 and August 31, 2024, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,144,000 and $2,370,000, respectively, of which all but approximately $68,000 and $61,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of May 31, 2025 and August 31, 2024, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,889,700 ($1,687,989 net of recourse provisions) and $1,758,783 ($1,609,046 net of recourse provisions), respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of May 31, 2025, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
On July 24, 2019, Accenture was named in a putative class action lawsuit filed by consumers of Marriott International, Inc. (“Marriott”) in the U.S. District Court for the District of Maryland. The complaint alleges negligence by us, and seeks monetary damages, costs and attorneys’ fees and other related relief, relating to a data security incident involving unauthorized access to the reservations database of Starwood Worldwide Resorts, Inc. (“Starwood”), which was acquired by Marriott on September 23, 2016. Since 2009, we have provided certain IT infrastructure outsourcing services to Starwood. On May 3, 2022, the court issued an order granting in part the plaintiffs’ motion for class certification, which we appealed. On August 17, 2023, the appeals court vacated the class certification and remanded the case to the district court for consideration of, among other things, the class action waiver signed by Starwood customer plaintiffs. On November 29, 2023, the district court reinstated the classes previously certified by the court in May 2022. We appealed the district court’s decision, and on June 3, 2025, the appeals court again reversed the class certification and declined to order another remand to the district court on those certification issues. We continue to believe the lawsuit is without merit and we will continue to vigorously defend it. At present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.
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

12. Segment Reporting
Our reportable segments are our three geographic markets, which are the Americas, EMEA and Asia Pacific.
Information regarding reportable segments, industry groups and type of work is as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Geographic Markets
Americas (1)	$8,966,131	$8,286,527	$26,252,324	$24,129,042
EMEA	6,231,849	5,776,624	18,447,676	17,179,116
Asia Pacific (1)	2,529,891	2,403,677	7,376,717	7,182,487
Total Revenues	$17,727,871	$16,466,828	$52,076,717	$48,490,645
Industry Groups
Communications, Media & Technology	$2,912,485	$2,763,076	$8,500,025	$8,086,661
Financial Services	3,278,891	2,894,753	9,458,156	8,737,261
Health & Public Service	3,777,684	3,515,264	11,199,205	10,226,769
Products	5,344,109	4,983,422	15,821,265	14,605,247
Resources	2,414,702	2,310,313	7,098,066	6,834,707
Total Revenues	$17,727,871	$16,466,828	$52,076,717	$48,490,645
Type of Work
Consulting	$9,007,033	$8,457,169	$26,334,521	$24,934,709
Managed Services	8,720,838	8,009,659	25,742,196	23,555,936
Total Revenues	$17,727,871	$16,466,828	$52,076,717	$48,490,645

	Operating Income
	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Geographic Markets
Americas (1)	$1,719,630	$1,407,677	$4,337,307	$3,783,915
EMEA	753,093	749,859	2,428,305	2,102,472
Asia Pacific (1)	510,059	473,329	1,410,361	1,355,792
Total Operating Income	$2,982,782	$2,630,865	$8,175,973	$7,242,179
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2024, and with the information under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2024 (“Annual Report”), and “Risk Factors” in our Annual Report as updated in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2025.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, as updated in Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2025. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment and levels of business confidence. We continue to see significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business. These conditions have slowed the pace and level of client spending, particularly for smaller contracts with a shorter duration and for our consulting services. Clients continue to prioritize large-scale transformations, which convert to revenue over a longer period.
In addition, the U.S. administration is seeking to reduce federal spending and the size of the federal workforce under the guidance of the Department of Government Efficiency. We are seeing some impact from these efforts in our federal government business, including delays in new procurements, reductions in price and contract scope, and contract terminations. These changes have not had a material impact on our results of operations or financial condition.
For a discussion of risks related to these and other recent developments, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, as updated in Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2025.
Key Metrics
Key metrics for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share for the third quarter of fiscal 2024 on a non-GAAP or “adjusted” basis to exclude the impact of $77 million in business optimization costs recorded during the quarter, as discussed further in our Results of Operations.
•Revenues of $17.7 billion, an increase of 8% in U.S. dollars and 7% in local currency;
•New bookings of $19.7 billion, a decrease of 6% in U.S. dollars and 7% in local currency;
•Operating margin of 16.8%, compared to operating margin of 16.0% and adjusted operating margin of 16.4% in the third quarter of fiscal 2024;
•Diluted earnings per share of $3.49, a 15% increase over diluted earnings per share of $3.04 and a 12% increase over adjusted earnings per share of $3.13 in the third quarter of fiscal 2024; and
•Cash returned to shareholders of $2.7 billion, including dividends of $924 million and share purchases of $1.8 billion.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		May 31, 2025	May 31, 2024			May 31, 2025	May 31, 2024

Geographic Markets	Americas (1)	$9.0	$8.3	8%	9%	51%	50%
	EMEA	6.2	5.8	8	6	35	35
	Asia Pacific (1)	2.5	2.4	5	4	14	15
	Total Revenues	$17.7	$16.5	8%	7%	100%	100%

Industry Groups	Communications, Media & Technology	$2.9	$2.8	5%	5%	16%	17%
	Financial Services	3.3	2.9	13	13	18	18
	Health & Public Service	3.8	3.5	7	7	21	21
	Products	5.3	5.0	7	7	30	30
	Resources	2.4	2.3	5	4	14	14
	Total Revenues	$17.7	$16.5	8%	7%	100%	100%

Type of Work	Consulting	$9.0	$8.5	7%	6%	51%	51%
	Managed Services	8.7	8.0	9	9	49	49
	Total Revenues	$17.7	$16.5	8%	7%	100%	100%

Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues for the third quarter of fiscal 2025 increased 8% in U.S. dollars and 7% in local currency compared to the third quarter of fiscal 2024. During the third quarter of fiscal 2025, revenue growth in local currency was very strong in the Americas, strong in EMEA and solid in Asia Pacific. We experienced local currency revenue growth that was very strong in Financial Services, strong in Health & Public Service and Products and solid in Communications, Media & Technology and Resources. Revenue growth in local currency was very strong in managed services and strong in consulting. While the business environment remained competitive, pricing improved in several areas of our business. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the third quarter of fiscal 2025 increased 7% in U.S. dollars and 6% in local currency compared to the third quarter of fiscal 2024. Consulting revenue growth in local currency for the third quarter of fiscal 2025 was driven by strong growth in the Americas and EMEA and modest growth in Asia Pacific. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, in particular technology, data, and AI led digital transformations. This includes moving to the cloud, embedding security and responsible AI across the enterprise and leveraging our change capabilities to help our clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and supply chain and operational resilience, as well as projects to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, particularly for smaller contracts with a shorter duration.
In our managed services business, revenues for the third quarter of fiscal 2025 increased 9% in both U.S. dollars and local currency compared to the third quarter of fiscal 2024. Managed services revenue growth in local currency for the third quarter of fiscal 2025 was driven by very strong growth in the Americas and strong growth in EMEA and Asia Pacific. We continue to experience growing demand to assist clients with application modernization and maintenance, cloud enablement and cybersecurity-as-a-service. In addition, clients continue to be focused on transforming their operations through technology, data and AI, and leveraging our digital platforms and talent to drive productivity and operational cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 0.5% higher than our revenue growth in local currency. The U.S. dollar strengthened against various currencies during the nine months ended May 31, 2025 compared to the nine months ended May 31, 2024, resulting in unfavorable

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
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
92%	791,000	16%
consistent with the third quarter of fiscal 2024	compared to approximately 750,000 as of May 31, 2024	compared to 14% in the third quarter of fiscal 2024

Utilization for the third quarter of fiscal 2025 was 92%, consistent with the third quarter of fiscal 2024. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 791,000 as of May 31, 2025, compared to approximately 750,000 as of May 31, 2024. The year-over-year increase in our workforce reflects hiring for the skills needed to support demand for our services and solutions, as well as people added in connection with acquisitions.
For the third quarter of fiscal 2025, annualized attrition, excluding involuntary terminations, was 16%, up from 14% in the third quarter of fiscal 2024. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
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
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	May 31, 2025	May 31, 2024			May 31, 2025	May 31, 2024
Consulting	$9.1	$9.3	(2)%	(3)%	$28.8	$28.4	1%	2%
Managed Services	10.6	11.8	(10)	(10)	30.5	32.7	(6)	(5)
Total New Bookings	$19.7	$21.1	(6)%	(7)%	$59.3	$61.1	(3)%	(2)%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Results of Operations for the Three and Nine Months Ended May 31, 2025 Compared to the Three and Nine Months Ended May 31, 2024
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	May 31, 2025	May 31, 2024			May 31, 2025	May 31, 2024
Geographic Markets
Americas (1)	$8,966	$8,287	8%	9%	$26,252	$24,129	9%	10%
EMEA	6,232	5,777	8	6	18,448	17,179	7	7
Asia Pacific (1)	2,530	2,404	5	4	7,377	7,182	3	3
Total	$17,728	$16,467	8%	7%	$52,077	$48,491	7%	8%
Industry Groups
Communications, Media & Technology	$2,912	$2,763	5%	5%	$8,500	$8,087	5%	6%
Financial Services	3,279	2,895	13	13	9,458	8,737	8	9
Health & Public Service	3,778	3,515	7	7	11,199	10,227	10	10
Products	5,344	4,983	7	7	15,821	14,605	8	8
Resources	2,415	2,310	5	4	7,098	6,835	4	5
Total	$17,728	$16,467	8%	7%	$52,077	$48,491	7%	8%
Type of Work
Consulting	$9,007	$8,457	7%	6%	$26,335	$24,935	6%	6%
Managed Services	8,721	8,010	9	9	25,742	23,556	9	10
Total	$17,728	$16,467	8%	7%	$52,077	$48,491	7%	8%
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the three and nine months ended May 31, 2025 compared to the three and nine months ended May 31, 2024:
Americas
•Three Months. Revenues increased 9% in local currency, led by growth in Banking & Capital Markets, Industrial and Health. Revenue growth was driven by the United States.
•Nine Months. Revenues increased 10% in local currency, led by growth in Banking & Capital Markets, Industrial, Health and Software & Platforms. Revenue growth was driven by the United States.
EMEA
•Three Months. Revenues increased 6% in local currency, led by growth in Life Sciences, Banking & Capital Markets and Insurance. Revenue growth was driven by the United Kingdom, Germany and Italy.
•Nine Months. Revenues increased 7% in local currency, led by growth in Public Service, Life Sciences, Health and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United Kingdom, Italy and Germany, partially offset by a decline in France.
Asia Pacific
•Three Months. Revenues increased 4% in local currency, led by growth in Public Service, Banking & Capital Markets and Insurance, partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by Japan and Australia, partially offset by a decline in Singapore.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
•Nine Months. Revenues increased 3% in local currency, led by growth in Utilities, Insurance, Public Service and Health, partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by Japan, partially offset by a decline in Singapore.
Operating Expenses
Operating expenses for the third quarter of fiscal 2025 increased $909 million, or 7%, compared to the third quarter of fiscal 2024, and decreased as a percentage of revenues to 83.2% from 84.0% during this period. Operating expenses for the nine months ended May 31, 2025 increased $2,652 million, or 6%, compared to the nine months ended May 31, 2024, and decreased as a percentage of revenues to 84.3% from 85.1% during this period.
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
Operating expenses by category are as follows:

	Three Months Ended					Nine Months Ended
(in millions of U.S. dollars)	May 31, 2025		May 31, 2024		Increase (Decrease)	May 31, 2025		May 31, 2024		Increase (Decrease)
Operating Expenses	$14,745	83.2%	$13,836	84.0%	$909	$43,901	84.3%	$41,248	85.1%	$2,652
Cost of services	11,901	67.1	10,968	66.6	933	35,452	68.1	32,666	67.4	2,786
Sales and marketing	1,762	9.9	1,750	10.6	12	5,250	10.1	5,091	10.5	159
General and administrative costs	1,081	6.1	1,040	6.3	42	3,198	6.1	3,159	6.5	39
Business optimization costs	—	—	77	0.5	(77)	—	—	332	0.7	(332)
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the third quarter of fiscal 2025 increased $933 million, or 9%, over the third quarter of fiscal 2024, and increased as a percentage of revenues to 67.1% compared to 66.6% during this period. Gross margin for the third quarter of fiscal 2025 decreased as a percentage of revenues to 32.9% from 33.4% during the third quarter of fiscal 2024. The decrease in gross margin was primarily due to higher labor costs, partially offset by lower non-payroll costs.
Cost of services for the nine months ended May 31, 2025 increased $2,786 million, or 9%, over the nine months ended May 31, 2024, and increased as a percentage of revenues to 68.1% compared to 67.4% during this period. Gross margin for the nine months ended May 31, 2025 decreased as a percentage of revenues to 31.9% from 32.6% during the nine months ended May 31, 2024. The decrease in gross margin was primarily due to higher subcontractor costs.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2025 increased $12 million, or 1%, over the third quarter of fiscal 2024, and decreased as a percentage of revenues to 9.9% from 10.6% during this period primarily due to both lower non-payroll and labor costs. Sales and marketing expense for the nine months ended May 31, 2025 increased $159 million, or 3%, over the nine months ended May 31, 2024, and decreased as a percentage of revenues to 10.1% from 10.5% during this period primarily due to lower labor costs.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2025 increased $42 million, or 4%, over the third quarter of fiscal 2024, and decreased as a percentage of revenues to 6.1% from 6.3% during this period. General and administrative costs for the nine months ended May 31, 2025 increased $39 million, or 1%, over the nine months ended May 31, 2024, and decreased as a percentage of revenues to 6.1% from 6.5% during this period primarily due to lower labor costs.
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
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended					Nine Months Ended
	May 31, 2025		May 31, 2024			May 31, 2025		May 31, 2024
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas (1)	$1,720	19%	$1,408	17%	$312	$4,337	17%	$3,784	16%	$553
EMEA	753	12	750	13	3	2,428	13	2,102	12	326
Asia Pacific (1)	510	20	473	20	37	1,410	19	1,356	19	55
Total	$2,983	16.8%	$2,631	16.0%	$352	$8,176	15.7%	$7,242	14.9%	$934
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Operating income for the third quarter of fiscal 2025 increased $352 million, or 13%, compared with the third quarter of fiscal 2024. Operating margin for the third quarter of fiscal 2025 was 16.8%, compared with 16.0% for the third quarter of fiscal 2024. Operating income for the nine months ended May 31, 2025 increased $934 million, or 13%, compared with the nine months ended May 31, 2024. Operating margin for the nine months ended May 31, 2025 was 15.7%, compared with 14.9% for the nine months ended May 31, 2024.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the three and nine months ended May 31, 2025 was similar to that disclosed for revenue for each geographic market. Additionally, costs associated with our business optimization actions did not impact fiscal 2025 operating income as the actions were completed in fiscal 2024. The commentary below provides insight into other factors affecting geographic market performance and operating income for the three and nine months ended May 31, 2025 compared with the three and nine months ended May 31, 2024:
Americas
•Three Months. Operating income increased primarily due to revenue growth and an increase in consulting contract profitability.
•Nine Months. Operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
EMEA
•Three Months. Operating income was relatively flat, as revenue growth was offset by higher labor costs.
•Nine Months. Operating income increased primarily due to revenue growth, partially offset by a decline in contract profitability.
Asia Pacific
•Three Months. Operating income increased primarily due to revenue growth.
•Nine Months. Operating income increased slightly as revenue growth was offset by a decline in contract profitability.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Operating Income and Operating Margin Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the third quarter of fiscal 2024 by 40 basis points. Operating margin for the third quarter of fiscal 2025 was 16.8% compared to adjusted operating margin for the third quarter of fiscal 2024 of 16.4%. The business optimization costs reduced operating margin for the nine months ended May 31, 2024 by 70 basis points. Operating margin for the nine months ended May 31, 2025 was 15.7% compared to adjusted operating margin for the nine months ended May 31, 2024 of 15.6%.

	Three Months Ended
	May 31, 2025		May 31, 2024
(in millions of U.S. dollars)	Operating Income (GAAP)	Operating Margin (GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas (2)	$1,720	19%	$1,408	$(4)	$1,404	17%	$315
EMEA	753	12	750	75	825	14	(72)
Asia Pacific (2)	510	20	473	6	479	20	31
Total	$2,983	16.8%	$2,631	$77	$2,708	16.4%	$274

	Nine Months Ended
	May 31, 2025		May 31, 2024
(in millions of U.S. dollars)	Operating Income (GAAP)	Operating Margin (GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas (2)	$4,337	17%	$3,784	$58	$3,842	16%	$495
EMEA	2,428	13	2,102	231	2,334	14	95
Asia Pacific (2)	1,410	19	1,356	43	1,399	19	12
Total	$8,176	15.7%	$7,242	$332	$7,575	15.6%	$601
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
Interest Income
Interest income for the third quarter of fiscal 2025 was $79 million, an increase of $25 million over the third quarter of fiscal 2024 primarily due to a higher average cash balance. Interest income for the nine months ended May 31, 2025 was $231 million, an increase of $10 million over the nine months ended May 31, 2024.
Interest Expense
Interest expense for the third quarter of fiscal 2025 was $68 million, an increase of $56 million over the third quarter of fiscal 2024. Interest expense for the nine months ended May 31, 2025 was $162 million, an increase of $126 million over the nine months ended May 31, 2024. The increase for the three and nine months ended May 31, 2025 was primarily due to an increase in long-term debt compared to the three and nine months ended May 31, 2024.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the third quarter of fiscal 2025, Other income (expense), net decreased $24 million from the third quarter of fiscal 2024 primarily due to higher foreign currency exchange losses, partially offset by higher gains on investments. During the nine months ended May 31, 2025, Other income (expense), net increased $11 million over the nine months ended May 31, 2024. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements."
Income Tax Expense
The effective tax rates for the third quarter of fiscal 2025 and 2024 were 24.0% and 25.4%, respectively. The lower effective tax rate was primarily due to lower tax expense from changes in the geographic distribution of earnings, partially offset by higher expense from adjustments to prior year tax liabilities. The effective tax rates for the nine months ended May 31, 2025 and 2024 were 22.1% and 22.6%, respectively. The lower effective tax rate was primarily due to lower tax expense from changes in the geographic distribution of earnings.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Income Tax Expense Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $77 million and $332 million, and related reduction in tax expense of $24 million and $86 million, our adjusted effective tax rates were 25.5% and 22.8% for the three and nine months ended May 31, 2024, respectively.
Earnings Per Share
Diluted earnings per share were $3.49 for the third quarter of fiscal 2025, compared with $3.04 for the third quarter of fiscal 2024. Diluted earnings per share were $9.90 for the nine months ended May 31, 2025, compared with $8.77 for the nine months ended May 31, 2024. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Earnings Per Share Excluding Fiscal 2024 Business Optimization Costs (Non-GAAP)
The business optimization costs of $54 million and $247 million, net of related taxes, decreased diluted earnings per share by $0.08 and $0.39 for the three and nine months ended May 31, 2024, respectively. Adjusted diluted earnings per share were $3.13 and $9.16 for the three and nine months ended May 31, 2024, respectively.

	Three Months Ended	Nine Months Ended
May 31, 2024 As Reported	$3.04	$8.77
Business optimization costs	0.12	0.52
Tax effect of business optimization costs (1)	(0.04)	(0.13)
May 31, 2024 As Adjusted	$3.13	$9.16

May 31, 2025 As Reported	$3.49	$9.90
Amounts in tables may not total due to rounding.
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
Changes in diluted earnings per share for the three and nine months ended May 31, 2025 compared to adjusted diluted earnings per share for the three and nine months ended May 31, 2024 were due to the following factors:

	Three Months Ended	Nine Months Ended
May 31, 2024 As Adjusted	$3.13	$9.16
Revenue and operating results	0.32	0.73
Effective tax rate	0.07	0.09
Lower share count	0.03	0.05
Non-operating income	(0.06)	(0.13)
May 31, 2025 As Reported	$3.49	$9.90
Liquidity and Capital Resources
As of May 31, 2025, Cash and cash equivalents was $9.6 billion, compared with $5.0 billion as of August 31, 2024.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2025	May 31, 2024	Change
Net cash provided by (used in):
Operating activities	$7,560	$5,742	$1,819
Investing activities	(1,248)	(5,515)	4,266
Financing activities	(1,673)	(3,635)	1,961
Effect of exchange rate changes on cash and cash equivalents	(11)	(100)	89
Net increase (decrease) in cash and cash equivalents	$4,627	$(3,508)	$8,135
Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Operating activities: The $1,819 million increase in operating cash flows was primarily due to higher net income and changes in operating assets and liabilities, including lower spending on certain compensation payments.
Investing activities: The $4,266 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $1,961 million increase in financing cash flows was primarily due to higher net proceeds from borrowings. For additional information, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of May 31, 2025, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
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
Our share purchase activity during the nine months ended May 31, 2025 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	10,326,925	$3,381	—	$—
Other share purchase programs	—	—	11,811	4
Other purchases (2)	2,151,936	760	—	—
Total	12,478,861	$4,141	11,811	$4
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the nine months ended May 31, 2025, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended May 31, 2025, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity investment risk as of August 31, 2024, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	35
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, as updated in Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2025 — March 31, 2025	1,866,160	$318.68	1,816,535	$4,457
April 1, 2025 — April 30, 2025	3,457,309	291.97	3,430,419	3,456
May 1, 2025 — May 31, 2025	627,746	310.99	467,972	3,309
Total (4)	5,951,215	$302.35	5,714,926
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2025, we purchased 5,714,926 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,725 million. The open-market purchase program does not have an expiration date.
(3)As of May 31, 2025, our aggregate available authorization for share purchases and redemptions was $3,309 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2025, the Board of Directors of Accenture plc has authorized an aggregate of $54.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the third quarter of fiscal 2025, Accenture purchased 236,289 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	36
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the third quarter of fiscal 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement (2)
Joel Unruch	General counsel and corporate secretary	Adopted on May 2, 2025	August 1, 2025 - April 9, 2026	12,000
(1)    The plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2025 (Unaudited) and August 31, 2024, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2025 and May 31, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2025 and May 31, 2024, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2025 and May 31, 2024, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2025 and May 31, 2024 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2025, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	37
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 20, 2025

ACCENTURE PLC

By:	/s/ Angie Park
Name:	Angie Park
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)