Form 10-K
period 2025-08-31
Accenture plc
filed 2025-10-10
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2025 was approximately $218,315,987,018 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $348.50 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of September 26, 2025 was 658,171,748 (which number includes 38,032,856 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of September 26, 2025 was 302,358.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on January 28, 2026, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2025.

ACCENTURE 2025 FORM 10-K	Part I	1
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

Item 1. Business
Overview
Accenture is a leading solutions and global professional services company that helps the world’s leading enterprises reinvent by building their digital core and unleashing the power of AI to create value at speed across the enterprise, bringing together the talent of our approximately 779,000 people, our proprietary assets and platforms, and deep ecosystem relationships. Our strategy is to be the reinvention partner of choice for our clients and to be the most AI-enabled, client-focused, great place to work in the world. Through our Reinvention Services we bring together our capabilities across strategy, consulting, technology, operations, Song and Industry X with our deep industry expertise to create and deliver solutions and services for our clients. Our purpose is to deliver on the promise of technology and human ingenuity, and we measure our success by the 360° value we create for all our stakeholders.

Fiscal 2025 Highlights

We serve clients and manage our business through three geographic markets: Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These markets bring together all of our Reinvention Services with both local and global talent and solutions.
We go to market by industry, leveraging our deep expertise across our five industry groups—Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. We deliver two types of work: Consulting and Managed Services.

$69.7B in revenues
Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies. Today, we work across every major market with more than 9,000 clients, including the world’s largest companies; three quarters of the Fortune Global 100 and 500.
As of August 31, 2025, we employed approximately
779,000 people.
We have long-term relationships and have partnered with
195 of our top 200 clients for 10+ years.

Fiscal 2025 Investments

$1.5B	$0.8B	$1.0B
across 23 strategic acquisitions	in research and development	in learning and professional development

During fiscal 2025, we continued to make significant investments—in strategic acquisitions, in research and development (R&D) in our assets, platforms and industry and functional solutions, in patents and pending patents and in attracting, retaining and developing people. These investments help us to further enhance our differentiation and competitiveness in the marketplace. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our business in high-growth areas; adding skills and capabilities in new areas; and deepening our industry and functional expertise. In fiscal 2025, we invested $1.5 billion across 23 strategic acquisitions, $0.8 billion in R&D, and approximately $1.0 billion in learning and professional development, including approximately 47 million training hours.

ACCENTURE 2025 FORM 10-K	Item 1. Business	3
We also use our investment capacity to drive early leadership in areas of growth. For example, our early and decisive decision in fiscal 2023 to invest significantly to become a leader in generative AI with a $3 billion multi-year investment has positioned us to capture this new area of spend for our clients.
Geographic Markets
Our three geographic markets—Americas, EMEA and Asia Pacific—bring together our Reinvention Services in teams, which typically consist of industry and functional experts, AI, data and technology specialists and professionals with local market knowledge and experience, to meet client needs. The geographic markets have primary responsibility for building and sustaining long-term client relationships; bringing together our expertise from around the globe and collaborating across our business to sell and deliver our full range of solutions and services; ensuring client satisfaction; and achieving revenue and profitability objectives.
While we serve clients in locally relevant ways, our global footprint and scale in every major country give us the ability to leverage our experience and people from around the world to accelerate outcomes for our clients.
Our three geographic markets are our reporting segments. The percent of our revenues represented by each market is shown at right.

Reinvention Services
Effective September 1, 2025, we brought all of our services, which are described below, together into a single, integrated business unit called Reinvention Services. With this change, our client-focused growth model is bringing together all our capabilities across strategy, consulting, technology, operations, Song and Industry X, including deep industry and functional expertise across these capabilities, plus our technology ecosystem partnerships, to create more leading solutions faster and embed AI and data more easily into creating and delivering our solutions and services. As the reinvention partner of choice for our clients, we are building the digital core and helping reinvent nearly every part of the enterprise, everything from functions that are common across industries like HR and Finance, to industry-specific functions like manufacturing and capital projects. With the majority of our large deals today already involving capabilities across multiple areas, the full rollout of our model is designed to make it faster and simpler to sell and deliver everything Accenture offers across our client base, while embedding more AI and data and equipping our people.
Strategy and Consulting
We work with C-suite executives, leaders and boards of the world’s leading organizations, helping them reinvent nearly every part of their enterprise to set their strategic priorities, build their digital core, reinvent processes and reimagine their workforce to drive greater growth, enhance competitiveness, and deliver sustainable 360° stakeholder value. Our deep industry and functional expertise is supported by proprietary assets and platforms that help organizations transform faster and become more resilient. Underpinned by technology, data, analytics, AI, change management, talent, learning and sustainability, these capabilities help architect and accelerate all aspects of an organization’s reinvention. Our strategists and deep industry, functional, customer and technology consultants work hand-in-hand with our clients and across our capabilities to shape and deliver these reinventions.
Technology
We help our clients build their digital core including AI, data, cloud, systems integration and application management, security, intelligent platform services, infrastructure services, software engineering services, automation and global delivery centers, utilizing our deep industry and functional knowledge to create solutions that will drive value at speed. We continuously innovate our solutions and services and develop new capabilities, assets and platforms through early adoption of new technologies such as advanced AI, which includes generative, agentic and physical AI, robotics, 5G, edge computing and quantum computing, as well as invest in R&D for both new and existing forms of technology. We also invest in emerging technologies through Accenture Ventures.

ACCENTURE 2025 FORM 10-K	Item 1. Business	4
Operations
We operate business processes on behalf of clients for specific enterprise functions, including finance and accounting, sourcing and procurement, supply chain, marketing and sales, and human resources, as well as industry-specific services, such as platform trust and safety, banking, insurance, network and health services. We help organizations with reinvented operations, enabled by SynOps, our proprietary AI-powered, cloud-enabled platform that empowers people with data, processes, automation and a broad ecosystem of technology partners to transform enterprise operations at speed and scale. Our experience from operations also informs our strategy and consulting capabilities to better serve our clients.
Song
We help our clients create new, hyper-personalized experiences and services that are intelligently designed to foster loyalty and drive growth by making customer interactions more compelling, useful, and simple from initial interaction through ongoing customer service. We also build the strong digital core that supports the customer agenda. Our suite of solutions and services spans design, digital products, marketing, sales, commerce, and customer service. We help brands amplify their value, by making their products, services and experiences clear and inspiring to stand out in a crowded marketplace. Our commerce strategies are designed to enhance sales effectiveness and create seamless buying experiences. Our customer service innovations powered with AI help make support more responsive and accessible. We leverage the power of a connected customer strategy, AI and data, ecosystem partnerships, and our ability to scale and manage programs on behalf of our clients to solve client challenges more effectively, and provide solutions that are designed to be advanced, ethically sound and sustainable to help our clients reinvent how they engage their customers and grow.
Industry X
We combine our digital capabilities with deep engineering and manufacturing expertise. By using the combined power of digital and data we help our clients to reinvent and reimagine the products they make and how they make them. We have expanded our capabilities over the last few years to include helping our clients to digitally transform how their capital projects are planned, managed and executed, from plant and asset construction to public infrastructure, power grids and data centers. We collaborate closely with our technology ecosystem partners to help our clients achieve compressed transformations by redefining how their products are designed and engineered, tested, sourced and supplied, manufactured, and serviced, returned and renewed. Our solutions and services include the use of data and transformative technologies such as advanced AI, artificial reality/virtual reality, advanced robotics and digital twins.
Ecosystem Partner Relationships
Our successful strategy for more than a decade has been to be the number-one partner for the technology ecosystem. As technology is front and center for every client, we are the number-one partner for all of our top 10 ecosystem partners. These partners are among the world’s largest technology companies by revenue, and they are seeking deeper partnerships with us as they look for help to turn their technology into business outcomes and scale the adoption of AI. In fiscal 2025, we expanded our partnerships beyond the top 10 in AI and data and created new ones with companies that are becoming critical to many of our clients, which also want us to help them scale their client and customer relationships.
Clients
We continue to be the reinvention partner of choice, serving approximately 9,000 clients including a significant portion of the Fortune Global 100 and 500. We believe our global footprint and breadth of capabilities mean we can serve more of our clients’ needs for large-scale transformations than any other player in the industry. Our deep and long-standing relationships mean we know our clients and their industries thoroughly. We have long-term relationships and have partnered with 195 of our top 200 clients for 10 or more years, and have 305 Diamond clients, our largest client relationships.
Industry Groups
We believe the depth and breadth of our industry expertise is a key competitive advantage which allows us to bring client-specific industry solutions and services to our clients to accelerate reinvention and value creation. Our industry focus gives us an understanding of industry evolution, business issues and trends, industry operating models, capabilities and processes and new and emerging technologies. The breadth of our industry expertise enables us to create solutions that are informed by cross industry experience. We go to market through the following five industry groups within our geographic markets.

ACCENTURE 2025 FORM 10-K	Item 1. Business	5

Communications, Media & Technology
FY25 Revenues of $11.5B
Percent of Group’s FY25 Revenue

39%	18%	43%
Communications & Media	High Tech	Software & Platforms
B2C and B2B communications service providers (both fixed and mobile), MVNO (mobile virtual network operators) and network infrastructure companies inclusive of edge and IOT connectivity infrastructure, cable and satellite communications, broadcasters and TV networks, gaming, print, online and traditional publishing, entertainment, sports, content producers (including studios), content aggregators and streaming live events (sports) and media infrastructure providers, integrated advertising agencies and creative

Enterprise technology, hardware, and associated manufacturing; semiconductor including silicon design and development, foundries, capital equipment, and manufacturing; consumer technology, electronics, batteries, and associated manufacturing; network equipment and device providers and manufacturers; data centers; medical equipment companies and manufacturers

Cloud-based enterprise, consumer software and platform companies; large language model owners; both subscription and ad-driven consumer platforms spanning ecommerce, social, media, advertising and gaming

Financial Services
FY25 Revenues of $12.8B
Percent of Group’s FY25 Revenue

70%	30%
Banking & Capital Markets	Insurance
Retail and commercial banks, wealth and asset managers, payment providers, corporate and investment banks, market infrastructure providers and exchanges, broker/dealers, depositories, private equity firms, central banks, clearing and settlement organizations, mortgage lenders, retirement services providers and other diversified financial enterprises	Property and casualty personal and commercial lines, life and annuities and group benefits insurers, retirement companies, reinsurance firms and insurance brokers

Health & Public Service
FY25 Revenues of $14.8B
Percent of Group’s FY25 Revenue

32%	68%
Health	Public Service
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers) and industry organizations and associations	Human and social services agencies; defense departments and military forces; public safety authorities, including justice departments; educational institutions; non-profit organizations; cities; transportation agencies; and postal, customs, revenue and tax agencies
Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 36% of Health & Public Service revenues, 15% of Americas revenues and 8% of total revenues in fiscal 2025. For risks related to our government contracting work, see Item 1A, Risk Factors—“Our work with government clients exposes us to additional risks inherent in the government contracting environment”.

ACCENTURE 2025 FORM 10-K	Item 1. Business	6

Products
FY25 Revenues of $21.2B
Percent of Group’s FY25 Revenue

45%	35%	20%
Consumer Goods, Retail & Travel Services	Industrials	Life Sciences
Food and beverage, household goods, personal care, fashion/apparel; supermarkets, mass-merchandise discounters, department, quick serve and convenience stores and specialty retailers; aviation, hospitality and travel services companies, tobacco, agribusiness and consumer health companies

Automotive & mobility, industrial & electrical equipment manufacturers, industrial suppliers, construction, infrastructure, heavy equipment, consumer durables, business services, freight, logistics, aerospace & defense, rail and public transportation companies
		Biopharmaceutical, medical technology and distributors

Resources
FY25 Revenues of $9.5B
Percent of Group’s FY25 Revenue

28%	25%	47%
Chemicals & Natural Resources	Energy	Utilities
Mining, petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals and forest products industries	Oil and gas companies, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies
Power generators and developers, including nuclear, renewables and other conventional generators; electric and gas transmission and distribution operators, energy and energy service retailers; water, waste and recycling service providers

People
We are a value and solution-led company with approximately 779,000 people as of August 31, 2025, whose skills and specialization are a significant source of competitive differentiation. We serve clients at any given time in more than 120 countries, with offices and operations in 52 countries and the majority of our people are in India, the Philippines and the U.S.
We have a culture of shared success, which is defined as success for our clients, our people, our shareholders, our partners and our communities. Our Code of Business Ethics, which applies to all of our people, reinforces our core values and helps drive our culture of compliance, ethical conduct and accountability.
Our strategy is to be the most AI-enabled, client-focused, great place to work for reinventors, which is how we refer to our people, because we are the reinvention partner of choice for our clients. We were pleased that among our people who participated in the globally recognized Great Place To Work® Trust Index Survey™ in June 2025, 75% agreed that “Taking everything into account, I would say this is a great place to work.” In addition to earning the No. 6 spot on the Great Place To Work® list of the World’s Best Workplaces™, we are recognized as a Great Place To Work® in 12 countries, representing nearly 80% of our people.
To drive reinvention, innovation must be at the forefront, which requires us to attract, develop and inspire top talent. Our focus is to create talent and unlock the potential of our people, to create strong leaders, and to help them achieve their professional and personal aspirations, while continuously evolving to meet new client needs.
We are implementing a refreshed three-pronged talent strategy to meet current and future client demand: investing in upskilling people, which has been and continues to be our primary focus; exiting people in a compressed timeline where reskilling is not a viable path for the skills we need; and identifying areas to drive even more operating efficiencies in our business, including through AI.
During fiscal 2025, we invested approximately $1.0 billion in learning and professional development. With our digital learning platform, we delivered approximately 47 million training hours, an increase of 9% compared with fiscal 2024. We continually invest in strengthening the industry, technology, functional and AI skills of our people. As part of our strategic

ACCENTURE 2025 FORM 10-K	Item 1. Business	7
focus on driving reinvention and growth with AI, we are launching a global learning program that integrates tools, platforms, and role-based learning, along with partnerships with leading educational institutions and certification programs. Additionally, Accenture’s industry learning framework and technology certification strategy are an important part of our competitive differentiation.
We also continue to steadily increase our AI and data workforce, reaching approximately 77,000 skilled AI and data practitioners at the end of fiscal 2025, against our goal of doubling our AI and data workforce to 80,000 by the end of fiscal 2026.
We promoted approximately 97,000 people in fiscal 2025, demonstrating our continued commitment to creating vibrant careers and opportunities for our people.
We balance our supply of skills with changes in client demand. We do this through adjusting levels of new hiring and managing our attrition (both voluntary and involuntary). We believe people are drawn to our strong purpose, values and reputation. For fiscal 2025, attrition, excluding involuntary terminations, was 14%, compared to 13% in fiscal 2024. For the fourth quarter of fiscal 2025, annualized attrition, excluding involuntary terminations, was 15%, down from 16% in the third quarter of fiscal 2025.
Accenture’s total rewards consist of cash compensation, equity and a wide range of benefits. Our total rewards program is designed to recognize our people’s skills, contributions and career progression. Base salary, bonus and equity are tailored to the market where our people work and live. Certain rewards, like equity and bonuses, are opportunities for our people to share in the overall success of our company. As our people advance in their careers, they have greater opportunities to be rewarded. Accenture’s equitable rewards go beyond financial rewards and include health and well-being programs and practices—including physical, mental, emotional and financial well-being—that care for our people.
Global Delivery Capability
A key differentiator is our global delivery capability. We have one of the world’s largest networks of centers with deep capabilities that allow us to help our clients create exceptional business value. Our global approach provides scalable innovation; standardized processes, methods and tools; automation and AI; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions and services. Emphasizing quality, productivity, reduced risk, speed-to-market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive solutions and services.
Innovation and Intellectual Property
We are committed to developing leading-edge ideas and leveraging emerging technologies and we see innovation as a source of competitive advantage. We use our investment in R&D—on which we spent $0.8 billion, $1.2 billion and $1.3 billion in fiscal 2025, 2024 and 2023, respectively—to help clients address new realities in the marketplace and to face the future with confidence.
Our innovation experts work with clients across the world to imagine their future, build and co-create innovative business strategies and technology solutions, and then scale those solutions to sustain innovation. We believe our combination of people, platforms, assets and capabilities, including our global network of Innovation Centers, makes Accenture one of the leading strategic innovation partners for our clients.
This is all supported by our innovation approach, which includes Accenture Research, Accenture Ventures and Accenture Labs, our Innovation Centers as well as our Delivery Centers. Our research and thought leadership teams help identify market, technology and industry trends. Accenture Ventures partners with and invests in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. Within this, we incubate and apply emerging technology innovation to business architectures, including robotics, quantum and advanced AI along with many other disruptive technologies and ideas.
We harness our unique intellectual property to deliver these innovation services. We have a global portfolio of patents and pending patent applications covering various technology areas, including AI, cloud, cybersecurity, automation, analytics and quantum. We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the intellectual property in our innovative solutions and services. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the intellectual property rights of third parties, such as our clients, partners, vendors and others.
To protect Accenture’s brands, we rely on intellectual property laws and trademark registrations held around the world. Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Limited, Accenture Global Solutions Limited, or third parties, as applicable.

ACCENTURE 2025 FORM 10-K	Item 1. Business	8
Assets and Platforms
We bring industry specific solutions and services as well as cross industry expertise and leverage our scale and global footprint, innovation capabilities, and strong ecosystem partnerships together with our proprietary assets and platforms including GenWizard, myNav, SynOps and AI Navigator for Enterprise to deliver tangible value for our clients. We have significantly embedded advanced AI into our proprietary platforms like GenWizard, which enables us to deliver differently for our clients.
Competition
Accenture operates in a highly competitive and rapidly changing global marketplace. We compete with a variety of organizations that offer solutions and services competitive with those we offer—but we believe no other company offers the full range of services at scale that Accenture does, which uniquely positions us in a highly competitive market. Our clients typically retain us on a non-exclusive basis.
Our competitors include large multinational IT service providers, including the services arms of large global technology providers; off-shore IT service providers in lower-cost locations, particularly in India; accounting firms and consultancies that provide consulting, managed services and other IT solutions and services; solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups and other companies that can scaled rapidly to focus on or disrupt certain markets and provide new or alternative products, end-to-end solutions, services, or commercial or delivery models; and in-house IT departments of large corporations that use their own resources rather than engage an outside firm, such as global capability centers (“GCC’s”).

ACCENTURE 2025 FORM 10-K	Item 1. Business	9
Information About Our Executive Officers
Our executive officers as of October 10, 2025 are as follows:

Melissa Burgum, 53, became our chief accounting officer in September 2022 and has served as our corporate controller since September 2021. Prior to that, Ms. Burgum served as our assistant corporate controller from December 2016 to September 2021 and as controller for Accenture Federal Services from May 2013 to December 2016. Prior to joining Accenture, Ms. Burgum held controllership roles at two public companies and was previously an auditor and consultant for Arthur Andersen. Ms. Burgum has been with Accenture for 12 years.

Kate Clifford, 48, became our chief leadership and human resources officer in September 2025. From September 2024 to September 2025, Ms. Clifford was our chief human resources officer—the Americas. From June 2022 to September 2024, she served as our chief human resources officer—North America. Prior to that, she served as our North America human resources service delivery lead from December 2018 to June 2022. Ms. Clifford has been with Accenture for 27 years.

Atsushi Egawa, 60, became our co-chief executive officer—Asia Pacific and chief executive officer —Japan in September 2024. Since September 2015, Mr. Egawa has served as our market unit lead in Japan. Prior to September 2015, Mr. Egawa led our Products industry group in Japan. Prior to that role, he led our Consumer Goods business in Japan. He has partnered closely with numerous global clients on their digital transformations and was integral in the opening of Accenture’s Innovation Hub in Tokyo. Mr. Egawa has been with Accenture for 36 years.

Kate Hogan, 49, became our chief operating officer in September 2025. From September 2024 to September 2025, she served as our chief operating officer—the Americas. From September 2023 to September 2024, she served as chief operating officer—North America. Prior to that, Ms. Hogan served as our US West lead from September 2022 to September 2023 and chief operating officer—North America from March 2020 to August 2022. Ms. Hogan has been with Accenture for 27 years.

Mauro Macchi, 60, became our chief executive officer—EMEA in September 2024. From September 2021 to September 2024, Mr. Macchi served as our market unit lead for Italy, Central Europe and Greece. From March 2020 to September 2021, Mr. Macchi served as the Strategy & Consulting lead for Europe. Previously, he served as our Financial Services lead for Europe from November 2019 to March 2020, Financial Services lead for Italy, Central Europe and Greece from October 2017 to October 2019 and global Banking industry lead for Strategy from March 2015 to September 2017. Mr. Macchi has been with Accenture for 35 years.

Angie Park, 53, became our chief financial officer in December 2024. From September 2023 to December 2024, she served as our Business and Commercial Finance lead. From September 2022 to September 2023, she served as our chief financial officer—Technology. Prior to assuming that role, she served as our head of investor relations from December 2016 to September 2022 and finance director—Health & Public Service from April 2014 to September 2023. Ms. Park has been with Accenture for 29 years

ACCENTURE 2025 FORM 10-K	Item 1. Business	10

Ryoji Sekido, 58, became our co-chief executive officer—Asia Pacific and chief executive officer—Asia Oceania in September 2024. From April 2023 to September 2024, Mr. Sekido served as our Technology lead for Growth Markets. Prior to March 2023, Mr. Sekido served as the Technology and Cloud First lead for Asia Pacific, Middle East and Africa. In his earlier roles, he led several industry and technology teams and served as the Financial Services client service group lead and the Financial Services technology consulting lead for APAC. Mr. Sekido has been with Accenture for 33 years.

Manish Sharma, 57, became our chief strategy and services officer in September 2025. Prior to that, Mr. Sharma served as our chief executive officer—the Americas from September 2024 to September 2025, chief executive officer—North America from September 2023 to September 2024 and chief operating officer from March 2022 to September 2023. From March 2020 to March 2022, Mr. Sharma served as our group chief executive—Operations. Prior to that, he held key leadership positions in Operations, including as group chief operating officer and global business process outsourcing delivery lead. Mr. Sharma has been with Accenture for 30 years.

Julie Sweet, 58, became chair of our Board of Directors in September 2021 and has served as our chief executive officer since September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 15 years and has served as a director since September 2019.

Joel Unruch, 47, became our general counsel in September 2019 and has served as our corporate secretary since June 2015. Mr. Unruch also served as our chief compliance officer from September 2019 to January 2020. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 14 years.

John Walsh, 61, became our chief executive officer—the Americas in September 2025. Prior to that, Mr. Walsh served as our chief operating officer from September 2023 to September 2025. From March 2020 to September 2023, Mr. Walsh served as our chief strategic accounts and global sales officer. From November 2019 to March 2020, he served as our group chief executive—Communications, Media & Technology. He served as senior managing director—Communications, Media & Technology in North America, from 2013 to 2019. Mr. Walsh has been with Accenture for 39 years.

Organizational Structure
Accenture plc was incorporated in Ireland on June 10, 2009 as a public limited company. We operate our business through subsidiaries of Accenture plc.
The Consolidated Financial Statements reflect the ownership interests in Accenture Canada Holdings Inc. held by certain current and former members of Accenture Leadership as noncontrolling interests. The noncontrolling ownership interests were less than 1% as of August 31, 2025. “Accenture Leadership” is comprised of members of our global management committee (our primary management and leadership team, which consists of approximately 55 of our most senior leaders), senior managing directors and managing directors.

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	11
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price. Risks in this section are grouped in the following categories: (1) Business Risks; (2) Financial Risks; (3) Operational Risks; and (4) Legal and Regulatory Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.
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
Ongoing economic and geopolitical volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and geopolitical volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from increased economic and political volatility and uncertainty, including as a result of increasing geopolitical tensions, inflation, economic downturns, changes in global trade policies, including the threat or imposition of tariffs or other trade restrictions and related retaliatory actions, protectionism, nationalism, global health emergencies and their impact on us, our clients and the industries we serve, have in the past had a negative impact and could in the future have a significant negative impact on our results of operations.
Our business depends on generating and maintaining client demand for our solutions and services, including through the adaptation and expansion of our solutions and services in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our financial results depend in part on the demand for our solutions and services, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth or contraction in the markets we serve have adversely affected and could in the future adversely affect client demand for our solutions and services. Our success depends, in part, on our ability to continue to develop and implement solutions and services that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include advanced AI, which includes generative, agentic and physical AI, digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as software, augmented and virtual reality, automation, blockchain, Internet of Things, quantum and edge computing, infrastructure and network engineering, intelligent connected products, digital engineering and manufacturing, and robotics solutions. As we continue to expand our solutions and services into these new areas, we are exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our solutions and services.

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	12
Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, AI and data solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced, in whole or in part, some of our historical solutions and services and will continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, also could shift demand to new solutions and services. If, as a result of new technologies or changes in the industries we serve, our clients demand new solutions and services, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation and making strategic investments in acquisitions, joint ventures, partnerships and adjacencies to our current offerings that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our solutions and services, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected.
In a particular geographic market, service or industry group, a small number of clients have contributed, or may, in the future contribute, a significant portion of the revenues of such geographic market, service or industry group, and any decision by such a client to delay, reduce, or eliminate spending on our solutions and services have had and could in the future have a disproportionate impact on the results of operations in the relevant geographic market, service or industry group.
Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our managed services contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, delay, reduce or eliminate spending on the solutions and services we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also all factors that can result in terminations, cancellations or delays.
Risks and uncertainties related to the development and use of AI, including advanced AI, could harm our business, damage our reputation or give rise to legal or regulatory action.
We are increasingly applying AI-based technologies to our solutions and services, to how we deliver work to our clients, and to our own internal operations. In addition, we are creating new offerings to implement AI solutions for clients. We have made significant investments in AI and are continuing to incur significant development and operational costs to develop and deploy our AI solutions and services for ourselves and for our clients. If we fail to continue to develop leading AI solutions and services that meet our clients’ and our own internal needs, we may lose our leadership position in this area and fail to realize the anticipated benefits of our investments in advanced AI.
AI technologies are complex and rapidly evolving, and we face significant competition, including from our clients and ecosystem partners, who may develop their own internal AI-related capabilities, as well as new AI-native companies, which can lead to reduced demand for our solutions or services. As these technologies evolve, some services and tasks currently performed by our people have been and will continue to be replaced by automation, including AI-enabled solutions, which will lead to reduced demand for our services and/or adversely affect the utilization rate of our professionals, if demand for those services is not replaced by demand for new solutions and services or if the pace and level of spending on new solutions or services are not sufficient to make up any shortfall. If we are unable to introduce or if our clients do not accept new pricing or commercial models that reflect the value of these AI-enabled solutions, our results of operations may be adversely affected. Leveraging AI capabilities for our internal functions and operations presents additional risks, costs and challenges, including those discussed in these risk factors.
The development, adoption and use of AI technologies is still in the early stages and involve significant risks and uncertainties, which may expose us to legal, reputational and financial harm. AI algorithms and training methodologies may be flawed and datasets may be overbroad, insufficient or contain biased or inaccurate information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity and health and safety, among others, and also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation or financial results.

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	13
Evolving rules, regulations and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, solutions and services to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction. Several jurisdictions where we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act. These regulations may impose significant requirements on how we design, build and deploy AI and handle non-personal data for ourselves and our clients or limit our ability to incorporate certain AI capabilities into our offerings. There is increasing divergence globally among AI regulations, which will require us to navigate different obligations in different geographies. Violations of these laws may lead to reputational damage, financial penalties and increased regulatory scrutiny and oversight.
While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Any failure to address concerns relating to the responsible use of AI technology in our solutions and services may cause harm to our reputation or financial liability and, as such, may increase our costs to address or mitigate such risks and issues.
If we are unable to match people and their skills with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our people with market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain people with the knowledge and skills to lead our business globally. We must hire or upskill, retain and inspire appropriate numbers of talented people in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or upskill our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new solutions and services to fulfill client demand. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our people have been directly targeted because of their highly sought-after skills and this will likely continue.
There is a risk that at certain points in time, as a result of technological developments or changes in demand, we may have more people than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations as a means to keep our supply of people and skills in balance with client demand, such as the three-pronged talent strategy initiated in the fourth quarter of fiscal 2025. The timing and amount of costs related to these business optimization actions and the nature and extent of benefits realized from such actions are subject to uncertainties and other factors, including local country consultation processes and regulations, and may differ from our current expectations and estimates. In some countries we are required by local law to consult with employee representative bodies such as works councils, which may constrain our operational flexibility and efficiency in balancing our workforce with client demand and make us less competitive. In addition, while an immaterial percentage of our global workforce is currently unionized, the unionization of significant employee populations could result in higher costs and other operational impediments.
At certain times and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to upskill and redeploy existing people or increase our reliance on subcontractors to fill certain labor needs. If we are not successful in these initiatives, our results of operations could be adversely affected. Although only a very small percentage of our people in the U.S. are on H-1B visas, changes in immigration laws or policies, or the application of those laws and policies, could limit the availability of H-1B or other visas in the U.S.
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

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	14
the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain people could be negatively affected.
We face legal, reputational and financial risks from any failure to protect client and/or Accenture data from security incidents or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, ecosystem partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, as more of our employees continue to work remotely, and as cyberattacks become increasingly sophisticated (e.g. deepfakes and AI generated social engineering), the risk of security incidents and cyberattacks has increased. Threat actors are leveraging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, ecosystem partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled, managed or provided by us.
In providing solutions and services to clients, we often manage, utilize and store sensitive or confidential client, Accenture or other third-party data, including customer and other personal data and proprietary information, and we expect these activities to increase. Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential client, vendor, ecosystem partner or Accenture data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, downtime or other incidents involving, our software and IT supply chain or software-as-a-service providers, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy social engineering methods, phishing frameworks and viruses, ransomware, malware or other malicious software programs, has and could in the future result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations—see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, including as a result of evolving AI technologies and threat actors’ increasingly mature infrastructure and systems capable of broadly deploying zero-day attacks. These developments are increasing the difficulty of detecting and defending against cybersecurity attacks and maintaining effective security measures and protocols.
We are subject to numerous laws and regulations designed to protect this information, including privacy and cybersecurity laws such as the European Union’s General Data Protection Regulation (“GDPR”), Digital Operational Resilience Act and Network and Information Security 2 Directive, the United Kingdom’s GDPR, U.S. states’ recent comprehensive privacy legislation, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions, and related contractual obligations. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Various privacy laws impose compliance obligations regarding the handling of personal data, including localization of data and the cross-border transfer of data, and significant financial penalties for noncompliance. For example, failure to comply with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, orders to discontinue certain data processing operations, civil lawsuits, or reputational damage. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client, third-party or Accenture data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our solutions and services are highly competitive. Our competitors include:
•large multinational IT service providers, including the services arms of large global technology providers;

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	15
•off-shore IT service providers in lower-cost locations, particularly in India;
•accounting firms and consultancies that provide consulting, managed services and other IT solutions and services;
•solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, end-to-end solutions, services, or commercial or delivery models; and
•in-house IT departments of large corporations that use their own resources, rather than engage an outside firm, such as the growing number of companies that are setting up global capability centers (“GCC’s”).
Some competitors may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals, may be able to innovate and provide new solutions and services faster than we can or may be able to anticipate the need for solutions and services before we do. Our competitors may also team together to create competing offerings.
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain markets, and may make executing our growth strategy to expand in these markets more challenging. Additionally, competitors may also offer more aggressive pricing or contractual terms, or alternative commercial models, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully and expand in the markets we currently serve. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
In addition, we may face greater competition due to consolidation of companies in the technology sector through strategic mergers, acquisitions or teaming arrangements. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. New services or technologies offered by competitors, ecosystem partners or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. The technology companies described above, including many of our ecosystem partners and new AI-native companies, are increasingly able to offer services related to their AI, software, platform, cloud migration and other solutions, or are developing AI, software, platform, cloud migration and other solutions that require integration services to a lesser extent or replace them in their entirety. These more integrated solutions and services may represent more attractive alternatives to clients than some of our solutions and services, which may materially adversely affect our competitive position and our results of operations.
If we do not successfully manage and develop our relationships with our ecosystem partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
We have alliances with companies whose capabilities complement our own. A very significant portion of our revenue and solutions and services are based on technology, including platforms and software, provided by our ecosystem partners. See “Business—Ecosystem Partner Relationships.”
The business that we conduct through these alliances could decrease or fail to grow for a variety of reasons. The priorities and objectives of our ecosystem partners may differ from ours. They offer solutions and services that compete with some of our solutions and services. They may also form closer or preferred arrangements with our competitors.
Some of our ecosystem partners are also large clients or suppliers of technology to us. The decisions we make vis-à-vis an ecosystem partner may impact our ongoing alliance relationships with other members of our ecosystem.
Our ecosystem partners may at times be impacted by global events, the changing macroeconomic environment and supply chain or service disruptions, as well as rapid increases in demand for their products and services, any of which may impact their ability to provide their products and services within our expected timeframes or at anticipated prices. In addition, our ecosystem partners may also experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our solutions and services.
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

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	16
If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our solutions and services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with clients or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery or solution failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the solutions and services that we offer, the clients or markets that we serve, or the ways in which we operate our business. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, ecosystem partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers and advocacy groups.
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
Our brand and reputation are also associated with our various corporate environmental, social and governance (ESG) initiatives. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our initiatives, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take, modify, or do not take on these issues may be unpopular with some of our employees, our clients or potential clients, our investors, legislators or government regulators, as well as members of the media or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.
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
Our profitability is highly dependent on a variety of factors and could be materially impacted by any of the following:
Pricing pressures have had and may continue to have a negative impact on our profitability. The rates we are able to charge for our solutions and services are affected by a number of factors, including:
•general economic and political conditions;
•our clients’ desire to reduce their costs;
•the competitive environment in our industry;
•the introduction of new technologies (such as advanced AI), services or products by competitors, ecosystem partners and clients, which could reduce our ability to obtain favorable pricing and impact our overall economics for the solutions or services we offer;
•our ability to accurately estimate our service delivery costs, upon which our pricing is sometimes determined, including our ability to estimate the impact of inflation and foreign exchange on our service delivery costs over long-term contracts; and
•the procurement practices of clients and their use of third-party advisors.
Our profitability could suffer if we are not able to remain competitive. The competitive environment in our industry affects our ability to secure new contracts at our target economics in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our solutions and services and/or clearly

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	17
convey the value of our solutions and services, the more risk we have in winning new work in sufficient volumes and at our target pricing and overall economics. Competitors may be willing, at times, to take on more risk or price contracts lower than us in an effort to enter the market or increase market share.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs and optimize our business including through the use of new technologies, such as advanced AI. Our cost management strategies include maintaining appropriate alignment between the demand for our solutions and services and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to cost-effectively hire, develop, upskill and retain enough people with the knowledge and skills necessary to deliver our solutions and services, particularly in areas of new technologies and offerings and in the right geographic locations, we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability.
If we do not accurately anticipate the cost, risk and complexity of performing our work or if third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be less profitable than expected or unprofitable. Our contract profitability is highly dependent on our forecasts regarding the effort and cost necessary to deliver our solutions and services, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing engagements to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable.
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
We are increasingly entering into contracts for large, complex client engagements to transform our clients’ businesses, which convert to revenue over a longer period. These deals may involve transforming a client’s business, transitioning it to the cloud and updating their technology, increasing their operational efficiency and improving their customers’ experience with AI and data, while operating portions of their business. The scale and complexity of these projects present risks in execution and profitability challenges as a result of the costs we incur and investments we make at the beginning of these transactions. In particular, large and complex arrangements often require that we utilize subcontractors or that our solutions and services incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner, at the anticipated cost, and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or provide anticipated productivity gains, or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
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

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	18
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
The overall tax environment remains highly uncertain and increasingly complex. The European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. In the U.S., various proposals to raise corporate income taxes are periodically considered. Individual countries across the globe and the European Union have either enacted or plan to enact digital taxes to impose incremental taxes on companies based on where ultimate users are located. The Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, further developed a two-pillar plan to reform international taxation. The plan aims to prevent the proliferation of separate new digital taxes and to ensure a fairer distribution of profits among countries by creating a new global system to tax income based on the location of users, and to impose a floor on tax competition through the introduction of a global minimum tax. Ireland and other countries where we operate have enacted Pillar Two, the OECD’s global minimum tax rate, which applies to us beginning with fiscal year 2025. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s two-pillar framework. On June 28, 2025, the G7 released a statement on global minimum taxes that outlined, among other items, that work will be done to simplify the overall Pillar Two administration and compliance framework. We cannot predict the impact to our income taxes of future OECD guidance and interpretations, related local country tax legislation, and local challenges to our Pillar Two positions. However, we still expect Pillar Two to further increase complexity and uncertainty around income taxes. Ongoing volatility in global trade relations may prompt governments to implement new tax, tariff and compliance measures, which could extend to services. The increased focus of various jurisdictions on challenging tax positions and enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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
Unfavorable fluctuations in foreign currency exchange rates have had an adverse effect, and could in the future have a material adverse effect, on our results of operations. As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. In addition, our currency hedging activities, which are designed to partially offset the impact on consolidated earnings related to the changes in value of certain balance sheet items, are themselves subject to risk and might not be successful. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. Additionally, some transactions and balances may be denominated in currencies for which there is no available market to hedge. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described below could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedged exposure.

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	19
Our debt obligations could adversely affect our business and financial condition.
Our current debt, and any additional indebtedness we incur, may adversely affect our financial condition and future financial results by, among other things, requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes. We may also be required to raise additional financing, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely impact our business and financial condition. Additionally, further indebtedness may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs and limit the future availability of debt financing.
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
Health emergencies or pandemics; acts of terrorist violence; political, social and civil unrest; regional and international war and other hostilities and international responses to these wars and hostilities; natural disasters, sea level rise, floods, droughts and water scarcity, heat waves, wildfires and storms, and earthquakes; or the threat of or perceived potential for these events; and other acts of god have had and could in the future have significantly negative impacts on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our ecosystem partners, suppliers or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified people, these types of events impact our ability to deliver our solutions and services to our clients. Extended disruptions of electricity, other public utilities or network or cloud services at our facilities or in the areas where our people are working remotely, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security incidents involving, our facilities or systems, or those of our ecosystem partners, suppliers or clients, could also adversely affect our ability to conduct our business and serve our clients. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Accenture locations and people, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
Our business model is dependent on our global delivery capability. While our delivery centers are located throughout the world, we have based large portions of our delivery capability in India and the Philippines, where we have the largest and second largest number of our people located, respectively. In addition, certain of our clients and markets are primarily supported by individual delivery centers. Concentrating our delivery capability in these locations presents a number of operational risks, including those discussed in this risk factor, many of which are beyond our control and which have been and may in the future be exacerbated by increasing geopolitical tensions. Sovereignty initiatives or other nationalist trends in our markets may result in local sourcing initiatives, conflicting local or regional requirements, or other developments that may make it more difficult or costly to operate in or negatively impact demand for our solutions and services in those markets. While these developments have not materially impacted our ability to deliver services to our clients, international conflicts are unpredictable and we might not be as successful in mitigating these operational risks in the future.
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
As of August 31, 2025, we had approximately 779,000 employees worldwide. Our size and scale present significant management and organizational challenges. As our organization grows and evolves, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	20
culture, effectively manage and monitor our people and operations, effectively communicate our core values, policies and procedures, strategies and goals, and motivate, engage and retain our people, particularly given our world-wide operations, rate of new hires, and the significant percentage of our employees who have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites and unapproved technologies, such as public-facing, free AI tools, by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes or operate effectively under any new operating model, including the Reinvention Services change effective September 1, 2025, our business and results of operation may be negatively impacted.
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of solutions and services, or to enable us to expand in certain geographic and other markets. We have in the past and may again in the future increase the amount of capital invested in such opportunities. These acquisitions and other transactions and investments involve challenges and risks, such as that we may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations. To the extent that we increase the capital invested in such opportunities, the risks associated with such investments, further described below, also increase.
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

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	21
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
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees, clients, ecosystem partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, fines, penalties, debarment or injunctive relief against us and/or require changes to our business practices or other actions that could materially adversely affect our business, results of operations, or reputation. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future or otherwise have a material adverse effect.
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, ecosystem partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients, or if our solutions or services cause bodily injuries or death to our people, clients or the public, or property damage. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, by contributing to the design, development, manufacturing and/or engineering of client products, or by providing various operational technology, digital manufacturing and robotics or other industrial automation equipment solutions, and advisory, management and engineering services for infrastructure projects, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security, product liability, health and safety, hazardous materials and other environmental risks. A failure of a client’s system, product or infrastructure based on our solutions or services could also subject us to regulatory scrutiny or claims for significant damages that could materially adversely affect our results of operations.
In order to remain competitive, we increasingly enter into agreements based on our clients’ contract terms after conducting an assessment of the risk of doing so, which may expose us to additional risk. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the industry. We may commit to providing solutions or services that we are unable to deliver or whose delivery may reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. Moreover, as we expand our solutions and services into new areas, we may be exposed to additional and evolving risks specific to these new areas.
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
Similarly, we periodically are and in the future could become the target of litigation, investigations, or other proceedings initiated by government authorities or private actors alleging that our activities or positions related to ESG (including inclusion and diversity) are anti-competitive, discriminatory or otherwise unlawful.
While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	22
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting, information technology and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries, or failure to comply with applicable IT security, supply chain, or other requirements, could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time, or result in other adverse consequences described in the following paragraphs. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.
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
•On January 21, 2025, an executive order was issued requiring U.S. federal contractors to certify that they do not operate any programs promoting diversity, equity and inclusion that violate any applicable federal anti-discrimination laws. Additionally, various U.S federal and state government agencies and departments may initiate legal proceedings asserting our actions or programs violate the U.S False Claims Act, civil rights laws or other similar federal or state orders, laws or regulations. A violation of these or similar federal or state orders, laws or regulations, may expose us to penalties and sanctions discussed above and jeopardize our ability to continue to do work with the U.S. federal government and certain state governments, which may materially adversely affect our future results of operations.
•U.S. government contracting regulations impose strict compliance and heightened disclosure obligations. From time to time we have made required or voluntary disclosures to the government in connection with our government contracting work. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters may also lead to audits or investigations and other civil, criminal or administrative sanctions, including those described above. For example, after Accenture Federal Services (“AFS”) made a voluntary disclosure to the U.S. government, the U.S. Department of Justice initiated a civil and criminal investigation concerning whether one or more employees provided inaccurate submissions to an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. This matter could subject to us to adverse consequences, including those described in this risk factor.
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

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	23
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
•In 2025, the U.S. administration began efforts to reduce federal spending and the size of the federal workforce under the guidance of the Department of Government Efficiency. In addition, the General Services Administration (GSA)–the U.S. federal procurement agency–has instructed all federal agencies to review their contracts with consulting firms and technology product resellers contracting with the U.S. federal government, including AFS. These and similar spending reductions and contract reviews have resulted in and are likely to continue to result in contract terminations, delays and cancellations of new procurements, and reductions in price and contract scope at AFS as well as at other state and local governments, all of which have had an adverse effect on AFS’s results, and could in the future have a material impact on our results of operations or financial condition.
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
We are subject to numerous, changing, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, boycotts, immigration, internal and disclosure control obligations, securities regulation, including ESG regulation and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations, product liability, health and safety, environmental, human rights and AI regulations, such as the European Union’s AI Act. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and negative impacts to regional trade ecosystems among our clients, ecosystem partners, and us. For example, as a result of the sanctions imposed in response to the invasion of Ukraine by Russia, we are restricted from offering certain of our services to clients in some locations. It is also possible that compliance with sanctions imposed by one country could lead to reputational harm or other negative impacts to our business in another country or countries. The global nature of our operations and supply chains, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	24
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
Changes in laws and regulations could also mandate significant and costly changes to the way we implement our solutions and services or could impose additional taxes on our solutions and services. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could reduce the demand for our services and adversely affect our cost structure, profitability and results of operations. Such changes may result in contracts being terminated or work being transferred onshore, resulting in greater costs to us, and could have a negative impact on our ability to obtain future work from government clients.
Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements related to climate change, human rights and supply chain-related matters. New laws, regulations or interpretations may be more stringent than, or conflict with, other legal or regulatory requirements, which may result in increased compliance burdens and costs or changes to our operations to satisfy such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG ambitions (such as our 2040 net-zero greenhouse gas emissions target) is subject to numerous risks, many of which are outside of our control. In addition, standards for tracking and reporting on ESG matters, including climate change and human rights related matters, have not been harmonized and continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current ambitions, reported progress in achieving such ambitions, or ability to achieve such ambitions in the future.
If we are unable to protect or enforce our intellectual property rights, or if our solutions or services infringe upon the intellectual property rights of others or we lose our ability to utilize the intellectual property of others, our business could be adversely affected.
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary assets, platforms, methodologies, processes, software, hardware and other solutions. Existing laws of the various countries in which we provide solutions or services may offer only limited intellectual property protection of our solutions or services, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies and procedures, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. For example, the intellectual property legal landscape relating to AI is expected to continue to evolve in many countries in which we operate. As a result, there is uncertainty concerning the scope of patent and other intellectual property protection for AI models and outputs, which are fields in which we rely on intellectual property laws to protect our rights.
Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or proprietary methodologies and processes or independently developing solutions or services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
In addition, we cannot be sure that our solutions and services, including, for example, our AI, software and hardware solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could

ACCENTURE 2025 FORM 10-K	Item 1A. Risk Factors	25
claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our employees have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some solutions or services in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement in a cost-effective manner alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry AI, software and hardware solutions and continue to develop and deploy our AI, software and hardware solutions to multiple clients. Any infringement action brought against us or our clients could be costly to defend or lead to an expensive settlement or judgment against us.
Further, we rely on third-party software, hardware, data and other intellectual property in providing some of our solutions and services. If we lose our ability to continue using any such software, hardware, data or intellectual property for any reason, including because it is found to infringe the rights of others, we will need to obtain substitutes or seek alternative means of obtaining the technology necessary to continue to provide such solutions and services. Our inability to replace such software, hardware, data or intellectual property effectively or in a timely and cost-effective manner could materially adversely affect our results of operations.
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

ACCENTURE 2024 FORM 10-K	Item 1B. Unresolved Staff Comments	26
Item 1B. Unresolved Staff Comments
None.

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
All Accenture people are required to complete annual core information security and data privacy training, delivered in multiple courses throughout the year, to stay up-to-date on security practices and threats. In addition, our people in data-sensitive roles are provided specialized, targeted security training to increase knowledge about role-specific threats, concepts and practices. These interactive learning programs are focused on strengthening foundational knowledge and responding to emerging threats. Agile and flexible, our training program has garnered industry recognition for its innovative approach and effectiveness.
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

ACCENTURE 2025 FORM 10-K	Item 1C. Cybersecurity	27
results of operations, and financial condition; however, there is no assurance that such impacts will not be material in the future. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
Cybersecurity Governance
Our enterprise risk management program is an annual and ongoing process designed to identify, assess and manage Accenture’s risk exposures over multiple time horizons. Our enterprise risk management program and disclosure controls and procedures are designed to appropriately escalate key risks to the Board of Directors, as well as to analyze potential risks for disclosure. As part of our Board of Directors’ role in overseeing the Company’s enterprise risk management program, the Board devotes time and attention to cybersecurity and data privacy-related risks, with the Audit Committee of the Board of Directors responsible for overseeing information technology risk exposures, including cybersecurity, data privacy and data security.
The Audit Committee receives reports on cybersecurity and data privacy matters and related risk exposures from management, including our chief information security officer (“CISO”), at least twice a year and more frequently as applicable. In addition, the Audit Committee’s quarterly enterprise risk management updates include developments regarding IT security and data protection. Recent topics included integrated third-party risk management, the evolving AI security governance and innovation landscape and client data protection. The Audit Committee regularly updates the Board on such matters and the Board also periodically receives reports from management directly. We have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated within the company and, where appropriate, reported promptly to the Board.
Our CISO leads all aspects of Accenture’s global cybersecurity program, including security operations, client data protection, cyber risk reduction strategies, incident response, cybersecurity integration of acquisitions and our industry-leading behavioral change program. Our CISO joined Accenture in 1995. Prior to being appointed CISO in 2020, he helped create Accenture’s information security capability and led the implementation of information security technology. Previously, he managed large technology transformations for Accenture and for clients in the United States, Japan and Australia. Our CISO reports to our Chief Operating Officer and is supported by a team of over 1,000 people with expertise in technical architecture and security operations; governance, risk and compliance; client data protection; behavioral change; and cyber incident response, many of whom hold cybersecurity certifications and possess deep technical knowledge and experience.
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

Item 2. Properties
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, São Paolo, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have facilities and operations in more than 200 cities in 52 countries around the world. We do not own any material real property. Substantially all of our facilities are leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Item 3. Legal Proceedings

ACCENTURE 2025 FORM 10-K	Item 1C. Cybersecurity	28
The information set forth under “Legal Contingencies” in Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2025 FORM 10-K	Part II	29
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of September 26, 2025, there were 356 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of September 26, 2025, there were 14 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2025, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 22, 2025, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.63 per share on our Class A ordinary shares for shareholders of record at the close of business on October 10, 2025, payable on November 14, 2025. For the remainder of fiscal 2026, we expect to declare additional quarterly dividends in December 2025 and March and June 2026, to be paid in February, May and August 2026, respectively, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

ACCENTURE 2025 FORM 10-K	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	30
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2025. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2025 — June 30, 2025	633,762	$305.70	606,123	$3,124
July 1, 2025 — July 31, 2025	961,398	289.01	945,536	2,851
August 1, 2025 — August 31, 2025	8,341	259.47	—	2,851
Total (4)	1,603,501	$295.45	1,551,659
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2025, we purchased 1,551,659 Accenture plc Class A ordinary shares under this program for an aggregate price of $458 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2025, our aggregate available authorization for share purchases and redemptions was $2,851 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2025, the Board of Directors of Accenture plc has authorized an aggregate of $54.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 22, 2025, the Board of Directors of Accenture plc approved $5,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to $7,851 million.
(4)During the fourth quarter of fiscal 2025, Accenture purchased 51,842 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

Item 6. [Reserved]

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
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
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2025” means the 12-month period that ended on August 31, 2025. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Accenture is a leading solutions and global professional services company that helps enterprises reinvent by building their digital core and unleashing the power of AI to create value at speed across the enterprise, bringing together our people, proprietary assets and platforms, and deep ecosystem relationships. Through our Reinvention Services we bring together our capabilities across strategy, consulting, technology, operations, Song and Industry X with our deep industry expertise to create and deliver solutions and services for our clients. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment, new and rapidly changing technologies, and levels of business confidence. We continue to see significant economic and geopolitical uncertainty in many markets around the world, which has impacted and may continue to impact our business. While the discretionary environment is unchanged, clients continue to prioritize large-scale transformations, which include becoming AI-ready.
In addition, the U.S. administration is reducing federal spending and the size of the federal workforce under the guidance of the Department of Government Efficiency. We are seeing impacts from these efforts in our federal government business (“Accenture Federal Services, or AFS”), including delays in new procurements, reductions in price and contract scope, and contract terminations. These changes have had an adverse effect on AFS’s results and could in the future have a material impact on our results of operations or financial condition. For a discussion of risks related to these and other recent developments, see Item 1A, “Risk Factors.”
Key Metrics
Key metrics for fiscal 2025 compared to fiscal 2024 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share for fiscal 2025 and 2024 on a non-GAAP or “adjusted” basis to exclude the impact of business optimization costs. During the fourth quarter of fiscal 2025, we initiated business optimization actions and recorded $615 million in related costs, which includes $344 million associated with a refreshed talent strategy, as well as asset impairments of approximately $271 million primarily related to the divestiture of two acquisitions that are no longer aligned with our strategic priorities. In fiscal 2024, we recorded $438 million in business optimization costs associated with actions initiated in fiscal 2023 and completed in fiscal 2024. For additional information regarding our business optimization actions and related costs, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
•Revenues of $69.7 billion, an increase of 7% in both U.S. dollars and local currency;
•New bookings of $80.6 billion, a decrease of 1% in both U.S. dollars and local currency;

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
•Operating margin of 14.7%, a decrease from 14.8% in fiscal 2024; adjusted operating margin of 15.6%, an increase compared to 15.5% in fiscal 2024;
•Diluted earnings per share of $12.15, a 6% increase over diluted earnings per share of $11.44 in fiscal 2024; adjusted earnings per share of $12.93, an 8% increase over adjusted earnings per share of $11.95 in fiscal 2024; and
•Cash returned to shareholders of $8.3 billion, including dividends of $3.7 billion and share purchases of $4.6 billion.
Revenues

		Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Revenues for Fiscal
(in billions of U.S. dollars)		2025	2024			2025	2024

Geographic Markets	Americas (1)	$35.1	$32.6	8%	9%	50%	50%
	EMEA	24.6	22.8	8	6	35	35
	Asia Pacific (1)	10.0	9.5	5	4	14	15
	Total Revenues	$69.7	$64.9	7%	7%	100%	100%

Industry Groups	Communications, Media & Technology	$11.5	$10.8	6%	6%	16%	17%
	Financial Services	12.8	11.6	10	10	18	18
	Health & Public Service	14.8	13.8	7	6	21	21
	Products	21.2	19.6	8	8	30	30
	Resources	9.5	9.1	5	5	14	14
	Total Revenues	$69.7	$64.9	7%	7%	100%	100%

Type of Work	Consulting	$35.1	$33.2	6%	5%	50%	51%
	Managed Services	34.6	31.7	9	9	50	49
	Total Revenues	$69.7	$64.9	7%	7%	100%	100%

Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Revenues for fiscal 2025 increased 7% in both U.S. dollars and local currency compared to fiscal 2024. During fiscal 2025, revenue growth in local currency was very strong in the Americas, strong in EMEA and solid in Asia Pacific. We experienced local currency revenue growth that was very strong in Financial Services & Products, strong in Health & Public Service and Communications, Media & Technology and solid in Resources. Revenue growth in local currency was very strong in managed services and solid in consulting. While the business environment remained competitive, pricing improved in several areas of our business. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for fiscal 2025 increased 6% in U.S. dollars and 5% in local currency compared to fiscal 2024. Consulting revenue growth in local currency for fiscal 2025 was driven by strong growth in the Americas, solid growth in EMEA and modest growth in Asia Pacific. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, leveraging cloud, enterprise platforms, security, AI and data, including advanced AI, as well as our change capabilities to help clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings, supply chain and operational resilience, as well as to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, particularly for smaller contracts with a shorter duration.
In our managed services business, revenues for fiscal 2025 increased 9% in both U.S. dollars and local currency compared to fiscal 2024. Managed services revenue growth in local currency for fiscal 2025 was driven by very strong growth in the Americas and strong growth in EMEA and Asia Pacific. We continue to experience growing demand to assist clients with reinvented operations, application development and maintenance, and infrastructure management including cloud and security. Clients continue to be focused on transforming their operations through technology, AI and data, and leveraging our proprietary assets and platforms and talent to drive productivity and cost savings.
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

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. There was minimal currency translation impact for fiscal 2025 compared to fiscal 2024. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2026 revenue growth in U.S. dollars will be approximately 2% higher than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Voluntary Attrition
92%	779,000+	14%
consistent with fiscal 2024	compared to approximately 774,000 as of August 31, 2024	compared to 13% in fiscal 2024

Utilization for fiscal 2025 was 92%, consistent with fiscal 2024. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our solutions and services, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, increased to approximately 779,000 as of August 31, 2025, compared to approximately 774,000 as of August 31, 2024.
For fiscal 2025, attrition, excluding involuntary terminations, was 14%, compared to 13% in fiscal 2024. For the fourth quarter of fiscal 2025, annualized attrition, excluding involuntary terminations, was 15%, down from 16% in the third quarter of fiscal 2025. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
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
Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of solutions and services clients are demanding; recover or offset increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate new employees.
New Bookings

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	2025	2024
Consulting	$37.6	$37.0	2%	2%
Managed Services	43.0	44.2	(3)	(3)
Total New Bookings	$80.6	$81.2	(1)%	(1)%
We provide information regarding our new bookings, which include new contracts, including those acquired through acquisitions, as well as renewals, extensions and changes to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large managed services contracts. The types of solutions and services clients are demanding and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, managed services bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to consulting bookings.
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

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
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

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
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
Revenues by Segment/Geographic Market
Our three reportable operating segments are our geographic markets, the Americas, EMEA and Asia Pacific. In addition to reporting revenues by geographic market and industry group, we also report revenues by two types of work: consulting and managed services, which represent the services sold by our geographic markets. Consulting revenues, which include strategy, management and technology consulting and technology integration consulting, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Managed services revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Results of Operations for Fiscal 2025 Compared to Fiscal 2024
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	2025	2024
Geographic Markets
Americas (1)	$35,057	$32,552	8%	9%
EMEA	24,644	22,818	8	6
Asia Pacific (1)	9,972	9,526	5	4
Total Revenues	$69,673	$64,896	7%	7%
Industry Groups
Communications, Media & Technology	$11,454	$10,837	6%	6%
Financial Services	12,774	11,610	10	10
Health & Public Service	14,763	13,841	7	6
Products	21,197	19,554	8	8
Resources	9,485	9,054	5	5
Total Revenues	$69,673	$64,896	7%	7%
Type of Work
Consulting	$35,107	$33,195	6%	5%
Managed Services	34,566	31,701	9	9
Total Revenues	$69,673	$64,896	7%	7%
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for fiscal 2025 compared to fiscal 2024:
•Americas revenues increased 9% in local currency, led by growth in Banking & Capital Markets, Industrials and Software & Platforms. Revenue growth was driven by the United States.
•EMEA revenues increased 6% in local currency, led by growth in Public Service, Life Sciences, Insurance, Health and Consumer Goods, Retail & Travel Services. Revenue growth was driven by the United Kingdom and Germany, partially offset by a decline in France.
•Asia Pacific revenues increased 4% in local currency, led by growth in Utilities, Banking & Capital Markets, Public Service and Insurance, partially offset by a decline in Chemicals & Natural Resources. Revenue growth was driven by Japan and Australia, partially offset by a decline in Singapore.
Operating Expenses
Operating expenses for fiscal 2025 increased $4,147 million over fiscal 2024, and increased as a percentage of revenues to 85.3% from 85.2% in fiscal 2024.
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of people serving our clients, which consists mainly of compensation and other payroll costs, as well as non-payroll costs such as subcontractors, facilities, technology and travel. Cost of services and the related gross margin may be impacted by several factors, including contract profitability, which includes the pricing on the work that we sell, as well as by the investments we make in our business and our people, such as research and development to build assets, platforms and industry and functional solutions, learning and professional development and strategic acquisitions. Sales and marketing costs are driven primarily by compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2025		2024		Increase (Decrease)
Operating Expenses	$59,447	85.3%	$55,301	85.2%	$4,147
Cost of services	47,438	68.1	43,734	67.4	3,703
Sales and marketing	7,043	10.1	6,847	10.6	197
General and administrative costs	4,351	6.2	4,281	6.6	70
Business optimization costs	615	0.9	438	0.7	177
Amounts in table may not total due to rounding.

Cost of Services
Cost of services for fiscal 2025 increased $3,703 million, or 8%, over fiscal 2024, and increased as a percentage of revenues to 68.1% over 67.4% during this period. Gross margin for fiscal 2025 decreased as a percentage of revenues to 31.9% from 32.6% during fiscal 2024. The decrease in gross margin was primarily due to higher payroll costs.
Sales and Marketing
Sales and marketing expense for fiscal 2025 increased $197 million, or 3%, over fiscal 2024, and decreased as a percentage of revenues to 10.1% from 10.6% during this period due to lower payroll and non-payroll costs.
General and Administrative Costs
General and administrative costs for fiscal 2025 increased $70 million, or 2%, over fiscal 2024, and decreased as a percentage of revenues to 6.2% from 6.6% during this period primarily due to lower payroll costs.
Business Optimization Costs
During the fourth quarter of fiscal 2025, we initiated business optimization actions and recorded $615 million in related costs, which includes $344 million related to a talent rotation that we are making in a compressed timeline, as well as asset impairments of approximately $271 million primarily related to the divestiture of two acquisitions that are no longer aligned with our strategic priorities. During fiscal 2024, we recorded business optimization costs of $438 million associated with actions initiated in fiscal 2023 and completed in fiscal 2024, primarily for employee severance. For additional information, see Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis excluding the business optimization costs recorded in fiscal 2025 and 2024 as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets is as follows:

	Fiscal
	2025		2024
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas (1)	$5,324	15%	$5,080	16%	$245
EMEA	3,091	13	2,804	12	287
Asia Pacific (1)	1,810	18	1,713	18	98
Total	$10,226	14.7%	$9,596	14.8%	$630
Amounts in table may not total due to rounding.
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Operating income for fiscal 2025 increased $630 million, or 7%, compared with fiscal 2024. Operating margin for fiscal 2025 was 14.7%, compared with 14.8% for fiscal 2024.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2025 was similar to that disclosed for revenue for each geographic market. Additionally, operating costs for our geographic markets increased in line with revenues. The commentary below provides insight into other factors affecting geographic market performance and operating income for fiscal 2025 compared with fiscal 2024:
•Americas operating income increased due to revenue growth, partially offset by higher business optimization costs.
•EMEA operating income increased due to revenue growth and lower business optimization costs.
•Asia Pacific operating income increased due to revenue growth and lower business optimization costs.
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for fiscal 2025 and fiscal 2024 by 90 and 70 basis points, respectively. Adjusted operating margin for fiscal 2025 was 15.6% compared to adjusted operating margin for fiscal 2024 of 15.5%.

	Fiscal
	2025				2024
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (2)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas (3)	$5,324	$420	$5,745	16%	$5,080	$83	$5,163	16%	$582
EMEA	3,091	132	3,223	13	2,804	249	3,052	13	171
Asia Pacific (3)	1,810	63	1,873	19	1,713	107	1,819	19	54
Total	$10,226	$615	$10,841	15.6%	$9,596	$438	$10,034	15.5%	$807
Amounts in table may not total due to rounding.
(1)Costs recorded in connection with business optimization actions initiated in fiscal 2025, including $344 million for employee severance associated with headcount reductions we are making in a compressed timeline and $271 million for asset impairments primarily related to the divestiture of two acquisitions in the Americas that are no longer aligned with our strategic priorities.
(2)Costs recorded in connection with business optimization actions initiated in fiscal 2023 and completed in fiscal 2024, primarily for employee severance.
(3)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Interest Income
Interest income for fiscal 2025 was $336 million, an increase of $64 million, or 24%, over fiscal 2024. The increase was primarily due to a higher average cash balance.
Interest Expense
Interest expense for fiscal 2025 was $229 million, an increase of $170 million over fiscal 2024. The increase was primarily due to an increase in long-term debt.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2025, Other income (expense), net decreased $47 million, or 43%, from fiscal 2024, primarily due to higher gains on investments.
Income Tax Expense
The effective tax rate for fiscal 2025 was 23.7%, compared with 23.5% for fiscal 2024.
Income Tax Expense Excluding Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $615 million and related reduction in tax expense of $126 million, our adjusted effective tax rate was 23.6% for fiscal 2025. Excluding the business optimization costs of $438 million and related reduction in tax expense of $111 million, our adjusted effective tax rate was 23.6% for fiscal 2024.

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests reflects the income earned or expense incurred attributable to the equity interest that some current and former members of Accenture Leadership and their permitted transferees have in our Accenture Canada Holdings Inc. subsidiary. See “Business—Organizational Structure.” Noncontrolling interests also include amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary. Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc.
Earnings Per Share
Diluted earnings per share were $12.15 for fiscal 2025, compared with $11.44 for fiscal 2024. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Earnings Per Share Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs of $489 million and $327 million, net of related taxes, decreased diluted earnings per share by $0.78 and $0.51 for fiscal 2025 and fiscal 2024, respectively. Adjusted diluted earnings per share were $12.93 and $11.95 for fiscal 2025 and fiscal 2024, respectively.

Fiscal
2024 As Reported	$11.44
Business optimization costs	0.69
Tax effect of business optimization costs (1)	(0.18)
2024 As Adjusted	$11.95

2025 As Reported	$12.15
Business optimization costs	0.98
Tax effect of business optimization costs (1)	(0.20)
2025 As Adjusted	$12.93
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
The increase in adjusted diluted earnings per share for fiscal 2025 compared to fiscal 2024 is due to the following factors:

Fiscal
2024 As Adjusted	$11.95
Higher revenue and operating results	0.97
Lower share count	0.07
Lower effective tax rate	0.01
Lower non-operating income	(0.07)
2025 As Adjusted	$12.93
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
Results of Operations for Fiscal 2024 Compared to Fiscal 2023
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
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
•develop new solutions and services; or
•repay outstanding borrowings and other debt.
See Note 10 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for further information regarding our outstanding borrowings and other debt.
As of August 31, 2025, Cash and cash equivalents were $11.5 billion, compared with $5.0 billion as of August 31, 2024.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2025	2024
Net cash provided by (used in):
Operating activities	$11,474	$9,131	$2,343
Investing activities	(2,020)	(7,062)	5,042
Financing activities	(2,948)	(6,064)	3,115
Effect of exchange rate changes on cash and cash equivalents	(32)	(46)	14
Net increase (decrease) in cash and cash equivalents	$6,474	$(4,041)	$10,515
Amounts in table may not total due to rounding.
Operating activities: The $2,343 million increase in operating cash flows was primarily due to higher net income and lower cash outflows for certain compensation payments compared to the prior year.
Investing activities: The $5,042 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 6 (Business Combinations and Dispositions) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $3,115 million decrease in cash used was primarily due to higher net proceeds from borrowings. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of August 31, 2025, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
For additional information regarding our outstanding borrowings, credit facilities and other debt, see Note 10 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and supplementary Data.”

ACCENTURE 2025 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2026. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Events
See Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2025, we had commitments of $3 billion related to cloud hosting arrangements, software subscriptions, information technology services and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Payments under these commitments are estimated to be made as follows:

(in millions of U.S. dollars)	Payments (1)
Less than 1 year	$1,154
1-3 years	1,275
3-5 years	513
More than 5 years	38
Total	$2,980
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

ACCENTURE 2025 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	42
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, the most significant of which are U.S. dollar/Japanese yen, U.S. dollar/Indian rupee, U.S. dollar/Euro, U.S. dollar/U.K. pound, U.S. dollar/Australian dollar, U.S. dollar/Swiss franc, U.S. dollar/Philippine peso and U.S. dollar/Chinese yuan, are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee and U.K. pound/Indian rupee, typically have maturities not exceeding three years and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2025, it was anticipated that approximately $115 million of net losses, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $722 million and $655 million as of August 31, 2025 and 2024, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2025 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluations of privately held companies are based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2025.

ACCENTURE 2025 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	43
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

ACCENTURE 2025 FORM 10-K	Item 9A. Controls and Procedures	44
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
KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its auditor’s report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the fourth quarter of fiscal 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Julie Sweet	Chair and chief executive officer	Adopted on July 12, 2025	October 22, 2025 - July 24, 2026	39,000	(2)
Manish Sharma	Chief strategy and services officer	Adopted on June 24, 2025	October 22, 2025 - July 24, 2026	11,500	(2)
Ryoji Sekido	Chief executive officer— Asia Pacific	Adopted on June 24, 2025	October 22, 2025 - July 24, 2026	6,000	(2)
Mauro Macchi	Chief executive officer— EMEA	Adopted on July 28, 2025	October 27, 2025 - July 24, 2026	4,000
(1)    Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
(2)    The actual number of shares sold will depend on the vesting of certain performance-based equity awards and the number of shares withheld by Accenture to satisfy its income tax withholding obligations, and may vary from the approximate number provided.

ACCENTURE 2025 FORM 10-K	Item 9A. Controls and Procedures	45
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

ACCENTURE 2025 FORM 10-K	Part III	46
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2025 Annual General Meeting of Shareholders filed with the SEC on December 16, 2024.
Information about our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2026 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2026 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2026 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2026 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year covered by this Form 10-K.

ACCENTURE 2025 FORM 10-K	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2025, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	1,872	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	16,388,598	(2)	—	20,971,852
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	46,056,389
Equity compensation plans not approved by shareholders	—		N/A	—
Total	16,390,470			67,028,241
(1)Consists of 1,872 restricted share units.
(2)Consists of 16,388,598 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2026 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2026 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2026 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2026 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year covered by this Form 10-K.

ACCENTURE 2025 FORM 10-K	Item 14. Principal Accountant Fees and Services	48
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2026 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2026 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year covered by this Form 10-K.

ACCENTURE 2025 FORM 10-K	Part IV	49
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2025 and 2024 and for the three years ended August 31, 2025—Included in Part II of this Form 10-K:
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statements of Comprehensive Income
Consolidated Shareholders’ Equity Statements
Consolidated Cash Flows Statements
Notes to Consolidated Financial Statements
2.   Financial Statement Schedules:
None
3.   Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)
3.2	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
4.1	Description of Accenture plc’s Securities (incorporated by reference to Exhibit 4.1 to the August 31, 2024 10-K)
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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 31, 2024)

ACCENTURE 2025 FORM 10-K	Item 15. Exhibits, Financial Statement Schedules	50

10.7*	Amended and Restated 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on January 31, 2024)
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

10.17*	2015 Sub-plan for Restricted Share Units Granted in France, as amended (incorporated by reference to Exhibit 10.1 to the February 28, 2022 10-Q )
10.18*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2025 10-Q)
10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2023 10-Q)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2024 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2025 10-Q)

10.22*	Form of Fiscal 2023 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 28, 2023 10-Q)
10.23*	Form of Fiscal 2024 Key Executive Performance-Based Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.6 to the February 29, 2024 10-Q)
10.24*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2023 10-Q)

10.25*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2024 10-Q)

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2025 10-Q)

10.27*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 29, 2024 10-Q)
10.28*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement in France (incorporated by reference to Exhibit 10.7 to the February 28, 2025 10-Q
10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2024 10-Q)

10.30*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2025 10-Q)

10.31*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2025 10-Q )

10.32*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2022 10-Q)
10.33*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
10.34*	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the November 30, 2023 10-Q)
10.35*	Relocation Benefits Agreement between Accenture LLP and Manish Sharma (incorporated by reference to Exhibit 10.2 to the November 30, 2023 10-Q)

ACCENTURE 2025 FORM 10-K	Item 15. Exhibits, Financial Statement Schedules	51

10.36*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.1 to November 30, 2024 10-Q)
19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1*	Mandatory Recoupment Policy (incorporated by reference to Exhibit 97.1 to the August 31, 2023 10-K)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2025 and August 31, 2024, (ii) Consolidated Income Statements for the years ended August 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2025, 2024 and 2023, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2025, 2024 and 2023, (v) Consolidated Cash Flows Statements for the years ended August 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2025, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2025 FORM 10-K	Signatures	52
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 10, 2025 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, Angie Park and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 10, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer, Chair of the Board and Director
Julie Sweet	(principal executive officer)

/s/ ANGIE PARK	Chief Financial Officer
Angie Park	(principal financial officer)

/s/ MELISSA A. BURGUM	Chief Accounting Officer
Melissa A. Burgum	(principal accounting officer)

/s/ ARUN SARIN	Lead Director
Arun Sarin

/s/ JAIME ARDILA	Director
Jaime Ardila

ACCENTURE 2025 FORM 10-K	Signatures	53

/s/ MARTIN BRUDERMÜLLER	Director
Martin Brudermüller

/s/ ALAN JOPE	Director
Alan Jope

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ JENNIFER NASON	Director
Jennifer Nason

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

/s/ MASAHIKO UOTANI	Director
Masahiko Uotani

ACCENTURE 2025 FORM 10-K	Index to Consolidated Financial Statements	F-1
Accenture plc
1

ACCENTURE 2025 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and subsidiaries (the Company) as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ACCENTURE 2025 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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

Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $2,410 million of unrecognized tax benefits as of August 31, 2025. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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

ACCENTURE 2025 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
October 10, 2025

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2025 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2025 and 2024

	August 31, 2025	August 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,478,729	$5,004,469
Short-term investments	5,945	5,396
Receivables and contract assets	14,985,073	13,664,847
Other current assets	2,430,942	2,183,069
Total current assets	28,900,689	20,857,781
NON-CURRENT ASSETS:
Contract assets	180,362	120,260
Investments	721,260	334,664
Property and equipment, net	1,566,374	1,521,119
Lease assets	2,740,321	2,757,396
Goodwill	22,536,416	21,120,179
Deferred contract costs	1,025,391	862,140
Deferred tax assets	3,791,215	4,147,496
Intangibles	2,410,755	2,904,031
Other non-current assets	1,522,114	1,307,297
Total non-current assets	36,494,208	35,074,582
TOTAL ASSETS	$65,394,897	$55,932,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$114,484	$946,229
Accounts payable	2,695,589	2,743,807
Deferred revenues	6,073,170	5,174,923
Accrued payroll and related benefits	8,084,214	7,050,833
Income taxes payable	701,219	719,084
Lease liabilities	729,003	726,202
Other accrued liabilities	1,954,418	1,615,049
Total current liabilities	20,352,097	18,976,127
NON-CURRENT LIABILITIES:
Long-term debt	5,034,169	78,628
Deferred revenues	642,361	641,091
Retirement obligation	1,858,499	1,815,867
Deferred tax liabilities	471,931	428,845
Income taxes payable	1,291,921	1,514,869
Lease liabilities	2,305,210	2,369,490
Other non-current liabilities	1,197,742	939,198
Total non-current liabilities	12,801,833	7,787,988
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2025 and August 31, 2024	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 657,964,764 and 672,484,852 shares issued as of August 31, 2025 and August 31, 2024, respectively	14	15
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 302,358 and 307,754 shares issued and outstanding as of August 31, 2025 and August 31, 2024, respectively	—	—
Restricted share units	2,790,652	2,614,608
Additional paid-in capital	16,603,344	14,710,857
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2025 and August 31, 2024; Class A ordinary, 36,108,842 and 47,204,565 shares as of August 31, 2025 and August 31, 2024, respectively	(7,751,973)	(10,564,572)
Retained earnings	21,018,731	23,082,423
Accumulated other comprehensive loss	(1,465,379)	(1,554,742)
Total Accenture plc shareholders’ equity	31,195,446	28,288,646
Noncontrolling interests	1,045,521	879,602
Total shareholders’ equity	32,240,967	29,168,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,394,897	$55,932,363
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2025 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2025, 2024 and 2023

	2025	2024	2023
REVENUES:
Revenues	$69,672,977	$64,896,464	$64,111,745
OPERATING EXPENSES:
Cost of services	47,437,576	43,734,147	43,380,138
Sales and marketing	7,043,445	6,846,714	6,582,629
General and administrative costs	4,350,968	4,281,316	4,275,943
Business optimization costs	615,324	438,440	1,063,146
Total operating expenses	59,447,313	55,300,617	55,301,856
OPERATING INCOME	10,225,664	9,595,847	8,809,889
Interest income	336,324	272,256	280,409
Interest expense	(228,555)	(58,969)	(47,525)
Other income (expense), net	(63,040)	(109,811)	96,559
INCOME BEFORE INCOME TAXES	10,270,393	9,699,323	9,139,332
Income tax expense	2,437,993	2,280,126	2,135,802
NET INCOME	7,832,400	7,419,197	7,003,530
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(7,240)	(7,198)	(7,204)
Net income attributable to noncontrolling interests – other	(146,727)	(147,212)	(124,769)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$7,678,433	$7,264,787	$6,871,557
Weighted average Class A ordinary shares:
Basic	624,891,649	627,852,613	630,608,186
Diluted	632,435,108	635,940,044	638,591,616
Earnings per Class A ordinary share:
Basic	$12.29	$11.57	$10.90
Diluted	$12.15	$11.44	$10.77
Cash dividends per share	$5.92	$5.16	$4.48
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2025 FORM 10-K		F-7

Consolidated Statements of Comprehensive Income
For the Years Ended August 31, 2025, 2024 and 2023

	2025	2024	2023
NET INCOME	$7,832,400	$7,419,197	$7,003,530
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	235,681	214,889	341,688
Defined benefit plans	58,232	(27,669)	122,268
Cash flow hedges	(204,550)	1,139	(16,715)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	89,363	188,359	447,241
Other comprehensive income (loss) attributable to noncontrolling interests	6,231	2,117	8,489
COMPREHENSIVE INCOME	$7,927,994	$7,609,673	$7,459,260

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$7,767,796	$7,453,146	$7,318,798
Comprehensive income attributable to noncontrolling interests	160,198	156,527	140,462
COMPREHENSIVE INCOME	$7,927,994	$7,609,673	$7,459,260
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2025 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2025, 2024 and 2023

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2022	$57	40	$15	664,561	$—	501	$2,091,382	$10,679,180	$(6,678,037)	(33,434)	$18,203,842	$(2,190,342)	$22,106,097	$640,991	$22,747,088
Net income											6,871,557		6,871,557	131,973	7,003,530
Other comprehensive income (loss)												447,241	447,241	8,489	455,730
Purchases of Class A shares								3,915	(4,322,529)	(15,314)			(4,318,614)	(3,915)	(4,322,529)
Cancellation of treasury shares				(8,828)				(175,701)	2,595,281	8,828	(2,419,580)		—		—
Share-based compensation expense							1,790,886	122,165					1,913,051		1,913,051
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(176)		(7,874)					(7,874)		(7,874)
Issuances of Class A shares for employee share programs				8,883			(1,592,561)	2,151,005	1,342,773	3,529	(401,493)		1,499,724	1,345	1,501,069
Dividends							113,667				(2,938,102)		(2,824,435)	(2,959)	(2,827,394)
Other, net								6,092					6,092	(10,170)	(4,078)
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2025 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2025, 2024 and 2023

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											7,264,787		7,264,787	154,410	7,419,197
Other comprehensive income (loss)												188,359	188,359	2,117	190,476
Purchases of Class A shares								3,867	(4,509,392)	(13,913)			(4,505,525)	(3,867)	(4,509,392)
Share-based compensation expense							1,821,490	120,100					1,941,590		1,941,590
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(17)		(15,254)					(15,254)		(15,254)
Issuances of Class A shares for employee share programs				7,869			(1,739,452)	2,280,198	1,007,332	3,059	(131,133)		1,416,945	1,186	1,418,131
Dividends							129,196				(3,367,455)		(3,238,259)	(3,220)	(3,241,479)
Other, net								(456,836)					(456,836)	(36,778)	(493,614)
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2025 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2025, 2024 and 2023

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											7,678,433		7,678,433	153,967	7,832,400
Other comprehensive income (loss)												89,363	89,363	6,231	95,594
Purchases of Class A shares								3,708	(4,614,969)	(14,082)			(4,611,261)	(3,708)	(4,614,969)
Cancellation of treasury shares			(1)	(22,739)				(771,268)	6,666,403	22,739	(5,895,134)		—		—
Share-based compensation expense							1,974,575	119,303					2,093,878		2,093,878
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(4,528)					(4,528)		(4,528)
Issuances of Class A shares for employee share programs				8,219			(1,933,220)	2,540,363	761,165	2,439	(15,625)		1,352,683	1,070	1,353,753
Dividends							134,689				(3,831,366)		(3,696,677)	(3,492)	(3,700,169)
Other, net								4,909					4,909	11,851	16,760
Balance as of August 31, 2025	$57	40	$14	657,965	$—	302	$2,790,652	$16,603,344	$(7,751,973)	(36,149)	$21,018,731	$(1,465,379)	$31,195,446	$1,045,521	$32,240,967
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2025 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2025, 2024 and 2023

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,832,400	$7,419,197	$7,003,530
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	2,441,594	2,168,038	2,281,085
Share-based compensation expense	2,093,878	1,941,590	1,913,051
Deferred tax expense (benefit)	357,348	(93,988)	(268,953)
Other, net	(200,473)	(144,920)	(219,082)
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	(1,021,191)	(601,935)	87,669
Other current and non-current assets	(1,067,698)	(853,202)	(526,228)
Accounts payable	(110,554)	46,512	(171,217)
Deferred revenues, current and non-current	706,585	28,401	159,819
Accrued payroll and related benefits	904,322	(614,771)	(261,913)
Income taxes payable, current and non-current	(300,251)	114,076	113,251
Other current and non-current liabilities	(161,561)	(277,971)	(586,744)
Net cash provided by (used in) operating activities	11,474,399	9,131,027	9,524,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(600,039)	(516,509)	(528,172)
Purchases of businesses and investments, net of cash acquired	(1,471,255)	(6,582,702)	(2,530,863)
Proceeds from the sale of businesses and investments, net of cash transferred	36,834	28,721	424,387
Other investing, net	14,810	8,672	12,178
Net cash provided by (used in) investing activities	(2,019,650)	(7,061,818)	(2,622,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,353,753	1,418,131	1,501,069
Purchases of shares	(4,619,497)	(4,524,646)	(4,330,403)
Proceeds from debt	5,061,085	1,599,033	100,000
Repayments of debt	(931,885)	(771,246)	—
Cash dividends paid	(3,700,169)	(3,241,479)	(2,827,394)
Other financing, net	(111,621)	(543,301)	(88,598)
Net cash provided by (used in) financing activities	(2,948,334)	(6,063,508)	(5,645,326)
Effect of exchange rate changes on cash and cash equivalents	(32,155)	(46,264)	(101,273)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,474,260	(4,040,563)	1,155,199
CASH AND CASH EQUIVALENTS, beginning of period	5,004,469	9,045,032	7,889,833
CASH AND CASH EQUIVALENTS, end of period	$11,478,729	$5,004,469	$9,045,032
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$155,428	$37,182	$46,505
Income taxes paid, net	$2,471,554	$2,386,620	$2,315,920
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture is a leading solutions and global professional services company that helps enterprises reinvent by building their digital core and unleashing the power of AI to create value at speed across the enterprise, bringing together our people, proprietary assets and platforms, and deep ecosystem relationships. Through our Reinvention Services we bring together our capabilities across strategy, consulting, technology, operations, Song and Industry X with our deep industry expertise to create and deliver solutions and services for our clients. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries.
The shares of Accenture Canada Holdings Inc. held by persons other than us are treated as noncontrolling interests in the Consolidated Financial Statements. The noncontrolling interests were less than 1% as of August 31, 2025 and 2024, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2025” means the 12-month period that ended on August 31, 2025. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-13

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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-14

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
Allowance for Credit Losses—Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of August 31, 2025 and 2024, the total allowances recorded for credit losses recorded for client receivables and contract assets was $32,247 and $27,561, respectively. The change in the allowance is primarily due to changes in gross client receivables, contract assets and immaterial write-offs.
Concentrations of Credit Risk
Our financial instruments, consisting primarily of cash and cash equivalents, foreign currency exchange rate instruments and client receivables, are exposed to concentrations of credit risk. We place our cash and cash equivalents and foreign exchange instruments with highly rated financial institutions, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-15

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
Our non-current investments are as follows:

	August 31, 2025	August 31, 2024
Equity method investments	$355,276	$128,634
Investments without readily determinable fair values	365,984	206,030
Total non-current investments	$721,260	$334,664

For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee is included as a component of Other income (expense), net.
For equity securities without a readily determinable fair value, we use the fair value measurement alternative and measure the securities at cost less impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Depreciation and Amortization
See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for fiscal 2025, 2024 and 2023, respectively.

	Fiscal
	2025	2024	2023
Depreciation	$622,493	$547,935	$620,659
Amortization—Deferred transition	337,072	352,045	339,139
Amortization—Intangible assets	745,892	530,062	440,957
Operating lease cost	729,727	719,434	868,082
Other	6,410	18,562	12,248
Total depreciation, amortization and other	$2,441,594	$2,168,038	$2,281,085
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	3 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by reporting unit, which we define as our reportable operating segments, annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2025 or 2024, as each reportable segment’s estimated fair value substantially exceeded its carrying value.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-16

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
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2025	2024	2023
Research and development costs	$817,300	$1,150,430	$1,298,657
Advertising costs (1)	78,519	104,510	100,652
Provision for (release of) doubtful accounts (2)	11,589	10,163	3,856
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowance for Credit Losses—Client Receivables and Contract Assets.”
Business Optimization
Actions Initiated in Fiscal 2025
During the fourth quarter of fiscal 2025, we began implementing a refreshed three-pronged talent strategy to meet current and future client demand: investing in upskilling people, which has been and continues to be our primary focus; exiting people in a compressed timeline where reskilling is not a viable path for the skills we need; and identifying areas to drive even more operating efficiencies in our business, including through AI. We recorded $615 million in business optimization costs during the fourth quarter of fiscal 2025. This includes employee severance of approximately $344 million associated with headcount reductions that we are making in a compressed timeline, as well as asset impairments of approximately $271 million primarily related to the divestiture of two acquisitions in the Americas that are no longer aligned with our strategic priorities. We expect to record additional costs of approximately $250 million in the first quarter of fiscal 2026, primarily for employee severance, for a total of approximately $865 million over the six-month period. The actual amount and timing of costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
Actions Initiated in Fiscal 2023
During the second quarter of fiscal 2023, we initiated actions to streamline our operations, transform our non-billable corporate functions and consolidate our office space to reduce costs. We recorded a total of $1.5 billion related to these actions, primarily for employee severance, which were completed as of August 31, 2024.
Total business optimization costs by reportable operating segment for fiscal 2025 and 2024 were as follows:

	Fiscal
	2025	2024
Americas (1)	$420,469	$83,201
EMEA	131,980	248,724
Asia Pacific (1)	62,875	106,515
Total business optimization costs	$615,324	$438,440
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-17

Recently Adopted Accounting Pronouncements
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, which requires entities to enhance disclosures regarding their segments, including significant segment expenses. We retrospectively adopted this standard in our annual fiscal 2025 financial statements. See Note 16 (Segment Reporting) to these Consolidated Financial Statements for more information.
New Accounting Pronouncements
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-18

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $34 billion and $30 billion as of August 31, 2025 and 2024, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 65% of our remaining performance obligations as of August 31, 2025 as revenue in fiscal 2026, an additional 16% in fiscal 2027, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for both fiscal 2025 and 2024.
Contract Balances
Deferred transition revenues were $642,361 and $641,091 as of August 31, 2025 and 2024, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $1,025,391 and $862,140 as of August 31, 2025 and 2024, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2025, 2024 and 2023 was $337,072, $352,045 and $339,139, respectively.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	August 31, 2025	August 31, 2024
Receivables	$13,065,433	$11,873,442
Contract assets (current)	1,919,640	1,791,405
Receivables and contract assets, net of allowance (current)	14,985,073	13,664,847
Contract assets (non-current)	180,362	120,260
Deferred revenues (current)	6,073,170	5,174,923
Deferred revenues (non-current)	642,361	641,091
Changes in the contract asset and liability balances during fiscal 2025, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2025 that were included in Deferred revenues as of August 31, 2024 were $4.3 billion. Revenues recognized during fiscal 2024 that were included in Deferred revenues as of August 31, 2023 were $4.2 billion.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-19

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2025	2024	2023
Basic Earnings per share
Net income attributable to Accenture plc	$7,678,433	$7,264,787	$6,871,557
Basic weighted average Class A ordinary shares	624,891,649	627,852,613	630,608,186
Basic earnings per share	$12.29	$11.57	$10.90
Diluted Earnings per share
Net income attributable to Accenture plc	$7,678,433	$7,264,787	$6,871,557
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	7,240	7,198	7,204
Net income for diluted earnings per share calculation	$7,685,673	$7,271,985	$6,878,761
Basic weighted average Class A ordinary shares	624,891,649	627,852,613	630,608,186
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	588,890	621,333	660,420
Diluted effect of employee compensation related to Class A ordinary shares	6,514,861	7,232,113	7,207,770
Diluted effect of share purchase plans related to Class A ordinary shares	439,708	233,985	115,240
Diluted weighted average Class A ordinary shares (2)	632,435,108	635,940,044	638,591,616
Diluted earnings per share	$12.15	$11.44	$10.77
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-20

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2025	2024	2023
Foreign currency translation
Beginning balance	$(1,295,743)	$(1,510,632)	$(1,852,320)
Foreign currency translation	242,799	215,655	349,151
Income tax benefit (expense)	(750)	1,376	918
Portion attributable to noncontrolling interests	(6,368)	(2,142)	(8,381)
Foreign currency translation, net of tax	235,681	214,889	341,688
Ending balance	(1,060,062)	(1,295,743)	(1,510,632)

Defined benefit plans
Beginning balance	(254,172)	(226,503)	(348,771)
Actuarial gains (losses)	74,486	(67,860)	147,499
Pension settlement	(437)	(5,276)	(9,481)
Prior service costs arising during the period	—	(307)	11,888
Reclassifications into net periodic pension and post-retirement expense	16,981	26,080	34,634
Income tax benefit (expense)	(32,743)	19,668	(62,147)
Portion attributable to noncontrolling interests	(55)	26	(125)
Defined benefit plans, net of tax	58,232	(27,669)	122,268
Ending balance	(195,940)	(254,172)	(226,503)

Cash flow hedges
Beginning balance	(4,827)	(5,966)	10,749
Unrealized gain (loss)	(265,161)	22,139	(64,331)
Reclassification adjustments into Cost of services	10,165	(28,386)	27,865
Income tax benefit (expense)	50,254	7,387	19,734
Portion attributable to noncontrolling interests	192	(1)	17
Cash flow hedges, net of tax	(204,550)	1,139	(16,715)
Ending balance (1)	(209,377)	(4,827)	(5,966)

Accumulated other comprehensive loss	$(1,465,379)	$(1,554,742)	$(1,743,101)
(1)As of August 31, 2025, $115,077 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-21

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2025	August 31, 2024
Computers, related equipment and software	$2,260,910	$2,163,222
Furniture and fixtures	447,533	431,516
Leasehold improvements	1,784,561	1,640,236
Property and equipment, gross	4,493,004	4,234,974
Total accumulated depreciation	(2,926,630)	(2,713,855)
Property and equipment, net	$1,566,374	$1,521,119
Depreciation expense for fiscal 2025, 2024 and 2023 was $622,493, $547,935 and $620,659, respectively.

6. Business Combinations
We completed a number of individually immaterial acquisitions during fiscal 2025, 2024 and 2023. These acquisitions were completed primarily to expand our solutions and services offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2025	2024	2023
Total consideration	$1,168,698	$6,456,648	$2,482,109
Goodwill	1,054,190	5,320,890	2,094,972
Intangible assets	199,120	1,265,290	544,661
The intangible assets primarily consist of customer-related intangibles, which are being amortized over four to eighteen years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-22

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2023	Additions/ Adjustments	Foreign Currency Translation	August 31, 2024	Additions/ Adjustments	Foreign Currency Translation	August 31, 2025
Geographic Markets
Americas (1)	$9,149,539	$2,836,135	$(25,024)	$11,960,650	$456,712	$(2,664)	$12,414,698
EMEA	5,152,149	2,021,785	167,752	7,341,686	342,876	352,065	8,036,627
Asia Pacific (1)	1,271,315	491,680	54,848	1,817,843	312,346	(45,098)	2,085,091
Total	$15,573,003	$5,349,600	$197,576	$21,120,179	$1,111,934	$304,303	$22,536,416
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Prior period amounts have been reclassified to conform with the current period presentation.
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2025			August 31, 2024
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$3,735,706	$(1,572,270)	$2,163,436	$3,924,339	$(1,336,679)	$2,587,660
Technology	294,292	(173,864)	120,428	335,845	(183,182)	152,663
Patents	114,739	(72,430)	42,309	120,457	(72,518)	47,939
Other	125,255	(40,673)	84,582	150,098	(34,329)	115,769
Total	$4,269,992	$(1,859,237)	$2,410,755	$4,530,739	$(1,626,708)	$2,904,031
Total amortization related to our intangible assets was $745,892, $530,062 and $440,957 for fiscal 2025, 2024 and 2023, respectively. Estimated future amortization related to intangible assets held as of August 31, 2025 is as follows:

Fiscal Year	Estimated Amortization
2026	$554,481
2027	487,023
2028	448,951
2029	356,955
2030	260,891
Thereafter	302,454
Total	$2,410,755

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-23

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
As of August 31, 2025 and 2024, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

	Fiscal
	2025	2024	2023
Operating lease cost	$729,727	$719,434	$868,082
Variable lease cost	229,094	220,953	213,078
Sublease income	(16,122)	(18,618)	(17,061)
Total	$942,699	$921,769	$1,064,099
Supplemental information related to operating lease transactions is as follows:

	Fiscal
	2025	2024	2023
Lease liability payments	$744,694	$678,489	$768,797
Lease assets obtained in exchange for liabilities	419,965	590,892	434,179
As of August 31, 2025 and 2024, our operating leases had a weighted average remaining lease term of 6.5 and 6.7 years, respectively, and a weighted average discount rate of 4.3% and 4.2%, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-24

The following maturity analysis presents future undiscounted cash outflows (inflows) for operating leases as of August 31, 2025:

	Lease Payments	Sublease Receipts
2026	$747,240	$(2,242)
2027	636,671	(1,667)
2028	502,789	(1,495)
2029	362,627	(1,077)
2030	272,200	—
Thereafter	949,789	—
Total lease payments (receipts)	$3,471,316	$(6,481)
Less interest	(437,103)
Total lease liabilities	$3,034,213
As of August 31, 2025, we have entered into leases that have not yet commenced with future lease payments of $136,799 that are not reflected in the table above. These leases are primarily related to office real estate and will commence in fiscal 2026 with lease terms of up to 11 years.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-25

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $36,847 as of August 31, 2025.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2025 was $281,389.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2025 and 2024, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net losses of $10,165, net gains of $28,386 and net losses of $27,865 during fiscal 2025, 2024 and 2023, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2025, 2024 and 2023, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2025, 2024 or 2023.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-26

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net losses of $147,220, $48,840 and $135,586 for fiscal 2025, 2024 and 2023, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2025	August 31, 2024
Assets
Cash Flow Hedges
Other current assets	$13,208	$51,152
Other non-current assets	5,506	28,363
Other Derivatives
Other current assets	18,133	39,733
Total assets	$36,847	$119,248
Liabilities
Cash Flow Hedges
Other accrued liabilities	$128,285	$29,247
Other non-current liabilities	126,793	35,346
Other Derivatives
Other accrued liabilities	26,311	25,974
Total liabilities	$281,389	$90,567
Total fair value	$(244,542)	$28,681
Total notional value	$17,201,447	$14,824,483
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

	August 31, 2025	August 31, 2024
Net derivative assets	$767	$91,127
Net derivative liabilities	245,309	62,446
Total fair value	$(244,542)	$28,681

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-27

10. Borrowings and Indebtedness
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
The following is a summary of total outstanding debt as of August 31, 2025 and August 31, 2024, respectively:

	August 31, 2025	August 31, 2024
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,963	$931,507
Other (2)	14,521	14,722
Total current portion of long-term debt and bank borrowings	$114,484	$946,229

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$—
Senior notes – 4.05% due 2029	1,200,000	—
Senior notes – 4.25% due 2031	1,200,000	—
Senior notes – 4.50% due 2034	1,500,000	—
Total principal amount (3)	$5,000,000	$—
Less: unamortized debt discount and issuance costs	(32,774)	—
Total carrying amount	$4,967,226	$—
Other (2)	66,943	78,628
Total long-term debt	$5,034,169	$78,628
(1)The carrying amounts of the commercial paper as of August 31, 2025 and August 31, 2024 include the remaining principal outstanding of $100,000 and $935,000, respectively, net of total unamortized discounts of $37 and $3,493, respectively. The weighted-average effective interest rate for the commercial paper was 4.5% and 5.4% as of August 31, 2025 and August 31, 2024, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $5.0 billion as of August 31, 2025. The fair value was determined based on quoted prices as of the last trading day of fiscal 2025 and is classified as Level 2 within the fair value hierarchy.

As of August 31, 2025, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
2026	$100,000
2027	—
2028	1,100,000
2029	—
2030	1,200,000
Thereafter	2,700,000
Total	$5,100,000

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-28

As of August 31, 2025, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	2,029,480
Local guaranteed and non-guaranteed lines of credit (3)	292,539
Total	$7,822,019
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
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2025 and 2024, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2025 and 2024, we had no borrowings under these various facilities.

We had an aggregate of $1,373,620 and $1,269,178 of letters of credit outstanding and $100,000 and $935,000 (excluding unamortized discounts) of commercial paper outstanding as of August 31, 2025 and 2024, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-29

11. Income Taxes

	Fiscal
	2025	2024	2023
Current taxes
U.S. federal	$238,115	$408,281	$422,435
U.S. state and local	88,612	173,024	220,043
Non-U.S.	1,753,918	1,792,809	1,762,277
Total current tax expense	2,080,645	2,374,114	2,404,755
Deferred taxes
U.S. federal	53,095	(154,553)	(334,942)
U.S. state and local	33,112	(55,141)	(63,098)
Non-U.S.	271,141	115,706	129,087
Total deferred tax (benefit) expense	357,348	(93,988)	(268,953)
Total	$2,437,993	$2,280,126	$2,135,802
The components of Income before income taxes are as follows:

	Fiscal
	2025	2024	2023
U.S. sources	$1,071,581	$1,628,818	$1,562,011
Non-U.S. sources	9,198,812	8,070,505	7,577,321
Total	$10,270,393	$9,699,323	$9,139,332
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA contains a number of provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The act has multiple effective dates that generally apply to us beginning with fiscal year 2026, and we expect the impacts on our consolidated financial statements to be immaterial.
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal
	2025	2024	2023 (2)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local taxes, net	0.7	0.9	1.1
Non-U.S. operations taxed at other rates	—	1.0	1.4
Final determinations (1)	(1.5)	(1.2)	(1.0)
Other net activity in unrecognized tax benefits	3.0	2.7	3.2
Excess tax benefits from share based payments	(0.6)	(1.0)	(1.3)
Foreign-derived intangible income deduction	(1.4)	(1.5)	(2.1)
Other, net	2.5	1.6	1.1
Effective income tax rate	23.7%	23.5%	23.4%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
(2)Prior period amounts have been reclassified to conform with the current period presentation.
As of August 31, 2025, we had not recognized a deferred tax liability on approximately $6,600,000 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $340,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire through fiscal 2034. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $50,000, $44,000 and $40,000 in fiscal 2025, 2024 and 2023, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-30

The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2025, 2024, or 2023.
The components of our deferred tax assets and liabilities included the following:

	August 31, 2025	August 31, 2024 (1)
Deferred tax assets
Pensions	$494,346	$542,749
Compensation and benefits	902,451	756,863
Share-based compensation	603,195	558,772
Tax credit carryforwards	1,544,834	1,481,510
Net operating loss carryforwards	266,770	287,818
Deferred amortization deductions	649,143	788,681
Indirect effects of unrecognized tax benefits	369,406	399,504
Licenses and other intangibles	651,160	866,606
Leases	725,001	771,755
Capitalized research costs	287,480	667,999
Other	1,185,022	858,875
Total deferred tax assets	7,678,808	7,981,132
Valuation allowance	(1,689,015)	(1,618,414)
Deferred tax assets, net of valuation allowance	5,989,793	6,362,718
Deferred tax liabilities
Pensions	(156,872)	(162,221)
Investments in subsidiaries	(226,901)	(243,796)
Intangibles	(813,876)	(826,078)
Leases	(635,331)	(677,569)
Revenue recognition	(255,333)	(99,317)
Other	(582,196)	(635,086)
Total deferred tax liabilities	(2,670,509)	(2,644,067)
Net deferred tax assets	$3,319,284	$3,718,651
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $1,689,015 and $1,618,414 as of August 31, 2025 and 2024, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2025 and 2024, we recorded net increases of $70,601 and $137,737 in the valuation allowance, respectively, primarily related to valuation allowances on certain tax credit carryforwards, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2025 of $1,544,834, of which $22,555 will expire between 2026 and 2035 and $1,522,279 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2025 of $1,089,806. Of this amount, $134,443 expires between 2026 and 2035, $87,549 expires between 2036 and 2045, and $867,814 has an indefinite carryforward period.
As of August 31, 2025, we had $2,409,655 of unrecognized tax benefits, of which $1,614,917, if recognized, would favorably affect our effective tax rate. As of August 31, 2024, we had $1,904,867 of unrecognized tax benefits, of which $1,408,347, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2025 and 2024 of $794,738 and $496,520, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-31

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2025	2024
Balance, beginning of year	$1,904,867	$1,744,481
Additions for tax positions related to the current year	430,312	348,146
Additions for tax positions related to prior years	501,497	95,354
Reductions for tax positions related to prior years	(314,740)	(189,689)
Statute of limitations expirations	(99,001)	(85,362)
Settlements with tax authorities	(12,396)	(11,488)
Cumulative translation adjustment	(884)	3,425
Balance, end of year	$2,409,655	$1,904,867
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2025, 2024 and 2023, we recognized a benefit of $20,036 and expense of $37,396 and $21,137 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $186,901 ($173,628, net of tax benefits) and $210,642 ($198,328, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2025 and 2024, respectively.
As a global company, we file tax returns in numerous tax jurisdictions including the U.S. and Ireland, where in both jurisdictions the tax years from fiscal 2021 forward remain open for examination. We participate in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”). In CAP, the IRS examines tax years on a contemporaneous basis, and most issues are resolved prior to filing the tax return. We also participate in the Irish Cooperative Compliance Framework (“CCF”) which promotes a collaborative approach to tax return review between taxpayers and Irish Revenue. In addition, we are negotiating a bilateral Advance Pricing Agreement (“APA”) with the U.S. and Ireland that covers fiscal 2021 through fiscal 2025. We expect through this APA to gain certainty and avoid prolonged disputes on the pricing of intercompany transactions between the U.S. and Ireland. We expect to conclude the APA in fiscal 2026 or fiscal 2027.
We are currently under audit in U.S. state and other non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to examination by those taxing authorities for years before 2017. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could decrease by approximately $187,000 or increase by approximately $1,400,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other agreements with taxing authorities. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-32

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2025		August 31, 2024		August 31, 2023		August 31, 2025	August 31, 2024	August 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	5.50%	4.50%	5.25%	4.46%	5.00%	4.68%	5.48%	5.24%	5.00%
Discount rate for determining net periodic pension expense	5.25%	4.46%	5.00%	4.68%	4.25%	3.99%	5.24%	5.00%	4.28%
Long term rate of return on plan assets	4.25%	3.91%	3.75%	3.82%	3.50%	3.19%	2.80%	2.47%	2.88%
Rate of increase in future compensation for determining projected benefit obligation	2.00%	4.99%	2.05%	5.07%	2.07%	5.13%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.05%	5.07%	2.07%	5.13%	2.07%	5.30%	N/A	N/A	N/A
Interest crediting rate for determining projected benefit obligation	N/A	1.08%	N/A	1.10%	N/A	1.59%	N/A	N/A	N/A
Interest crediting rate for determining net periodic pension expense	N/A	1.10%	N/A	1.59%	N/A	1.37%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 9.0% for the plan year ending August 31, 2026. The rate is assumed to decrease on a straight-line basis to 4.0% for the plan year ending August 31, 2050 and remain at that level thereafter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-33

Pension and Postretirement Expense
Pension expense for fiscal 2025, 2024 and 2023 was $219,933, $222,891 and $206,346, respectively. Postretirement expense for fiscal 2025, 2024 and 2023 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2025 and 2024 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2025		August 31, 2024		August 31, 2025	August 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$304,342	$2,176,883	$311,871	$2,032,733	$595,971	$500,978
Service cost	861	151,485	1,379	143,673	25,319	21,628
Interest cost	14,564	93,986	15,209	89,795	30,171	24,992
Participant contributions	—	19,894	—	20,524	—	—
Acquisitions/divestitures/transfers	—	6,336	—	6,999	—	—
Amendments	—	—	—	307	—	—
Actuarial (gain) loss	(6,457)	(10,852)	(5,848)	31,528	(65,651)	70,382
Benefits paid	(18,992)	(111,277)	(18,269)	(102,054)	(19,063)	(21,183)
Exchange rate impact	—	54,145	—	(46,622)	37	(826)
Benefit obligation, end of year	$294,318	$2,380,600	$304,342	$2,176,883	$566,784	$595,971
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$220,926	$1,202,348	$216,596	$1,126,387	$29,140	$28,391
Actual return on plan assets	5,864	44,832	11,396	64,530	332	1,696
Acquisitions/divestitures/transfers	—	(2,915)	—	5,142	—	—
Employer contributions	10,674	126,948	11,203	116,343	17,386	20,236
Participant contributions	—	19,894	—	20,524	—	—
Benefits paid	(18,992)	(111,277)	(18,269)	(102,054)	(19,063)	(21,183)
Exchange rate impact	—	60,535	—	(28,524)	—	—
Fair value of plan assets, end of year	$218,472	$1,340,365	$220,926	$1,202,348	$27,795	$29,140
Funded status, end of year	$(75,846)	$(1,040,235)	$(83,416)	$(974,535)	$(538,989)	$(566,831)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$10,455	$161,404	$12,098	$148,357	$—	$—
Current liabilities	(10,855)	(63,117)	(11,389)	(52,743)	(1,058)	(1,195)
Non-current liabilities	(75,446)	(1,138,522)	(84,125)	(1,070,149)	(537,931)	(565,636)
Funded status, end of year	$(75,846)	$(1,040,235)	$(83,416)	$(974,535)	$(538,989)	$(566,831)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-34

Accumulated Other Comprehensive (Gain) Loss
The pre-tax accumulated net (gain) loss and prior service (credit) cost recognized in Accumulated other comprehensive (gain) loss as of August 31, 2025 and 2024 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2025		August 31, 2024		August 31, 2025	August 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net (gain) loss	$64,419	$292,577	$72,948	$310,100	$(87,367)	$(22,993)
Prior service (credit) cost	—	(18,190)	—	(17,326)	3,163	4,143
Accumulated other comprehensive (gain) loss, pre-tax	$64,419	$274,387	$72,948	$292,774	$(84,204)	$(18,850)
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2025 and 2024 is as follows:

	August 31, 2025		August 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$293,823	$2,089,774	$303,302	$1,894,477
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2025 and 2024:

	Pension Plans				Postretirement Plans
	August 31, 2025		August 31, 2024		August 31, 2025	August 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$86,302	$1,531,376	$95,514	$1,426,931	$566,784	$595,971
Fair value of plan assets	—	329,737	—	304,039	27,795	29,140

	August 31, 2025		August 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$86,302	$1,260,569	$95,514	$1,110,660
Fair value of plan assets	—	320,087	—	241,608
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-35

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
Plan Assets
Our target allocation for fiscal 2026 and weighted-average plan assets allocations as of August 31, 2025 and 2024 by asset category for defined benefit pension plans are as follows:

	2026 Target Allocation		2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	30%	—%	23%	—%	23%
Debt securities	100	37	96	44	94	42
Cash and short-term investments	—	5	4	4	6	5
Insurance contracts	—	20	—	19	—	21
Other	—	8	—	10	—	9
Total	100%	100%	100%	100%	100%	100%
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
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-36

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2025 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$29,567	$278,951	$—	$308,518
Fixed Income
U.S. government, state and local debt securities	—	5,823	—	5,823
Non-U.S. government debt securities	237,760	35,549	—	273,309
Non-U.S. corporate debt securities	15,250	—	—	15,250
Mutual fund debt securities	—	291,250	—	291,250
Cash and short-term investments	54,186	—	—	54,186
Insurance contracts	—	69,219	193,119	262,338
Other	—	99,194	30,497	129,691
Total	$336,763	$779,986	$223,616	$1,340,365
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $246,267 in Level 2 assets, primarily made up of U.S. corporate debt securities of $167,631 and U.S. government, state and local debt securities of $38,030.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2025:

Level 3 Assets	Fiscal 2025
Beginning balance	$211,703
Changes in fair value	11,913
Ending Balance	$223,616
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2024 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$20,205	$253,494	$—	$273,699
Fixed Income
U.S. government, state and local debt securities	—	9,765	—	9,765
Non-U.S. government debt securities	208,550	18,821	—	227,371
Non-U.S. corporate debt securities	13,471	—	—	13,471
Mutual fund debt securities	—	253,025	—	253,025
Cash and short-term investments	63,383	—	—	63,383
Insurance contracts	—	65,083	184,884	249,967
Other	—	84,848	26,819	111,667
Total	$305,609	$685,036	$211,703	$1,202,348
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $250,066 in Level 2 assets, primarily made up of U.S. corporate debt securities of $169,800 and U.S. government, state and local debt securities of $35,086.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2024:

Level 3 Assets	Fiscal 2024
Beginning balance	$207,910
Changes in fair value	3,793
Ending Balance	$211,703

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-37

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $170,941 in fiscal 2026 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2026 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2026	$20,491	$152,741	$14,917
2027	21,175	154,859	16,736
2028	22,024	170,569	18,794
2029	22,734	184,843	20,978
2030	23,197	198,392	23,244
2031-2035	115,611	1,066,986	154,411
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $949,214, $914,092 and $976,230 in fiscal 2025, 2024 and 2023, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-38

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan (the “Amended 2010 SIP”), is administered by the Compensation, Culture & People Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 141,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2025, there were 20,971,852 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2025	2024	2023
Total share-based compensation expense included in Net income	$2,093,878	$1,941,590	$1,913,051
Income tax benefit related to share-based compensation included in Net income	581,521	572,904	585,767
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2025 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2024	15,823,227	$311.06
Granted (1)	7,642,010	346.49
Vested (2)	(6,119,669)	310.36
Forfeited	(1,360,494)	345.82
Nonvested balance as of August 31, 2025	15,985,074	$325.33
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2025, 2024 and 2023 was $346.49, $341.78 and $267.37, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2025, 2024 and 2023 was $1,899,308, $1,726,373 and $1,716,464, respectively.
As of August 31, 2025, there was $1,671,700 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.1 years. As of August 31, 2025, there were 405,396 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-39

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
A maximum of 135,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2025, we had issued 88,943,611 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 4,519,579, 4,904,718 and 5,710,542 shares to employees in fiscal 2025, 2024 and 2023, respectively, under the 2010 ESPP.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-40

14. Shareholders’ Equity
Accenture plc
Ordinary Shares
We have 40,000 authorized ordinary shares, par value €1 per share. Each ordinary share of Accenture plc entitles its holder to receive payments upon a liquidation of Accenture plc; however, a holder of an ordinary share is not entitled to vote on matters submitted to a vote of shareholders of Accenture plc or to receive dividends.
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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2025, our aggregate available authorization was $2,850,777 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-41

Our share purchase activity during fiscal 2025 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	11,878,584	$3,838,976	—	$—
Other share purchase programs	—	—	12,271	4,528
Other purchases (2)	2,203,778	775,993	—	—
Total	14,082,362	$4,614,969	12,271	$4,528
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2025, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Cancellation of Treasury Shares
During fiscal 2025, we cancelled 22,738,965 Accenture plc Class A ordinary shares that were held as treasury shares and had an aggregate cost of $6,666,403. The effect of the cancellation of these treasury shares was recognized in Class A ordinary shares and Additional paid-in capital with the residual recorded in Retained earnings. There was no effect on total shareholders’ equity as a result of this cancellation.
Dividends
Our dividend activity during fiscal 2025 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2024	$1.48	October 10, 2024	$924,675	October 9, 2024	$883	$925,558
February 14, 2025	1.48	January 16, 2025	928,114	January 15, 2025	878	928,992
May 15, 2025	1.48	April 10, 2025	923,028	April 9, 2025	866	923,894
August 15, 2025	1.48	July 10, 2025	920,860	July 9, 2025	865	921,725
Total Dividends			$3,696,677		$3,492	$3,700,169
The payment of cash dividends includes the net effect of $134,689 of additional restricted stock units being issued as a part of our share plans, which resulted in 415,705 restricted share units being issued.
Subsequent Events
On September 22, 2025, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.63 per share on our Class A ordinary shares for shareholders of record at the close of business on October 10, 2025, payable on November 14, 2025.
On September 22, 2025, the Board of Directors of Accenture plc approved $5,000,000 in additional share repurchase authority, bringing Accenture’s total outstanding authority to $7,850,777.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-42

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
As of August 31, 2025 and 2024, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,225,000 and $2,370,000, respectively, of which all but approximately $55,000 and $61,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of August 31, 2025 and 2024, we have issued or provided guarantees in the form of letters of credit and surety bonds of $1,997,596 ($1,788,832 net of recourse provisions) and $1,758,783 ($1,609,046 net of recourse provisions) respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of August 31, 2025, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-43

present, we do not believe any losses from this matter will have a material effect on our results of operations or financial condition.
After Accenture Federal Services (“AFS”) made a voluntary disclosure to the U.S. government, the U.S. Department of Justice (“DOJ”) initiated a civil and criminal investigation concerning whether one or more employees provided inaccurate submissions to an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. AFS is responding to an administrative subpoena and cooperating with DOJ’s investigation. This matter could subject us to adverse consequences, including civil and criminal penalties, including under the civil U.S. False Claims Act and/or other statutes, and administrative sanctions, such as termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with agencies of the U.S. government. We cannot at this time determine when or how this matter will be resolved or estimate the cost or range of costs in excess of the amounts already accrued that are reasonably likely to be incurred in connection with this matter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-44

16. Segment Reporting
Operating segments are components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker(s). Our three reportable segments are our geographic markets: Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Each market represents a strategic business unit providing consulting and managed services to clients across different industries.
Our chief operating decision makers are our Chief Executive Officer and Chief Financial Officer who evaluate our reportable segments based on segment revenue and operating income. Company resources are aligned to reportable segments based on market demand.
Information regarding our geographic markets is as follows. Amounts are attributed to geographic markets based on where clients are located. Our expenses primarily consist of employee compensation costs, subcontractor costs and facilities and technology costs.

Fiscal 2025 (1)	Americas	EMEA	Asia Pacific	Total
Revenues	$35,056,715	$24,643,957	$9,972,305	$69,672,977
Less:
Payroll costs	22,603,084	16,859,804	6,216,464	45,679,352
Non-payroll costs including subcontractor costs (2)	5,917,032	4,000,523	1,709,620	11,627,175
Depreciation and amortization (3)	791,791	560,657	173,014	1,525,462
Business optimization costs (4)	420,469	131,980	62,875	615,324
Operating income	5,324,339	3,090,993	1,810,332	10,225,664
Net assets as of August 31, 2025 (5)	5,679,520	3,556,536	239,237	9,475,293
Property & equipment, net as of August 31, 2025	575,647	517,547	473,180	1,566,374

Fiscal 2024 (1)
Revenues	$32,552,489	$22,817,879	$9,526,096	$64,896,464
Less:
Payroll costs	21,139,496	15,537,443	5,905,191	42,582,130
Non-payroll costs including subcontractor costs (2)	5,494,547	3,706,158	1,640,468	10,841,173
Depreciation and amortization (3)	755,594	521,944	161,336	1,438,874
Business optimization costs (4)	83,201	248,724	106,515	438,440
Operating income	5,079,651	2,803,610	1,712,586	9,595,847
Net assets as of August 31, 2024 (5)	5,009,988	3,440,180	381,065	8,831,233
Property & equipment, net as of August 31, 2024	599,417	458,651	463,051	1,521,119

Fiscal 2023 (1)
Revenues	$32,193,134	$22,292,584	$9,626,027	$64,111,745
Less:
Payroll costs	21,300,112	15,340,110	6,065,227	42,705,449
Non-payroll costs including subcontractor costs (2)	5,066,185	3,537,451	1,592,001	10,195,637
Depreciation and amortization (3)	685,414	493,447	158,763	1,337,624
Business optimization costs (4)	496,992	438,093	128,061	1,063,146
Operating income	4,644,431	2,483,483	1,681,975	8,809,889
Net assets as of August 31, 2023 (5)	4,459,978	2,811,231	353,837	7,625,046
Property & equipment, net as of August 31, 2023	617,941	458,736	453,330	1,530,007
(1)During the first quarter of fiscal 2025, our Latin America market unit moved from Growth Markets to North America. With this change, North America became the Americas market and Growth Markets became the Asia Pacific market. Additionally, during the fourth quarter of fiscal 2025, we retrospectively adopted Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures. Prior period amounts have been reclassified to conform with the current period presentation.
(2)Non-payroll costs primarily include subcontractor costs and other non-payroll such as facilities, technology and travel costs.
(3)Amounts include depreciation on property and equipment and amortization of intangible assets and deferred transition costs.
(4)Costs recorded in connection with business optimization actions initiated in fiscal 2025 include $344 million for employee severance associated with headcount reductions we are making in a compressed timeline and $271 million for asset impairments primarily related to the divestiture of two acquisitions in the Americas that are no longer aligned with our strategic priorities. Costs recorded in connection with business optimization actions initiated in fiscal 2023 and completed in fiscal 2024 primarily include employee severance.
(5)We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.
The accounting policies of the reportable segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-45

Our business in the United States represented 45% of our consolidated revenues during fiscal 2025, 2024 and 2023. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated revenues during fiscal 2025, 2024 and 2023.
We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2025	August 31, 2024	August 31, 2023
United States	29%	31%	33%
India	14	16	15
Ireland	2	2	2
Revenues by industry group and type of work are as follows:

	Fiscal
	2025	2024	2023
Industry Groups
Communications, Media & Technology	$11,453,982	$10,837,174	$11,452,914
Financial Services	12,773,856	11,610,225	12,131,531
Health & Public Service	14,762,837	13,840,634	12,560,458
Products	21,197,397	19,554,154	19,103,892
Resources	9,484,905	9,054,277	8,862,950
Total	$69,672,977	$64,896,464	$64,111,745
Type of Work
Consulting	$35,106,786	$33,195,104	$33,613,008
Managed Services	34,566,191	31,701,360	30,498,737
Total	$69,672,977	$64,896,464	$64,111,745

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2025 FORM 10-K		F-46

17. Quarterly Data (unaudited)

Fiscal 2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$17,689,545	$16,659,301	$17,727,871	$17,596,260	$69,672,977
Cost of services	11,866,716	11,684,313	11,901,221	11,985,326	47,437,576
Operating income	2,948,477	2,244,714	2,982,782	2,049,691	10,225,664
Net income	2,316,190	1,822,441	2,243,963	1,449,806	7,832,400
Net income attributable to Accenture plc	2,278,894	1,788,075	2,197,501	1,413,963	7,678,433
Weighted average Class A ordinary shares:
—Basic	625,676,922	626,824,946	624,343,707	622,635,814	624,891,649
—Diluted	634,656,410	634,211,978	630,457,461	629,418,129	632,435,108
Earnings per Class A ordinary share:
—Basic	$3.64	$2.85	$3.52	$2.27	$12.29
—Diluted	$3.59	$2.82	$3.49	$2.25	$12.15

Fiscal 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$16,224,303	$15,799,514	$16,466,828	$16,405,819	$64,896,464
Cost of services	10,776,362	10,921,045	10,968,377	11,068,363	43,734,147
Operating income	2,564,887	2,046,427	2,630,865	2,353,668	9,595,847
Net income	2,009,981	1,709,202	1,981,348	1,718,666	7,419,197
Net income attributable to Accenture plc	1,973,444	1,674,859	1,932,183	1,684,301	7,264,787
Weighted average Class A ordinary shares:
—Basic	627,996,111	629,016,555	628,353,267	626,122,298	627,852,613
—Diluted	637,398,361	636,797,814	635,607,597	633,883,494	635,940,044
Earnings per Class A ordinary share:
—Basic	$3.14	$2.66	$3.07	$2.69	$11.57
—Diluted	$3.10	$2.63	$3.04	$2.66	$11.44