Form 10-Q
period 2025-11-30
Accenture plc
filed 2025-12-18
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of December 4, 2025 was 660,432,542 (which number includes 45,125,788 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of December 4, 2025 was 302,358.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
November 30, 2025 and August 31, 2025

	November 30, 2025	August 31, 2025
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,649,405	$11,478,729
Short-term investments	5,906	5,945
Receivables and contract assets	16,006,709	14,985,073
Other current assets	2,404,674	2,430,942
Total current assets	28,066,694	28,900,689
NON-CURRENT ASSETS:
Contract assets	188,147	180,362
Investments	803,000	721,260
Property and equipment, net	1,558,316	1,566,374
Lease assets	2,758,958	2,740,321
Goodwill	22,621,663	22,536,416
Deferred contract costs	1,045,856	1,025,391
Deferred tax assets	3,690,039	3,791,215
Intangibles	2,331,615	2,410,755
Other non-current assets	1,634,175	1,522,114
Total non-current assets	36,631,769	36,494,208
TOTAL ASSETS	$64,698,463	$65,394,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$113,676	$114,484
Accounts payable	2,971,647	2,695,589
Deferred revenues	5,494,732	6,073,170
Accrued payroll and related benefits	7,937,214	8,084,214
Income taxes payable	665,737	701,219
Lease liabilities	729,244	729,003
Other accrued liabilities	1,984,271	1,954,418
Total current liabilities	19,896,521	20,352,097
NON-CURRENT LIABILITIES:
Long-term debt	5,031,646	5,034,169
Deferred revenues	727,393	642,361
Retirement obligation	1,828,303	1,858,499
Deferred tax liabilities	459,236	471,931
Income taxes payable	1,329,110	1,291,921
Lease liabilities	2,327,433	2,305,210
Other non-current liabilities	1,176,539	1,197,742
Total non-current liabilities	12,879,660	12,801,833
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2025 and August 31, 2025	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 660,352,923 and 657,964,764 shares issued as of November 30, 2025 and August 31, 2025, respectively	15	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 302,358 shares issued and outstanding as of November 30, 2025 and August 31, 2025,	—	—
Restricted share units	2,954,675	2,790,652
Additional paid-in capital	17,236,636	16,603,344
Treasury shares, at cost: Ordinary, 40,000 shares as of November 30, 2025 and August 31, 2025; Class A ordinary, 44,997,383 and 36,108,842 shares as of November 30, 2025 and August 31, 2025, respectively	(9,875,573)	(7,751,973)
Retained earnings	22,148,070	21,018,731
Accumulated other comprehensive loss	(1,596,377)	(1,465,379)
Total Accenture plc shareholders’ equity	30,867,503	31,195,446
Noncontrolling interests	1,054,779	1,045,521
Total shareholders’ equity	31,922,282	32,240,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,698,463	$65,394,897
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three Months Ended November 30, 2025 and 2024
(Unaudited)

	2025	2024
REVENUES:
Revenues	$18,742,125	$17,689,545
OPERATING EXPENSES:
Cost of services	12,545,007	11,866,716
Sales and marketing	1,874,932	1,811,109
General and administrative costs	1,140,947	1,063,243
Business optimization costs	307,541	—
Total operating expenses	15,868,427	14,741,068
OPERATING INCOME	2,873,698	2,948,477
Interest income	106,223	76,027
Interest expense	(65,365)	(30,042)
Other income (expense), net	53,114	(39,217)
INCOME BEFORE INCOME TAXES	2,967,670	2,955,245
Income tax expense	725,774	639,055
NET INCOME	2,241,896	2,316,190
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,083)	(2,170)
Net income attributable to noncontrolling interests – other	(28,252)	(35,126)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,211,561	$2,278,894
Weighted average Class A ordinary shares:
Basic	619,307,086	625,676,922
Diluted	626,043,040	634,656,410
Earnings per Class A ordinary share:
Basic	$3.57	$3.64
Diluted	$3.54	$3.59
Cash dividends per share	$1.63	$1.48
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three Months Ended November 30, 2025 and 2024
(Unaudited)

	2025	2024
NET INCOME	$2,241,896	$2,316,190
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(173,173)	(474,983)
Defined benefit plans	66,820	(15,758)
Cash flow hedges	(24,645)	(3,911)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(130,998)	(494,652)
Other comprehensive income (loss) attributable to noncontrolling interests	(2,868)	(10,093)
COMPREHENSIVE INCOME	$2,108,030	$1,811,445

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,080,563	$1,784,242
Comprehensive income attributable to noncontrolling interests	27,467	27,203
COMPREHENSIVE INCOME	$2,108,030	$1,811,445
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended November 30, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2025	$57	40	$14	657,965	$—	302	$2,790,652	$16,603,344	$(7,751,973)	(36,149)	$21,018,731	$(1,465,379)	$31,195,446	$1,045,521	$32,240,967
Net income											2,211,561		2,211,561	30,335	2,241,896
Other comprehensive income (loss)												(130,998)	(130,998)	(2,868)	(133,866)
Purchases of Class A shares								1,741	(2,329,737)	(9,497)			(2,327,996)	(1,741)	(2,329,737)
Share-based compensation expense							414,314	54,678					468,992		468,992
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares								(856)					(856)		(856)
Issuances of Class A shares for employee share programs			1	2,388			(277,038)	583,370	206,137	609	(46,611)		465,859	340	466,199
Dividends							26,747				(1,035,611)		(1,008,864)	(952)	(1,009,816)
Other, net								(5,641)					(5,641)	(15,856)	(21,497)
Balance as of November 30, 2025	$57	40	$15	660,353	$—	302	$2,954,675	$17,236,636	$(9,875,573)	(45,037)	$22,148,070	$(1,596,377)	$30,867,503	$1,054,779	$31,922,282
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended November 30, 2024
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
Net income											2,278,894		2,278,894	37,296	2,316,190
Other comprehensive income (loss)												(494,652)	(494,652)	(10,093)	(504,745)
Purchases of Class A shares								742	(897,395)	(2,528)			(896,653)	(742)	(897,395)
Share-based compensation expense							413,697	56,728					470,425		470,425
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares								(869)					(869)		(869)
Issuances of Class A shares for employee share programs				1,794			(284,465)	605,253	157,455	484	(491)		477,752	(385)	477,367
Dividends							33,583				(958,258)		(924,675)	(883)	(925,558)
Other, net								(8,373)					(8,373)	7,133	(1,240)
Balance as of November 30, 2024	$57	40	$15	674,279	$—	308	$2,777,423	$15,364,338	$(11,304,512)	(49,289)	$24,402,568	$(2,049,394)	$29,190,495	$911,928	$30,102,423
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		8

Consolidated Cash Flows Statements
For the Three Months Ended November 30, 2025 and 2024
(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,241,896	$2,316,190
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	581,791	569,340
Share-based compensation expense	468,992	470,425
Deferred tax expense (benefit)	53,856	59,222
Other, net	(74,083)	(19,903)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,098,877)	(1,225,106)
Other current and non-current assets	(285,276)	(441,514)
Accounts payable	291,909	(124,399)
Deferred revenues, current and non-current	(369,028)	(313,397)
Accrued payroll and related benefits	(74,333)	(307,357)
Income taxes payable, current and non-current	26,415	50,891
Other current and non-current liabilities	(99,165)	(11,906)
Net cash provided by (used in) operating activities	1,664,097	1,022,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,582)	(152,205)
Purchases of businesses and investments, net of cash acquired	(373,794)	(241,560)
Proceeds from the sale of businesses and investments, net of cash transferred	22,633	5,270
Other investing, net	2,868	2,971
Net cash provided by (used in) investing activities	(504,875)	(385,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	466,199	477,367
Purchases of shares	(2,330,593)	(898,264)
Proceeds from debt	—	5,061,085
Repayments of debt	—	(931,885)
Cash dividends paid	(1,009,816)	(925,558)
Other financing, net	(36,840)	(30,997)
Net cash provided by (used in) financing activities	(2,911,050)	2,751,748
Effect of exchange rate changes on cash and cash equivalents	(77,496)	(87,124)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,829,324)	3,301,586
CASH AND CASH EQUIVALENTS, beginning of period	11,478,729	5,004,469
CASH AND CASH EQUIVALENTS, end of period	$9,649,405	$8,306,055
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$114,976	$12,578
Income taxes paid, net	$563,198	$529,162
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		9

1. Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of Accenture plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “Accenture,” “we” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on October 10, 2025.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2026.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of November 30, 2025 and August 31, 2025, the total allowance for credit losses recorded for client receivables and contract assets was $24,571 and $32,247, respectively. The change in the allowance is primarily due to immaterial write-offs and changes in gross client receivables and contract assets.
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
Our non-current investments are as follows:

	November 30, 2025	August 31, 2025
Equity method investments	$352,981	$355,276
Investments without readily determinable fair values	450,019	365,984
Total non-current investments	$803,000	$721,260
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

Depreciation and Amortization
As of November 30, 2025 and August 31, 2025, total accumulated depreciation was $2,988,124 and $2,926,630, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three months ended November 30, 2025 and 2024, respectively.

	Three Months Ended
	November 30, 2025	November 30, 2024
Depreciation	$143,583	$133,099
Amortization—Deferred transition	80,940	85,324
Amortization—Intangible assets	152,447	160,214
Operating lease cost	203,801	186,529
Other	1,020	4,174
Total depreciation, amortization and other	$581,791	$569,340
Business Optimization
During the first quarter of fiscal 2026, we completed our six-month business optimization program. We recorded a total of $923 million under the program, including $628 million of employee severance associated with headcount reductions we made in a compressed timeline, as well as asset impairments of $295 million primarily related to the divestiture of two acquisitions in the Americas that are no longer aligned with our strategic priorities.
Total business optimization costs by reportable operating segment for the three months ended November 30, 2025 and August 31, 2025 were as follows:

	Three Months Ended
	November 30, 2025	August 31, 2025
Americas	$66,749	$420,469
EMEA	169,811	131,980
Asia Pacific	70,981	62,875
Total business optimization costs	$307,541	$615,324
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
On November 4, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain expenses in the notes to the financial statements, including employee compensation. The ASU will be effective beginning with our annual fiscal 2028 financial statements and can be applied prospectively or retrospectively, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.
On September 18, 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use-Software, which eliminates the use of software development stages for determining capitalization. Under the new standard, capitalization will be based on the probability that the software will be completed and the certainty that it will function as intended. The ASU will be effective beginning with our interim fiscal 2029 financial statements and transition approaches include prospective, retrospective or modified methods, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, as well as the timing of our adoption.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $35 billion and $34 billion as of November 30, 2025 and August 31, 2025, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 54% of our remaining performance obligations as of November 30, 2025 as revenue in fiscal 2026, an additional 20% in fiscal 2027, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three months ended November 30, 2025 and 2024, respectively.
Contract Balances
Deferred transition revenues were $727,393 and $642,361 as of November 30, 2025 and August 31, 2025, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $1,045,856 and $1,025,391 as of November 30, 2025 and August 31, 2025, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	November 30, 2025	August 31, 2025
Receivables	$13,931,774	$13,065,433
Contract assets (current)	2,074,935	1,919,640
Receivables and contract assets, net of allowance (current)	16,006,709	14,985,073
Contract assets (non-current)	188,147	180,362
Deferred revenues (current)	5,494,732	6,073,170
Deferred revenues (non-current)	727,393	642,361
Changes in the contract asset and liability balances during the three months ended November 30, 2025 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three months ended November 30, 2025 that were included in Deferred revenues as of August 31, 2025 were $3.3 billion. Revenues recognized during the three months ended November 30, 2024 that were included in Deferred revenues as of August 31, 2024 were $2.8 billion.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	November 30, 2025	November 30, 2024
Basic earnings per share
Net income attributable to Accenture plc	$2,211,561	$2,278,894
Basic weighted average Class A ordinary shares	619,307,086	625,676,922
Basic earnings per share	$3.57	$3.64
Diluted earnings per share
Net income attributable to Accenture plc	$2,211,561	$2,278,894
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,083	2,170
Net income for diluted earnings per share calculation	$2,213,644	$2,281,064
Basic weighted average Class A ordinary shares	619,307,086	625,676,922
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	583,286	595,837
Diluted effect of employee compensation related to Class A ordinary shares	6,044,996	8,185,818
Diluted effect of share purchase plans related to Class A ordinary shares	107,672	197,833
Diluted weighted average Class A ordinary shares (2)	626,043,040	634,656,410
Diluted earnings per share	$3.54	$3.59
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended
	November 30, 2025	November 30, 2024
Foreign currency translation
Beginning balance	$(1,060,062)	$(1,295,743)
Foreign currency translation	(181,886)	(486,087)
Income tax benefit (expense)	5,805	1,030
Portion attributable to noncontrolling interests	2,908	10,074
Foreign currency translation, net of tax	(173,173)	(474,983)
Ending balance	(1,233,235)	(1,770,726)

Defined benefit plans
Beginning balance	(195,940)	(254,172)
Reclassifications into net periodic pension and post-retirement expense	82,373	(17,680)
Income tax benefit (expense)	(15,490)	1,907
Portion attributable to noncontrolling interests	(63)	15
Defined benefit plans, net of tax	66,820	(15,758)
Ending balance	(129,120)	(269,930)

Cash flow hedges
Beginning balance	(209,377)	(4,827)
Unrealized gain (loss)	(53,907)	14,598
Reclassification adjustments into Cost of services	29,354	(7,477)
Income tax benefit (expense)	(115)	(11,036)
Portion attributable to noncontrolling interests	23	4
Cash flow hedges, net of tax	(24,645)	(3,911)
Ending balance (1)	(234,022)	(8,738)

Accumulated other comprehensive loss	$(1,596,377)	$(2,049,394)
(1)As of November 30, 2025, $140,853 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

5. Business Combinations
During the three months ended November 30, 2025, we completed individually immaterial acquisitions for total consideration of $307,040, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	August 31, 2025	Additions/ Adjustments	Foreign Currency Translation	November 30, 2025
Americas	$12,414,698	$164,086	$(8,050)	$12,570,734
EMEA	8,036,627	(203)	(82,790)	7,953,634
Asia Pacific	2,085,091	77,760	(65,556)	2,097,295
Total	$22,536,416	$241,643	$(156,396)	$22,621,663
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	November 30, 2025			August 31, 2025
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$3,727,900	$(1,633,719)	$2,094,181	$3,735,706	$(1,572,270)	$2,163,436
Technology	298,786	(181,721)	117,065	294,292	(173,864)	120,428
Patents	113,359	(72,346)	41,013	114,739	(72,430)	42,309
Other	118,113	(38,757)	79,356	125,255	(40,673)	84,582
Total	$4,258,158	$(1,926,543)	$2,331,615	$4,269,992	$(1,859,237)	$2,410,755
Total amortization related to our intangible assets was $152,447 and $160,214 for the three months ended November 30, 2025 and 2024, respectively. Estimated future amortization related to intangible assets held as of November 30, 2025 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2026	$416,156
2027	494,448
2028	457,049
2029	365,208
2030	267,927
Thereafter	330,827
Total	$2,331,615

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		15

7. Shareholders’ Equity
Dividends
Our dividend activity during the three months ended November 30, 2025 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 14, 2025	$1.63	October 10, 2025	$1,008,864	October 9, 2025	$952	$1,009,816
The payment of cash dividends includes the net effect of $26,747 of additional restricted stock units being issued as a part of our share plans, which resulted in 114,613 restricted share units being issued.
Subsequent Event
On December 17, 2025, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.63 per share on our Class A ordinary shares for shareholders of record at the close of business on January 13, 2026 payable on February 13, 2026.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2025 and 2024, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $24,730 and $4,256 for the three months ended November 30, 2025 and 2024, respectively, Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	November 30, 2025	August 31, 2025
Assets
Cash Flow Hedges
Other current assets	$1,471	$13,208
Other non-current assets	983	5,506
Other Derivatives
Other current assets	4,819	18,133
Total assets	$7,273	$36,847
Liabilities
Cash Flow Hedges
Other accrued liabilities	$142,323	$128,285
Other non-current liabilities	119,692	126,793
Other Derivatives
Other accrued liabilities	35,549	26,311
Total liabilities	$297,564	$281,389
Total fair value	$(290,291)	$(244,542)
Total notional value	$15,539,769	$17,201,447
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

	November 30, 2025	August 31, 2025
Net derivative assets	$1,832	$767
Net derivative liabilities	292,123	245,309
Total fair value	$(290,291)	$(244,542)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

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
The following is a summary of total outstanding debt as of November 30, 2025 and August 31, 2025, respectively:

	November 30, 2025	August 31, 2025
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,246	$99,963
Other (2)	14,430	14,521
Total current portion of long-term debt and bank borrowings	$113,676	$114,484

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$1,100,000
Senior notes – 4.05% due 2029	1,200,000	1,200,000
Senior notes – 4.25% due 2031	1,200,000	1,200,000
Senior notes – 4.50% due 2034	1,500,000	1,500,000
Total principal amount (3)	$5,000,000	$5,000,000
Less: unamortized debt discount and issuance costs	(31,037)	(32,774)
Total carrying amount	$4,968,963	$4,967,226
Other (2)	62,683	66,943
Total long-term debt	$5,031,646	$5,034,169
(1)The carrying amounts of the commercial paper as of November 30, 2025 and August 31, 2025 include the remaining principal outstanding of $100,000 and $100,000, respectively, net of total unamortized discounts of $754 and $37, respectively. The weighted-average effective interest rate for the commercial paper was 4.1% and 4.5% as of November 30, 2025 and August 31, 2025, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $5.0 billion as of November 30, 2025. The fair value was determined based on quoted prices as of the last trading day of the first quarter of fiscal 2026 and is classified as Level 2 within the fair value hierarchy.
As of November 30, 2025, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
Remainder of 2026	$100,000
2027	—
2028	1,100,000
2029	—
2030	1,200,000
Thereafter	2,700,000
Total	$5,100,000

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		18

As of November 30, 2025, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	2,075,834
Local guaranteed and non-guaranteed lines of credit (3)	297,387
Total	$7,873,221
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
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of November 30, 2025 and August 31, 2025, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of November 30, 2025 and August 31, 2025, we had no borrowings under these various facilities.
We had an aggregate of $1,372,445 and $1,373,620 of letters of credit outstanding and $100,000 and $100,000 (excluding unamortized discounts) of commercial paper outstanding as of November 30, 2025 and August 31, 2025, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2025 and 2024 were 24.5% and 21.6%, respectively. The higher effective tax rate for the three months ended November 30, 2025 was primarily due to reduced benefits from adjustments to prior year tax liabilities.

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
As of November 30, 2025 and August 31, 2025, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,418,000 and $2,225,000, respectively, of which all but approximately $54,000 and $55,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of November 30, 2025 and August 31, 2025, we have issued or provided guarantees in the form of letters of credit and surety bonds of $2,010,269 ($1,794,204 net of recourse provisions) and $1,997,596 ($1,788,832 net of recourse provisions), respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of November 30, 2025, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Three Months Ended November 30, 2025	Americas	EMEA	Asia Pacific	Total
Revenues	$9,080,059	$6,935,233	$2,726,833	$18,742,125
Less:
Payroll costs	5,828,921	4,620,806	1,680,353	12,130,080
Non-payroll costs including subcontractor costs (1)	1,480,392	1,098,985	479,486	3,058,863
Depreciation and amortization (2)	176,662	145,140	50,141	371,943
Business optimization costs (3)	66,749	169,811	70,981	307,541
Operating income	1,527,335	900,491	445,872	2,873,698
Net assets as of November 30, 2025 (4)	6,231,379	4,318,954	468,254	11,018,587
Property & equipment, net as of November 30, 2025	576,997	506,365	474,954	1,558,316

Three Months Ended November 30, 2024
Revenues	$8,733,095	$6,411,952	$2,544,498	$17,689,545
Less:
Payroll costs	5,655,264	4,239,711	1,553,103	11,448,078
Non-payroll costs including subcontractor costs (1)	1,498,168	996,237	412,182	2,906,587
Depreciation and amortization (2)	202,429	140,027	43,947	386,403
Operating income	1,377,234	1,035,977	535,266	2,948,477
Net assets as of November 30, 2024 (4)	5,469,264	4,152,416	640,533	10,262,213
Property & equipment, net as of November 30, 2024	614,457	445,904	447,099	1,507,460
(1)    Non-payroll costs primarily include subcontractor costs and other non-payroll such as facilities, technology and travel costs.
(2)    Amounts include depreciation on property and equipment and amortization of intangible assets and deferred transition costs.
(3)    Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026, primarily for employee severance.
(4)We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.
Revenues by industry group and type of work are as follows:

	Three Months Ended
	November 30, 2025	November 30, 2024
Industry Groups
Communications, Media & Technology	$3,102,457	$2,857,885
Financial Services	3,602,372	3,168,835
Health & Public Service	3,796,837	3,812,609
Products	5,741,241	5,425,317
Resources	2,499,218	2,424,899
Total Revenues	$18,742,125	$17,689,545
Type of Work
Consulting	$9,414,567	$9,045,228
Managed Services	9,327,558	8,644,317
Total Revenues	$18,742,125	$17,689,545

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2025, and with the information under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2025.
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2026” means the 12-month period that will end on August 31, 2026. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
•Our business depends on generating and maintaining client demand for our solutions and services, including through the adaptation and expansion of our solutions and services in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
•Risks and uncertainties related to the development and use of AI, including advanced AI, could harm our business, damage our reputation or give rise to legal or regulatory action.
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
•If we do not successfully manage and develop our relationships with our ecosystem partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2025. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Overview
Accenture is a leading solutions and services company that helps enterprises reinvent by building their digital core and unleashing the power of AI to create value at speed across the enterprise, bringing together our people, proprietary assets and platforms, and deep ecosystem relationships. Through our Reinvention Services we bring together our capabilities across strategy, consulting, technology, operations, Song and Industry X with our deep industry expertise to create and deliver solutions and services for our clients. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
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
Key Metrics
Key metrics for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share for the first quarter of fiscal 2026 on a non-GAAP or “adjusted” basis to exclude the impact of $308 million in business optimization costs recorded during the quarter. For additional information regarding our business optimization actions and related costs, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
•Revenues of $18.7 billion, an increase of 6% in U.S. dollars and 5% in local currency;
•New bookings of $20.9 billion, an increase of 12% in U.S. dollars and 10% in local currency;
•Operating margin of 15.3%, compared to operating margin of 16.7% in the first quarter of fiscal 2025; adjusted operating margin was 17.0%.
•Diluted earnings per share of $3.54, compared to diluted earnings per share of $3.59, a 1% decrease from the first quarter of fiscal 2025; adjusted earnings per share increased 10% to $3.94; and
•Cash returned to shareholders of $3.3 billion, including dividends of $1.0 billion and share purchases of $2.3 billion.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		November 30, 2025	November 30, 2024			November 30, 2025	November 30, 2024

Geographic Markets	Americas	$9.1	$8.7	4%	4%	48%	49%
	EMEA	6.9	6.4	8	4	37	36
	Asia Pacific	2.7	2.5	7	9	15	14
	Total Revenues	$18.7	$17.7	6%	5%	100%	100%

Industry Groups	Communications, Media & Technology	$3.1	$2.9	9%	8%	17%	16%
	Financial Services	3.6	3.2	14	12	19	18
	Health & Public Service	3.8	3.8	—	(1)	20	22
	Products	5.7	5.4	6	4	31	31
	Resources	2.5	2.4	3	2	13	14
	Total Revenues	$18.7	$17.7	6%	5%	100%	100%

Type of Work	Consulting	$9.4	$9.0	4%	3%	50%	51%
	Managed Services	9.3	8.6	8	7	50	49
	Total Revenues	$18.7	$17.7	6%	5%	100%	100%

Amounts in table may not total due to rounding.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Revenues for the first quarter of fiscal 2026 increased 6% in U.S. dollars and 5% in local currency compared to the first quarter of fiscal 2025. During the first quarter of fiscal 2026, revenue growth in local currency was very strong in Asia Pacific and solid in the Americas and EMEA. We experienced local currency revenue growth that was very strong in Financial Services and Communications, Media & Technology, solid in Products and modest in Resources, partially offset by a slight decline in Health & Public Service. Revenue growth in local currency was strong in managed services and modest in consulting. While the business environment remained competitive, pricing improved in several areas of our business. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the first quarter of fiscal 2026 increased 4% in U.S. dollars and 3% in local currency compared to the first quarter of fiscal 2025. Consulting revenue growth in local currency for the first quarter of fiscal 2026 was driven by strong growth in Asia Pacific, modest growth in the Americas and slight growth in EMEA. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, leveraging cloud, enterprise platforms, security, AI and data, including advanced AI, as well as our change capabilities to help clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings, supply chain and operational resilience, as well as to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we are seeing a slower pace and level of client spending, particularly for smaller contracts with a shorter duration.
In our managed services business, revenues for the first quarter of fiscal 2026 increased 8% in U.S. dollars and 7% in local currency compared to the first quarter of fiscal 2025. Managed services revenue growth in local currency for the first quarter of fiscal 2026 was driven by very strong growth in Asia Pacific and strong growth in EMEA and the Americas. We continue to experience growing demand to assist clients with reinvented operations, application development and maintenance, and infrastructure management including cloud and security. Clients continue to be focused on transforming their operations through technology, AI and data, and leveraging our proprietary assets and platforms and talent to drive productivity and cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, resulting in favorable currency translation and U.S. dollar revenue growth that was 1.4% higher than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2026, we estimate that our full fiscal 2026 revenue growth in U.S. dollars will be approximately 2% higher than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
93%	784,000	13%
compared to 91% in the first quarter of fiscal 2025	compared to approximately 799,000 as of November 30, 2024	compared to 12% in the first quarter of fiscal 2025

Utilization for the first quarter of fiscal 2026 was 93%, compared to 91% in the first quarter of fiscal 2025. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our solutions and services, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, was approximately 784,000 as of November 30, 2025, compared to approximately 779,000 as of August 31, 2025 and 799,000 as of November 30, 2024.
For the first quarter of fiscal 2026, annualized attrition, excluding involuntary terminations, was 13% compared to 12% in the first quarter of fiscal 2025. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.

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
Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: match people and skills with the types or amounts of solutions and services clients are demanding; recover or offset (increases) in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate new employees.
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	November 30, 2025	November 30, 2024
Consulting	$9.9	$9.2	7%	5%
Managed Services	11.1	9.5	17%	15%
Total New Bookings	$20.9	$18.7	12%	10%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Results of Operations for the Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	November 30, 2025	November 30, 2024
Geographic Markets
Americas	$9,080	$8,733	4%	4%
EMEA	6,935	6,412	8	4
Asia Pacific	2,727	2,544	7	9
Total	$18,742	$17,690	6%	5%
Industry Groups
Communications, Media & Technology	$3,102	$2,858	9%	8%
Financial Services	3,602	3,169	14	12
Health & Public Service	3,797	3,813	—	(1)
Products	5,741	5,425	6	4
Resources	2,499	2,425	3	2
Total	$18,742	$17,690	6%	5%
Type of Work
Consulting	$9,415	$9,045	4%	3%
Managed Services	9,328	8,644	8	7
Total	$18,742	$17,690	6%	5%
Amounts in table may not total due to rounding.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025:
•Americas revenues increased 4% in local currency, led by growth in Banking & Capital Markets, Industrials and Software & Platforms, partially offset by a decline in Public Service, driven by our U.S. federal business. Revenue growth was driven by the United States.
•EMEA revenues increased 4% in local currency, led by growth in Banking & Capital Markets, Insurance and Life Sciences. Revenue growth was driven by the United Kingdom and Italy.
•Asia Pacific revenues increased 9% in local currency, led by growth in Banking & Capital Markets, Communications & Media and Public Service. Revenue growth was driven by Japan and Australia.
Operating Expenses
Operating expenses for the first quarter of fiscal 2026 increased $1,127 million, or 8%, compared to the first quarter of fiscal 2025, and increased as a percentage of revenues to 84.7% from 83.3% during the first quarter of fiscal 2025.
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of people serving our clients, which consists mainly of compensation and other payroll costs, as well as non-payroll costs such as subcontractors, facilities, technology and travel. Cost of services and the related gross margin may be impacted by several factors, including contract profitability, which includes the pricing on the work that we sell, as well as by the investments we make in our business, such as research and development to build assets, platforms and industry and functional solutions and strategic acquisitions, as well as in our people, such as total rewards and learning and professional development. Sales and marketing costs are driven primarily by compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for people that are non-client-facing, information systems, office space and certain acquisition-related costs.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Operating expenses by category are as follows:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2025		November 30, 2024		Increase (Decrease)
Operating Expenses	$15,868	84.7%	$14,741	83.3%	$1,127
Cost of services	12,545	66.9	11,867	67.1	678
Sales and marketing	1,875	10.0	1,811	10.2	64
General and administrative costs	1,141	6.1	1,063	6.0	78
Business optimization costs	308	1.6	—	—	308
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the first quarter of fiscal 2026 increased $678 million, or 6%, over the first quarter of fiscal 2025, and decreased as a percentage of revenues to 66.9% compared to 67.1% during this period. Gross margin for the first quarter of fiscal 2026 increased as a percentage of revenues to 33.1% from 32.9% during the first quarter of fiscal 2025. The increase in gross margin was primarily due to a decrease in non-payroll costs.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2026 increased $64 million, or 4%, over the first quarter of fiscal 2025, and decreased as a percentage of revenues to 10.0% from 10.2% during this period.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2026 increased $78 million, or 7%, over the first quarter of fiscal 2025, and increased as a percentage of revenues to 6.1% from 6.0% during this period.
Business Optimization Costs
During the first quarter of fiscal 2026, we recorded business optimization costs of $308 million, primarily for employee severance. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis excluding the business optimization costs recorded in fiscal 2026 as we believe doing so facilitates understanding as to the impact of this item and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended
	November 30, 2025		November 30, 2024
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas	$1,527	17%	$1,377	16%	$150
EMEA	900	13	1,036	16	(135)
Asia Pacific	446	16	535	21	(89)
Total	$2,874	15.3%	$2,948	16.7%	$(75)
Amounts in table may not total due to rounding.
Operating income for the first quarter of fiscal 2026 decreased $75 million, or 3%, compared with the first quarter of fiscal 2025. Operating margin for the first quarter of fiscal 2026 was 15.3%, compared with 16.7% for the first quarter of fiscal 2025.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2026 was similar to that disclosed for revenue for each geographic market. Additionally, payroll costs for our geographic markets increased in line with revenues. The commentary below provides insight into other factors affecting geographic market performance and operating income for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025:
•Americas operating income increased due to revenue growth and lower non-payroll costs, partially offset by the impact of business optimization costs.
•EMEA operating income decreased as revenue growth was offset by the impact of business optimization costs and higher non-payroll costs.
•Asia Pacific operating income decreased as revenue growth was offset by the impact of business optimization costs and higher non-payroll costs.
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the first quarter of fiscal 2026 by 170 basis points. Adjusted operating margin for the first quarter of fiscal 2026 was 17.0%.

	Three Months Ended
	November 30, 2025				November 30, 2024
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
Americas	$1,527	$67	$1,594	18%	$1,377	16%	$217
EMEA	900	170	1,070	15	1,036	16	34
Asia Pacific	446	71	517	19	535	21	(18)
Total	$2,874	$308	$3,181	17.0%	$2,948	16.7%	$233
Amounts in tables may not total due to rounding.
(1)Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026, primarily for employee severance.
Interest Income
Interest income for the first quarter of fiscal 2026 was $106 million, an increase of $30 million, or 40%, over the first quarter of fiscal 2025 primarily due to a higher average cash balance.
Interest Expense
Interest expense for the first quarter of fiscal 2026 was $65 million, an increase of $35 million over the first quarter of fiscal 2025 primarily due to a higher average long-term debt balance.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the first quarter of fiscal 2026, Other income (expense), net increased $92 million from the first quarter of fiscal 2025 primarily due to higher gains on investments.
Income Tax Expense
The effective tax rates for the first quarter of fiscal 2026 and 2025 were 24.5% and 21.6%, respectively. The higher effective tax rate was primarily due to reduced benefits from adjustments to prior year tax liabilities.
Income Tax Expense Excluding Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $308 million and related reduction in tax expense of $57 million, our adjusted effective tax rate was 23.9% for the first quarter of fiscal 2026.
Earnings Per Share
Diluted earnings per share were $3.54 for the first quarter of fiscal 2026, compared with $3.59 for the first quarter of fiscal 2025. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Earnings Per Share Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs of $250 million, net of related taxes, decreased diluted earnings per share by $0.40 for the first quarter of fiscal 2026. Adjusted diluted earnings per share were $3.94 for the first quarter of fiscal 2026.

Three Months Ended
November 30, 2024 As Reported	$3.59

November 30, 2025 As Reported	3.54
Business optimization costs	0.49
Tax effect of business optimization costs (1)	(0.09)
November 30, 2025 As Adjusted	$3.94
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
Changes in adjusted diluted earnings per share for the first quarter of fiscal 2026 compared to diluted earnings per share for the first quarter of fiscal 2025 were due to the following factors:

Three Months Ended
November 30, 2024 As Reported	$3.59
Higher revenue and operating results	0.29
Higher non-operating income	0.11
Lower share count	0.06
Lower net income attributable to noncontrolling interests	0.01
Higher effective tax rate	(0.12)
November 30, 2025 As Adjusted	$3.94
Liquidity and Capital Resources
As of November 30, 2025, Cash and cash equivalents was $9.6 billion, compared with $11.5 billion as of August 31, 2025.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
(in millions of U.S. dollars)	November 30, 2025	November 30, 2024	Change
Net cash provided by (used in):
Operating activities	$1,664	$1,022	$642
Investing activities	(505)	(386)	(119)
Financing activities	(2,911)	2,752	(5,663)
Effect of exchange rate changes on cash and cash equivalents	(77)	(87)	10
Net increase (decrease) in cash and cash equivalents	$(1,829)	$3,302	$(5,131)
Amounts in table may not total due to rounding.
Operating activities: The $642 million increase in operating cash flows was primarily due to changes in operating assets and liabilities.
Investing activities: The $119 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $5,663 million decrease in financing cash flows was primarily due to lower net proceeds from borrowings as well as an increase in the net purchases of shares. For additional information, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of November 30, 2025, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
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
Our share purchase activity during the first quarter of fiscal 2026 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	9,075,643	$2,227	—	$—
Other share purchase programs	—	—	3,500	1
Other purchases (2)	421,017	103	—	—
Total	9,496,660	$2,330	3,500	$1
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the first quarter of fiscal 2026, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2026. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended November 30, 2025, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2025. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity investment risk as of August 31, 2025, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACCENTURE FORM 10-Q	Part II — Other Information	32
Part II — Other Information
Item 1. Legal Proceedings
The information set forth under “Legal Contingencies” in Note 11 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the three months ended November 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2025 — September 30, 2025	2,395,815	$244.02	2,378,644	$7,271
October 1, 2025 — October 31, 2025	3,912,930	246.11	3,635,739	6,375
November 1, 2025 — November 30, 2025	3,187,915	245.34	3,061,260	5,623
Total (4)	9,496,660	$245.32	9,075,643
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the three months ended November 30, 2025, we purchased 9,075,643 Accenture plc Class A ordinary shares under this program for an aggregate price of $2,227 million. The open-market purchase program does not have an expiration date.
(3)As of November 30, 2025, our aggregate available authorization for share purchases and redemptions was $5,623 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2025, the Board of Directors of Accenture plc has authorized an aggregate of $59.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the three months ended November 30, 2025, Accenture purchased 421,017 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	33
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the three months ended November 30, 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Melissa Burgum	Chief accounting officer	Adopted on October 28, 2025	January 26, 2026 — October 29, 2026	4,400	(2)
Kate Clifford	Chief leadership and human resources officer	Adopted on October 20, 2025	January 20, 2026 — October 23, 2026	1,500	(2)
Kate Hogan	Chief operating officer	Adopted on October 27, 2025	January 26, 2026 — October 23, 2026	2,880
John Walsh	Chief executive officer — the Americas	Adopted on October 28, 2025	January 26, 2026 — October 29, 2026	28,000	(2)
(1)    The plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
(2)    The actual number of shares sold will depend on the vesting of certain performance-based equity awards and the number of shares withheld by Accenture to satisfy its income tax withholding obligations, and may vary from the approximate number provided.

Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1	Form of Employment Agreement of executive officers in Italy (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of November 30, 2025 (Unaudited) and August 31, 2025, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2025 and November 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2025 and November 30, 2024, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2025 and November 30, 2024, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2025 and November 30, 2024 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025, formatted in Inline XBRL (included as Exhibit 101)

ACCENTURE FORM 10-Q	Signatures	34
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 18, 2025

ACCENTURE PLC

By:	/s/ Angie Park
Name:	Angie Park
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)