Form 10-Q
period 2026-02-28
Accenture plc
filed 2026-03-19
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of March 9, 2026 was 665,142,040 (which number includes 51,202,772 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of March 9, 2026 was 300,673.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
February 28, 2026 and August 31, 2025

	February 28, 2026	August 31, 2025
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,399,183	$11,478,729
Short-term investments	6,413	5,945
Receivables and contract assets	15,737,519	14,985,073
Other current assets	2,864,223	2,430,942
Total current assets	28,007,338	28,900,689
NON-CURRENT ASSETS:
Contract assets	271,701	180,362
Investments	852,156	721,260
Property and equipment, net	1,600,823	1,566,374
Lease assets	2,910,831	2,740,321
Goodwill	24,581,153	22,536,416
Deferred contract costs	1,097,567	1,025,391
Deferred tax assets	3,570,872	3,791,215
Intangibles	2,548,534	2,410,755
Other non-current assets	1,623,241	1,522,114
Total non-current assets	39,056,878	36,494,208
TOTAL ASSETS	$67,064,216	$65,394,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$114,063	$114,484
Accounts payable	3,116,735	2,695,589
Deferred revenues	6,620,100	6,073,170
Accrued payroll and related benefits	7,813,959	8,084,214
Income taxes payable	529,543	701,219
Lease liabilities	754,699	729,003
Other accrued liabilities	2,008,341	1,954,418
Total current liabilities	20,957,440	20,352,097
NON-CURRENT LIABILITIES:
Long-term debt	5,030,322	5,034,169
Deferred revenues	827,849	642,361
Retirement obligation	1,917,262	1,858,499
Deferred tax liabilities	497,623	471,931
Income taxes payable	1,368,702	1,291,921
Lease liabilities	2,448,283	2,305,210
Other non-current liabilities	1,241,720	1,197,742
Total non-current liabilities	13,331,761	12,801,833
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	475,823	—
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2026 and August 31, 2025	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 665,095,184 and 657,964,764 shares issued as of February 28, 2026 and August 31, 2025, respectively	15	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 300,673 and 302,358 shares issued and outstanding as of February 28, 2026 and August 31, 2025, respectively	—	—
Restricted share units	2,098,413	2,790,652
Additional paid-in capital	18,683,496	16,603,344
Treasury shares, at cost: Ordinary, 40,000 shares as of February 28, 2026 and August 31, 2025; Class A ordinary, 50,254,062 and 36,108,842 shares as of February 28, 2026 and August 31, 2025, respectively	(10,974,844)	(7,751,973)
Retained earnings	22,804,025	21,018,731
Accumulated other comprehensive loss	(1,400,486)	(1,465,379)
Total Accenture plc shareholders’ equity	31,210,676	31,195,446
Noncontrolling interests	1,088,516	1,045,521
Total shareholders’ equity	32,299,192	32,240,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,064,216	$65,394,897
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Six Months Ended February 28, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
REVENUES:
Revenues	$18,044,066	$16,659,301	$36,786,191	$34,348,846
OPERATING EXPENSES:
Cost of services	12,584,705	11,684,313	25,129,712	23,551,029
Sales and marketing	1,748,902	1,676,781	3,623,834	3,487,890
General and administrative costs	1,216,912	1,053,493	2,357,859	2,116,736
Business optimization costs	—	—	307,541	—
Total operating expenses	15,550,519	14,414,587	31,418,946	29,155,655
OPERATING INCOME	2,493,547	2,244,714	5,367,245	5,193,191
Interest income	78,536	76,113	184,759	152,140
Interest expense	(63,566)	(64,669)	(128,931)	(94,711)
Other income (expense), net	(51,863)	32,616	1,251	(6,601)
INCOME BEFORE INCOME TAXES	2,456,654	2,288,774	5,424,324	5,244,019
Income tax expense	597,266	466,333	1,323,040	1,105,388
NET INCOME	1,859,388	1,822,441	4,101,284	4,138,631
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,714)	(1,685)	(3,797)	(3,855)
Net income attributable to noncontrolling interests – other	(32,435)	(32,681)	(60,687)	(67,807)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,825,239	$1,788,075	$4,036,800	$4,066,969
Weighted average Class A ordinary shares:
Basic	616,992,111	626,824,946	618,155,993	626,247,762
Diluted	622,640,891	634,211,978	624,584,101	634,543,212
Earnings per Class A ordinary share:
Basic	$2.96	$2.85	$6.53	$6.49
Diluted	$2.93	$2.82	$6.47	$6.42
Cash dividends per share	$1.63	$1.48	$3.26	$2.96
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended February 28, 2026 and 2025
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
NET INCOME	$1,859,388	$1,822,441	$4,101,284	$4,138,631
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	338,907	(166,903)	165,734	(641,886)
Defined benefit plans	(46,955)	3,419	19,865	(12,339)
Cash flow hedges	(96,061)	(95,552)	(120,706)	(99,463)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	195,891	(259,036)	64,893	(753,688)
Other comprehensive income (loss) attributable to noncontrolling interests	6,339	(2,703)	3,471	(12,796)
COMPREHENSIVE INCOME	$2,061,618	$1,560,702	$4,169,648	$3,372,147

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,021,130	$1,529,039	$4,101,693	$3,313,281
Comprehensive income attributable to noncontrolling interests	40,488	31,663	67,955	58,866
COMPREHENSIVE INCOME	$2,061,618	$1,560,702	$4,169,648	$3,372,147
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended February 28, 2026
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2025	$57	40	$15	660,353	$—	302	$2,954,675	$17,236,636	$(9,875,573)	(45,037)	$22,148,070	$(1,596,377)	$30,867,503	$1,054,779	$31,922,282
Net income											1,825,239		1,825,239	34,149	1,859,388
Other comprehensive income (loss)												195,891	195,891	6,339	202,230
Purchases of Class A shares								1,243	(1,678,291)	(6,820)			(1,677,048)	(1,243)	(1,678,291)
Share-based compensation expense							713,386						713,386		713,386
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(1)		(768)					(768)		(768)
Issuances of Class A shares for employee share programs				4,742			(1,599,855)	1,442,402	579,020	1,563	(132,327)		289,240	215	289,455
Dividends							30,207				(1,036,957)		(1,006,750)	(946)	(1,007,696)
Other, net								3,983					3,983	(4,777)	(794)
Balance as of February 28, 2026	$57	40	$15	665,095	$—	301	$2,098,413	$18,683,496	$(10,974,844)	(50,294)	$22,804,025	$(1,400,486)	$31,210,676	$1,088,516	$32,299,192
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended February 28, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of November 30, 2024	$57	40	$15	674,279	$—	308	$2,777,423	$15,364,338	$(11,304,512)	(49,289)	$24,402,568	$(2,049,394)	$29,190,495	$911,928	$30,102,423
Net income											1,788,075		1,788,075	34,366	1,822,441
Other comprehensive income (loss)												(259,036)	(259,036)	(2,703)	(261,739)
Purchases of Class A shares								1,181	(1,444,442)	(4,000)			(1,443,261)	(1,181)	(1,444,442)
Share-based compensation expense							686,114						686,114		686,114
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(3,376)					(3,376)		(3,376)
Issuances of Class A shares for employee share programs				4,072			(1,517,697)	1,317,409	424,767	1,342	(15,134)		209,345	942	210,287
Dividends							37,399				(965,513)		(928,114)	(878)	(928,992)
Other, net								5,811					5,811	(6,579)	(768)
Balance as of February 28, 2025	$57	40	$15	678,351	$—	303	$1,983,239	$16,685,363	$(12,324,187)	(51,947)	$25,209,996	$(2,308,430)	$29,246,053	$935,895	$30,181,948
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2026
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2025	$57	40	$14	657,965	$—	302	$2,790,652	$16,603,344	$(7,751,973)	(36,149)	$21,018,731	$(1,465,379)	$31,195,446	$1,045,521	$32,240,967
Net income											4,036,800		4,036,800	64,484	4,101,284
Other comprehensive income (loss)												64,893	64,893	3,471	68,364
Purchases of Class A shares								2,984	(4,008,028)	(16,317)			(4,005,044)	(2,984)	(4,008,028)
Share-based compensation expense							1,127,700	54,678					1,182,378		1,182,378
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(1)		(1,624)					(1,624)		(1,624)
Issuances of Class A shares for employee share programs			1	7,130			(1,876,893)	2,025,772	785,157	2,172	(178,938)		755,099	555	755,654
Dividends							56,954				(2,072,568)		(2,015,614)	(1,898)	(2,017,512)
Other, net								(1,658)					(1,658)	(20,633)	(22,291)
Balance as of February 28, 2026	$57	40	$15	665,095	$—	301	$2,098,413	$18,683,496	$(10,974,844)	(50,294)	$22,804,025	$(1,400,486)	$31,210,676	$1,088,516	$32,299,192
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Six Months Ended February 28, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
Net income											4,066,969		4,066,969	71,662	4,138,631
Other comprehensive income (loss)												(753,688)	(753,688)	(12,796)	(766,484)
Purchases of Class A shares								1,923	(2,341,837)	(6,528)			(2,339,914)	(1,923)	(2,341,837)
Share-based compensation expense							1,099,811	56,728					1,156,539		1,156,539
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(4,245)					(4,245)		(4,245)
Issuances of Class A shares for employee share programs				5,866			(1,802,162)	1,922,662	582,222	1,826	(15,625)		687,097	557	687,654
Dividends							70,982				(1,923,771)		(1,852,789)	(1,761)	(1,854,550)
Other, net								(2,562)					(2,562)	554	(2,008)
Balance as of February 28, 2025	$57	40	$15	678,351	$—	303	$1,983,239	$16,685,363	$(12,324,187)	(51,947)	$25,209,996	$(2,308,430)	$29,246,053	$935,895	$30,181,948
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Six Months Ended February 28, 2026 and 2025
(Unaudited)

	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,101,284	$4,138,631
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,167,291	1,114,210
Share-based compensation expense	1,182,378	1,156,539
Deferred tax expense (benefit)	151,531	193,355
Other, net	(50,267)	(72,523)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(656,909)	(922,099)
Other current and non-current assets	(739,039)	(887,421)
Accounts payable	384,455	(80,374)
Deferred revenues, current and non-current	736,158	445,795
Accrued payroll and related benefits	(319,638)	(784,696)
Income taxes payable, current and non-current	(112,399)	(294,315)
Other current and non-current liabilities	(363,110)	(131,216)
Net cash provided by (used in) operating activities	5,481,735	3,875,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(306,267)	(323,017)
Purchases of businesses and investments, net of cash acquired	(1,967,765)	(492,355)
Proceeds from the sale of businesses and investments, net of cash transferred	22,981	15,433
Other investing, net	5,299	7,131
Net cash provided by (used in) investing activities	(2,245,752)	(792,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	755,654	687,654
Purchases of shares	(4,009,652)	(2,346,082)
Proceeds from debt	—	5,061,085
Repayments of debt	—	(931,885)
Cash dividends paid	(2,017,512)	(1,854,550)
Other financing, net	(52,905)	(69,502)
Net cash provided by (used in) financing activities	(5,324,415)	546,720
Effect of exchange rate changes on cash and cash equivalents	8,886	(143,829)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,079,546)	3,485,969
CASH AND CASH EQUIVALENTS, beginning of period	11,478,729	5,004,469
CASH AND CASH EQUIVALENTS, end of period	$9,399,183	$8,490,438
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$124,007	$29,768
Income taxes paid, net	$1,314,181	$1,308,343
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2026.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of February 28, 2026 and August 31, 2025, the total allowance for credit losses recorded for client receivables and contract assets was $47,103 and $32,247, respectively. The change in the allowance is primarily due to changes in specific client reserves, gross client receivables and contract assets and immaterial write-offs.
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
Our non-current investments are as follows:

	February 28, 2026	August 31, 2025
Equity method investments	$355,771	$355,276
Investments without readily determinable fair values	496,385	365,984
Total non-current investments	$852,156	$721,260
For investments in which we can exercise significant influence but do not control, we use the equity method of accounting. Equity method investments are initially recorded at cost and our proportionate share of gains and losses of the investee are included as a component of Other income (expense), net.
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to options to sell and/or buy remaining interests in certain acquired entities at fair value over a specified time period. Redeemable noncontrolling interests are presented separately in the Consolidated Balance Sheets at redemption value, with adjustments recorded to Retained earnings. The related share of income or loss is reported as Net income attributable to non-controlling interests – other in the Consolidated Income Statements.

As of February 28, 2026, redeemable noncontrolling interests were $475,823. We did not hold redeemable noncontrolling interests as of November 30, 2025 or August 31, 2025.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

Depreciation and Amortization
As of February 28, 2026 and August 31, 2025, total accumulated depreciation was $3,102,354 and $2,926,630, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and six months ended February 28, 2026 and 2025, respectively.

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Depreciation	$142,686	$133,809	$286,269	$266,908
Amortization—Deferred transition	79,083	79,131	160,023	164,455
Amortization—Intangible assets	171,754	152,162	324,201	312,376
Operating lease cost	189,940	173,866	393,741	360,395
Other	2,037	5,902	3,057	10,076
Total depreciation, amortization and other	$585,500	$544,870	$1,167,291	$1,114,210
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

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $37 billion and $34 billion as of February 28, 2026 and August 31, 2025, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 46% of our remaining performance obligations as of February 28, 2026 as revenue in fiscal 2026, an additional 25% in fiscal 2027, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and six months ended February 28, 2026 and 2025, respectively.
Contract Balances
Deferred transition revenues were $827,849 and $642,361 as of February 28, 2026 and August 31, 2025, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $1,097,567 and $1,025,391 as of February 28, 2026 and August 31, 2025, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	February 28, 2026	August 31, 2025
Receivables	$13,761,417	$13,065,433
Contract assets (current)	1,976,102	1,919,640
Receivables and contract assets, net of allowance (current)	15,737,519	14,985,073
Contract assets (non-current)	271,701	180,362
Deferred revenues (current)	6,620,100	6,073,170
Deferred revenues (non-current)	827,849	642,361
Changes in the contract asset and liability balances during the six months ended February 28, 2026 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and six months ended February 28, 2026 that were included in Deferred revenues as of November 30, 2025 and August 31, 2025 were $3.0 billion and $4.4 billion, respectively. Revenues recognized during the three and six months ended February 28, 2025 that were included in Deferred revenues as of November 30, 2024 and August 31, 2024 were $2.6 billion and $3.7 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Basic earnings per share
Net income attributable to Accenture plc	$1,825,239	$1,788,075	$4,036,800	$4,066,969
Basic weighted average Class A ordinary shares	616,992,111	626,824,946	618,155,993	626,247,762
Basic earnings per share	$2.96	$2.85	$6.53	$6.49
Diluted earnings per share
Net income attributable to Accenture plc	$1,825,239	$1,788,075	$4,036,800	$4,066,969
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	1,714	1,685	3,797	3,855
Net income for diluted earnings per share calculation	$1,826,953	$1,789,760	$4,040,597	$4,070,824
Basic weighted average Class A ordinary shares	616,992,111	626,824,946	618,155,993	626,247,762
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	579,429	590,760	581,368	593,312
Diluted effect of employee compensation related to Class A ordinary shares	4,547,662	6,619,249	5,300,466	7,406,861
Diluted effect of share purchase plans related to Class A ordinary shares	521,689	177,023	546,274	295,277
Diluted weighted average Class A ordinary shares (2)	622,640,891	634,211,978	624,584,101	634,543,212
Diluted earnings per share	$2.93	$2.82	$6.47	$6.42
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Foreign currency translation
Beginning balance	$(1,233,235)	$(1,770,726)	$(1,060,062)	$(1,295,743)
Foreign currency translation	345,924	(174,026)	164,038	(660,113)
Income tax benefit (expense)	(544)	4,506	5,261	5,536
Portion attributable to noncontrolling interests	(6,473)	2,617	(3,565)	12,691
Foreign currency translation, net of tax	338,907	(166,903)	165,734	(641,886)
Ending balance	(894,328)	(1,937,629)	(894,328)	(1,937,629)

Defined benefit plans
Beginning balance	(129,120)	(269,930)	(195,940)	(254,172)
Actuarial gains (losses)	30,227	—	109,527	—
Prior service costs arising during the period	(102,407)	—	(102,407)	—
Reclassifications into net periodic pension and post-retirement expense	7,778	4,255	10,851	(13,425)
Income tax benefit (expense)	17,403	(833)	1,913	1,074
Portion attributable to noncontrolling interests	44	(3)	(19)	12
Defined benefit plans, net of tax	(46,955)	3,419	19,865	(12,339)
Ending balance	(176,075)	(266,511)	(176,075)	(266,511)

Cash flow hedges
Beginning balance	(234,022)	(8,738)	(209,377)	(4,827)
Unrealized gain (loss)	(181,447)	(113,620)	(235,354)	(99,022)
Reclassification adjustments into Cost of services	58,133	1,830	87,487	(5,647)
Income tax benefit (expense)	27,163	16,149	27,048	5,113
Portion attributable to noncontrolling interests	90	89	113	93
Cash flow hedges, net of tax	(96,061)	(95,552)	(120,706)	(99,463)
Ending balance (1)	(330,083)	(104,290)	(330,083)	(104,290)

Accumulated other comprehensive loss	$(1,400,486)	$(2,308,430)	$(1,400,486)	$(2,308,430)
(1)As of February 28, 2026, $206,534 of net unrealized losses related to derivatives designated as cash flow hedges are expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the six months ended February 28, 2026, we completed individually immaterial acquisitions for total consideration of $1,856,740, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	August 31, 2025	Additions/ Adjustments	Foreign Currency Translation	February 28, 2026
Americas	$12,414,698	$1,347,619	$19,093	$13,781,410
EMEA	8,036,627	30,831	78,107	8,145,565
Asia Pacific	2,085,091	587,525	(18,438)	2,654,178
Total	$22,536,416	$1,965,975	$78,762	$24,581,153
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	February 28, 2026			August 31, 2025
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$4,045,034	$(1,728,174)	$2,316,860	$3,735,706	$(1,572,270)	$2,163,436
Technology	294,123	(186,720)	107,403	294,292	(173,864)	120,428
Patents	110,668	(71,006)	39,662	114,739	(72,430)	42,309
Other	127,755	(43,146)	84,609	125,255	(40,673)	84,582
Total	$4,577,580	$(2,029,046)	$2,548,534	$4,269,992	$(1,859,237)	$2,410,755
Total amortization related to our intangible assets was $171,754 and $324,201 for the three and six months ended February 28, 2026, respectively. Total amortization related to our intangible assets was $152,162 and $312,376 for the three and six months ended February 28, 2025, respectively. Estimated future amortization related to intangible assets held as of February 28, 2026 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2026	$298,607
2027	545,673
2028	506,276
2029	409,819
2030	311,173
Thereafter	476,986
Total	$2,548,534

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the six months ended February 28, 2026 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 14, 2025	$1.63	October 10, 2025	$1,008,864	October 9, 2025	$952	$1,009,816
February 13, 2026	1.63	January 13, 2026	1,006,750	January 12, 2026	946	1,007,696
Total Dividends			$2,015,614		$1,898	$2,017,512
The payment of cash dividends includes the net effect of $56,954 of additional restricted stock units being issued as a part of our share plans, which resulted in 255,882 restricted share units being issued.
Subsequent Event
On March 18, 2026, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.63 per share on our Class A ordinary shares for shareholders of record at the close of business on April 9, 2026 payable on May 15, 2026.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2026 and 2025, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $12,718 and $37,448 for the three and six months ended February 28, 2026, respectively, and net losses of $12,442 and $16,698 for the three and six months ended February 28, 2025, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	February 28, 2026	August 31, 2025
Assets
Cash Flow Hedges
Other current assets	$5,562	$13,208
Other non-current assets	4,108	5,506
Other Derivatives
Other current assets	20,037	18,133
Total assets	$29,707	$36,847
Liabilities
Cash Flow Hedges
Other accrued liabilities	$212,096	$128,285
Other non-current liabilities	179,826	126,793
Other Derivatives
Other accrued liabilities	15,230	26,311
Total liabilities	$407,152	$281,389
Total fair value	$(377,445)	$(244,542)
Total notional value	$16,026,455	$17,201,447
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

	February 28, 2026	August 31, 2025
Net derivative assets	$15,632	$767
Net derivative liabilities	393,077	245,309
Total fair value	$(377,445)	$(244,542)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

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
The following is a summary of total outstanding debt as of February 28, 2026 and August 31, 2025, respectively:

	February 28, 2026	August 31, 2025
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,581	$99,963
Other (2)	14,482	14,521
Total current portion of long-term debt and bank borrowings	$114,063	$114,484

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$1,100,000
Senior notes – 4.05% due 2029	1,200,000	1,200,000
Senior notes – 4.25% due 2031	1,200,000	1,200,000
Senior notes – 4.50% due 2034	1,500,000	1,500,000
Total principal amount (3)	$5,000,000	$5,000,000
Less: unamortized debt discount and issuance costs	(29,336)	(32,774)
Total carrying amount	$4,970,664	$4,967,226
Other (2)	59,658	66,943
Total long-term debt	$5,030,322	$5,034,169
(1)The carrying amounts of the commercial paper as of February 28, 2026 and August 31, 2025 include the remaining principal outstanding of $100,000 and $100,000, respectively, net of total unamortized discounts of $419 and $37, respectively. The weighted-average effective interest rate for the commercial paper was 3.8% and 4.5% as of February 28, 2026 and August 31, 2025, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $5.0 billion as of February 28, 2026. The fair value was determined based on quoted prices as of the last trading day of the second quarter of fiscal 2026 and is classified as Level 2 within the fair value hierarchy.
As of February 28, 2026, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
Remainder of 2026	$100,000
2027	—
2028	1,100,000
2029	—
2030	1,200,000
Thereafter	2,700,000
Total	$5,100,000

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		20

As of February 28, 2026, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$5,500,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	2,188,837
Local guaranteed and non-guaranteed lines of credit (3)	305,662
Total	$7,994,499
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
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of February 28, 2026 and August 31, 2025, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of February 28, 2026 and August 31, 2025, we had no borrowings under these various facilities.
We had an aggregate of $1,393,805 and $1,373,620 of letters of credit outstanding and $100,000 and $100,000 (excluding unamortized discounts) of commercial paper outstanding as of February 28, 2026 and August 31, 2025, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended February 28, 2026 and 2025 were 24.3% and 20.4%, respectively. The higher effective tax rate for the three months ended February 28, 2026 was primarily due to reduced tax benefits from share-based payments and final determinations of prior year taxes, partially offset by reduced tax expense from changes in the geographic distribution of earnings. Our effective tax rates for the six months ended February 28, 2026 and 2025 were 24.4% and 21.1%, respectively. The higher effective tax rate for the six months ended February 28, 2026 was primarily due to reduced tax benefits from adjustments to prior year tax liabilities and share-based payments.

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
As of February 28, 2026 and August 31, 2025, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,198,000 and $2,225,000, respectively, of which all but approximately $57,000 and $55,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of February 28, 2026 and August 31, 2025, we have issued or provided guarantees in the form of letters of credit and surety bonds of $2,056,382 ($1,844,413 net of recourse provisions) and $1,997,596 ($1,788,832 net of recourse provisions), respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of February 28, 2026, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Three Months Ended February 28, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$8,896,402	$6,569,391	$2,578,273	$18,044,066
Less:
Payroll costs	5,820,277	4,612,648	1,620,452	12,053,377
Non-payroll costs including subcontractor costs (1)	1,491,471	1,128,806	483,342	3,103,619
Depreciation and amortization (2)	191,595	151,190	50,738	393,523
Operating income	1,393,059	676,747	423,741	2,493,547
Net assets as of February 28, 2026 (4)	6,147,106	3,016,035	495,697	9,658,838
Property & equipment, net as of February 28, 2026	569,721	513,096	518,006	1,600,823

Three Months Ended February 28, 2025
Revenues	$8,553,098	$5,803,875	$2,302,328	$16,659,301
Less:
Payroll costs	5,652,551	4,040,884	1,492,598	11,186,033
Non-payroll costs including subcontractor costs (1)	1,457,987	992,021	405,226	2,855,234
Depreciation and amortization (2)	202,117	131,735	39,468	373,320
Operating income	1,240,443	639,235	365,036	2,244,714
Net assets as of February 28, 2025 (4)	5,500,028	3,115,449	637,455	9,252,932
Property & equipment, net as of February 28, 2025	615,276	466,836	428,729	1,510,841

Six Months Ended February 28, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$17,976,461	$13,504,624	$5,305,106	$36,786,191
Less:
Payroll costs	11,649,198	9,233,454	3,300,805	24,183,457
Non-payroll costs including subcontractor costs (1)	2,971,863	2,227,791	962,828	6,162,482
Depreciation and amortization (2)	368,257	296,330	100,879	765,466
Business optimization costs (3)	66,749	169,811	70,981	307,541
Operating income	2,920,394	1,577,238	869,613	5,367,245
Net assets as of February 28, 2026 (4)	6,147,106	3,016,035	495,697	9,658,838
Property & equipment, net as of February 28, 2026	569,721	513,096	518,006	1,600,823

Six Months Ended February 28, 2025
Revenues	$17,286,193	$12,215,827	$4,846,826	$34,348,846
Less:
Payroll costs	11,307,815	8,280,595	3,045,701	22,634,111
Non-payroll costs including subcontractor costs (1)	2,956,155	1,988,258	817,408	5,761,821
Depreciation and amortization (2)	404,546	271,762	83,415	759,723
Operating income	2,617,677	1,675,212	900,302	5,193,191
Net assets as of February 28, 2025 (4)	5,500,028	3,115,449	637,455	9,252,932
Property & equipment, net as of February 28, 2025	615,276	466,836	428,729	1,510,841
(1)Non-payroll costs primarily include subcontractor costs and other non-payroll such as facilities, technology and travel costs.
(2)Amounts include depreciation on property and equipment and amortization of intangible assets and deferred transition costs.
(3)Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026. We recorded a total of $923 million under the program, including $628 million of employee severance and $295 million primarily related to the divestiture of two acquisitions in the Americas.
(4)We do not allocate total assets by reportable segment. Reportable segment assets directly attributable to a reportable segment and provided to the chief operating decision makers include receivables and current and non-current contract assets, deferred contract costs and current and non-current deferred revenues.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		23

Revenues by industry group and type of work are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Industry Groups
Communications, Media & Technology	$3,090,839	$2,729,655	$6,193,296	$5,587,540
Financial Services	3,395,016	3,010,430	6,997,388	6,179,265
Health & Public Service	3,670,199	3,608,912	7,467,036	7,421,521
Products	5,476,867	5,051,839	11,218,108	10,477,156
Resources	2,411,145	2,258,465	4,910,363	4,683,364
Total Revenues	$18,044,066	$16,659,301	$36,786,191	$34,348,846
Type of Work
Consulting	$8,859,641	$8,282,260	$18,274,208	$17,327,488
Managed Services	9,184,425	8,377,041	18,511,983	17,021,358
Total Revenues	$18,044,066	$16,659,301	$36,786,191	$34,348,846

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “aspires,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook,” “goal,” “target,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below. Many of the following risks, uncertainties and other factors identified below may be amplified by conflict in the Middle East, as well as any escalation or expansion of economic disruption or the conflict’s current scope.
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
Key Metrics
Key metrics for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 are included below.
•Revenues of $18.0 billion, an increase of 8% in U.S. dollars and 4% in local currency;
•New bookings of $22.1 billion, an increase of 6% in U.S. dollars and 1% in local currency;
•Operating margin of 13.8%, compared to operating margin of 13.5% in the second quarter of fiscal 2025;
•Diluted earnings per share of $2.93, compared to diluted earnings per share of $2.82, a 4% increase over the second quarter of fiscal 2025;
•Cash returned to shareholders of $2.7 billion, including dividends of $1.0 billion and share purchases of $1.7 billion.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		February 28, 2026	February 28, 2025			February 28, 2026	February 28, 2025

Geographic Markets	Americas	$8.9	$8.6	4%	3%	49%	51%
	EMEA	6.6	5.8	13	2	36	35
	Asia Pacific	2.6	2.3	12	10	14	14
	Total Revenues	$18.0	$16.7	8%	4%	100%	100%

Industry Groups	Communications, Media & Technology	$3.1	$2.7	13%	10%	17%	16%
	Financial Services	3.4	3.0	13	7	19	18
	Health & Public Service	3.7	3.6	2	(1)	20	22
	Products	5.5	5.1	8	3	30	30
	Resources	2.4	2.3	7	2	13	14
	Total Revenues	$18.0	$16.7	8%	4%	100%	100%

Type of Work	Consulting	$8.9	$8.3	7%	3%	49%	50%
	Managed Services	9.2	8.4	10	5	51	50
	Total Revenues	$18.0	$16.7	8%	4%	100%	100%

Amounts in table may not total due to rounding.
Revenues for the second quarter of fiscal 2026 increased 8% in U.S. dollars and 4% in local currency compared to the second quarter of fiscal 2025. During the second quarter of fiscal 2026, revenue growth in local currency was very strong in Asia Pacific and modest in the Americas and EMEA. We experienced local currency revenue growth that was very strong in Communications, Media & Technology, strong in Financial Services and modest in Products and Resources, partially offset by a slight decline in Health & Public Service. Revenue growth in local currency was solid in managed services and modest in consulting. While the business environment remained competitive, pricing improved in some areas of our business. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the second quarter of fiscal 2026 increased 7% in U.S. dollars and 3% in local currency compared to the second quarter of fiscal 2025. Consulting revenue growth in local currency for the second quarter of fiscal 2026 was driven by very strong growth in Asia Pacific and modest growth in the Americas, partially offset by a modest decline in

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
EMEA. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention, leveraging cloud, enterprise platforms, security, AI and data, including advanced AI, as well as our change capabilities to help clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings, supply chain and operational resilience, as well as to accelerate growth and improve customer experiences. While we continue to experience demand for these services, we also continue to see a slower pace and level of client spending, particularly for smaller contracts with a shorter duration.
In our managed services business, revenues for the second quarter of fiscal 2026 increased 10% in U.S. dollars and 5% in local currency compared to the second quarter of fiscal 2025. Managed services revenue growth in local currency for the second quarter of fiscal 2026 was driven by very strong growth in Asia Pacific, strong growth in EMEA and solid growth in the Americas. We continue to experience growing demand to assist clients with reinvented operations, application development and maintenance, and infrastructure management including cloud and security. Clients continue to be focused on transforming their operations through technology, AI and data, and leveraging our proprietary assets and platforms and talent to drive productivity and cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, Japanese yen and U.K. pound. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the three and six months ended February 28, 2026 compared to the three and six months ended February 28, 2025, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 4.4% and 2.8% higher, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2026, we estimate that our full fiscal 2026 revenue growth in U.S. dollars will be approximately 2% higher than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
93%	786,000+	13%
compared to 91% in the second quarter of fiscal 2025	compared to approximately 801,000 as of February 28, 2025	consistent with the second quarter of fiscal 2025

Utilization for the second quarter of fiscal 2026 was 93%, compared to 91% in the second quarter of fiscal 2025. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our solutions and services, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, was approximately 786,000 as of February 28, 2026, compared to approximately 779,000 as of August 31, 2025 and 801,000 as of February 28, 2025.
For the second quarter of fiscal 2026, annualized attrition, excluding involuntary terminations, was 13%, consistent with the second quarter of fiscal 2025. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	February 28, 2026	February 28, 2025			February 28, 2026	February 28, 2025
Consulting	$11.3	$10.5	8%	3%	$21.2	$19.7	8%	4%
Managed Services	10.8	10.4	3%	(1)%	21.8	19.9	10%	6%
Total New Bookings	$22.1	$20.9	6%	1%	$43.0	$39.6	9%	5%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Results of Operations for the Three and Six Months Ended February 28, 2026 Compared to the Three and Six Months Ended February 28, 2025
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Six Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	February 28, 2026	February 28, 2025			February 28, 2026	February 28, 2025
Geographic Markets
Americas	$8,896	$8,553	4%	3%	$17,976	$17,286	4%	4%
EMEA	6,569	5,804	13	2	13,505	12,216	11	3
Asia Pacific	2,578	2,302	12	10	5,305	4,847	9	9
Total	$18,044	$16,659	8%	4%	$36,786	$34,349	7%	4%
Industry Groups
Communications, Media & Technology	$3,091	$2,730	13%	10%	$6,193	$5,588	11%	9%
Financial Services	3,395	3,010	13	7	6,997	6,179	13	9
Health & Public Service	3,670	3,609	2	(1)	7,467	7,422	1	(1)
Products	5,477	5,052	8	3	11,218	10,477	7	3
Resources	2,411	2,258	7	2	4,910	4,683	5	2
Total	$18,044	$16,659	8%	4%	$36,786	$34,349	7%	4%
Type of Work
Consulting	$8,860	$8,282	7%	3%	$18,274	$17,327	5%	3%
Managed Services	9,184	8,377	10	5	18,512	17,021	9	6
Total	$18,044	$16,659	8%	4%	$36,786	$34,349	7%	4%
Amounts in table may not total due to rounding.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the three and six months ended February 28, 2026 compared to the three and six months ended February 28, 2025:
Americas
•Three Months. Revenues increased 3% in local currency, led by growth in Banking & Capital Markets, Software & Platforms and Industrials, partially offset by a decline in Public Service, driven by our U.S. federal business. Revenue growth was driven by the United States.
•Six Months. Revenues increased 4% in local currency, led by growth in Banking & Capital Markets, Industrials and Software & Platforms, partially offset by a decline in Public Service, driven by our U.S. federal business. Revenue growth was driven by the United States.
EMEA
•Three Months. Revenues increased 2% in local currency, led by growth in Insurance, Life Sciences and Public Service. Revenue growth was driven by the United Kingdom and Italy.
•Six Months. Revenues increased 3% in local currency, led by growth in Insurance, Banking & Capital Markets and Life Sciences. Revenue growth was driven by the United Kingdom and Italy.
Asia Pacific
•Three Months. Revenues increased 10% in local currency, led by growth in Banking & Capital Markets, Communications & Media and Public Service. Revenue growth was driven by Japan and Australia.
•Six Months. Revenues increased 9% in local currency, led by growth in Banking & Capital Markets, Communications & Media and Public Service. Revenue growth was driven by Japan and Australia.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Operating Expenses
Operating expenses for the second quarter of fiscal 2026 increased $1,136 million, or 8%, compared to the second quarter of fiscal 2025, and decreased as a percentage of revenues to 86.2% from 86.5% during this period. Operating expenses for the six months ended February 28, 2026 increased $2,263 million, or 8%, compared to the six months ended February 28, 2025, and increased as a percentage of revenues to 85.4% over 84.9% during this period.
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
Operating expenses by category are as follows:

	Three Months Ended					Six Months Ended
(in millions of U.S. dollars)	February 28, 2026		February 28, 2025		Increase (Decrease)	February 28, 2026		February 28, 2025		Increase (Decrease)
Operating Expenses	$15,551	86.2%	$14,415	86.5%	$1,136	$31,419	85.4%	$29,156	84.9%	$2,263
Cost of services	12,585	69.7	11,684	70.1	900	25,130	68.3	23,551	68.6	1,579
Sales and marketing	1,749	9.7	1,677	10.1	72	3,624	9.9	3,488	10.2	136
General and administrative costs	1,217	6.7	1,053	6.3	163	2,358	6.4	2,117	6.2	241
Business optimization costs	—	—	—	—	—	308	0.8	—	—	308
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the second quarter of fiscal 2026 increased $900 million, or 8%, over the second quarter of fiscal 2025, and decreased as a percentage of revenues to 69.7% compared to 70.1% during this period. Gross margin for the second quarter of fiscal 2026 increased as a percentage of revenues to 30.3% compared to 29.9% during the second quarter of fiscal 2025 primarily due to lower non-payroll costs, including lower subcontractor costs.
Cost of services for the six months ended February 28, 2026 increased $1,579 million, or 7%, over the six months ended February 28, 2025, and decreased as a percentage of revenues to 68.3% compared to 68.6% during this period. Gross margin for the six months ended February 28, 2026 increased as a percentage of revenues to 31.7% compared to 31.4% during the six months ended February 28, 2025 primarily due to lower non-payroll costs, including lower subcontractor costs.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2026 increased $72 million, or 4%, over the second quarter of fiscal 2025, and decreased as a percentage of revenues to 9.7% from 10.1% during this period. Sales and marketing expense for the six months ended February 28, 2026 increased $136 million, or 4%, over the six months ended February 28, 2025, and decreased as a percentage of revenues to 9.9% from 10.2% during this period. The decrease as a percentage of revenues for the three and six months ended February 28, 2026 was primarily due to lower selling and business development costs.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2026 increased $163 million, or 16%, over the second quarter of fiscal 2025, and increased as a percentage of revenues to 6.7% over 6.3% during this period primarily due to higher non-payroll costs, partially offset by lower payroll costs. General and administrative costs for the six months ended February 28, 2026 increased $241 million, or 11%, over the six months ended February 28, 2025, and increased as a percentage of revenues to 6.4% over 6.2% during this period.
Business Optimization Costs
During the first quarter of fiscal 2026, we completed our six-month business optimization program and recorded $308 million, primarily for employee severance. For additional information, see Note 12 (Segment Reporting) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended					Six Months Ended
	February 28, 2026		February 28, 2025			February 28, 2026		February 28, 2025
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas	$1,393	16%	$1,240	15%	$153	$2,920	16%	$2,618	15%	$303
EMEA	677	10	639	11	38	1,577	12	1,675	14	(98)
Asia Pacific	424	16	365	16	59	870	16	900	19	(31)
Total	$2,494	13.8%	$2,245	13.5%	$249	$5,367	14.6%	$5,193	15.1%	$174
Amounts in table may not total due to rounding.
Operating income for the second quarter of fiscal 2026 increased $249 million, or 11%, compared with the second quarter of fiscal 2025. Operating margin for the second quarter of fiscal 2026 was 13.8%, compared with 13.5% for the second quarter of fiscal 2025. Operating income for the six months ended February 28, 2026 increased $174 million, or 3%, compared with the six months ended February 28, 2025. Operating margin for the six months ended February 28, 2026 was 14.6%, compared with 15.1% for the six months ended February 28, 2025.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the three and six months ended February 28, 2026 was similar to that disclosed for revenue for each geographic market. Additionally, payroll costs for our geographic markets increased in line with revenues. The commentary below provides insight into other factors affecting geographic market performance and operating income for the three and six months ended February 28, 2026 compared with the three and six months ended February 28, 2025:
Americas
•Three Months. Operating income increased due to revenue growth.
•Six Months. Operating income increased due to revenue growth, partially offset by the impact of business optimization costs.
EMEA
•Three Months. Operating income increased due to revenue growth.
•Six Months. Operating income decreased as revenue growth was offset by higher non-payroll costs and the impact of business optimization costs.
Asia Pacific
•Three Months. Operating income increased due to revenue growth, partially offset by higher non-payroll costs.
•Six Months. Operating income decreased as revenue growth was offset by higher non-payroll costs and the impact of business optimization costs.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the six months ended February 28, 2026 by 80 basis points. Adjusted operating margin for the six months ended February 28, 2026 was 15.4%.

	Six Months Ended
	February 28, 2026				February 28, 2025
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
Americas	$2,920	$67	$2,987	17%	$2,618	15%	$369
EMEA	1,577	170	1,747	13	1,675	14	72
Asia Pacific	870	71	941	18	900	19	40
Total	$5,367	$308	$5,675	15.4%	$5,193	15.1%	$482
Amounts in tables may not total due to rounding.
(1)Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026, primarily for employee severance.
Interest Income
Interest income for the second quarter of fiscal 2026 was $79 million, an increase of $2 million, or 3%, over the second quarter of fiscal 2025. Interest income for the six months ended February 28, 2026 was $185 million, an increase of $33 million, or 21%, over the six months ended February 28, 2025. The increase for the six months ended February 28, 2026 was primarily due to a higher average cash balance.
Interest Expense
Interest expense for the second quarter of fiscal 2026 was $64 million, a decrease of $1 million, or 2%, from the second quarter of fiscal 2025. Interest expense for the six months ended February 28, 2026 was $129 million, an increase of $34 million, or 36%, over the six months ended February 28, 2025. The increase for the six months ended February 28, 2026 was primarily due to a higher average long-term debt balance.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the second quarter of fiscal 2026, Other income (expense), net decreased $84 million from the second quarter of fiscal 2025 primarily due to lower gains on investments. During the six months ended February 28, 2026, Other income (expense), net increased $8 million over the six months ended February 28, 2025.
Income Tax Expense
The effective tax rates for the second quarter of fiscal 2026 and 2025 were 24.3% and 20.4%, respectively. The higher effective tax rate was primarily due to reduced tax benefits from share-based payments and final determinations of prior year taxes, partially offset by reduced tax expense from changes in the geographic distribution of earnings. The effective tax rates for the six months ended February 28, 2026 and 2025 were 24.4% and 21.1%, respectively. The higher effective tax rate for the six months ended February 28, 2026 was primarily due to reduced tax benefits from adjustments to prior year tax liabilities and share-based payments.
Income Tax Expense Excluding Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $308 million, and related reduction in tax expense of $57 million, our adjusted effective tax rate was 24.1% for the six months ended February 28, 2026.
Earnings Per Share
Diluted earnings per share were $2.93 for the second quarter of fiscal 2026, compared with $2.82 for the second quarter of fiscal 2025. Diluted earnings per share were $6.47 for the six months ended February 28, 2026, compared with $6.42 for the six months ended February 28, 2025. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
The increase in diluted earnings per share for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 was due to the following factors:

Three Months Ended
February 28, 2025 As Reported	$2.82
Higher revenue and operating results	0.31
Lower share count	0.05
Lower non-operating income	(0.10)
Higher effective tax rate	(0.15)
February 28, 2026 As Reported	$2.93
Earnings Per Share Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs of $250 million, net of related taxes, decreased diluted earnings per share by $0.40 for the six months ended February 28, 2026. Adjusted diluted earnings per share were $6.87 for the six months ended February 28, 2026.

Six Months Ended
February 28, 2025 As Reported	$6.42

February 28, 2026 As Reported	$6.47
Business optimization costs	0.49
Tax effect of business optimization costs (1)	(0.09)
February 28, 2026 As Adjusted	$6.87
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
The increase in adjusted diluted earnings per share for the six months ended February 28, 2026 compared to diluted earnings per share for the six months ended February 28, 2025 was due to the following factors:

Six Months Ended
February 28, 2025 As Reported	$6.42
Higher revenue and operating results	0.60
Lower share count	0.10
Lower net income attributable to noncontrolling interests	0.01
Higher non-operating income	0.01
Higher effective tax rate	(0.27)
February 28, 2026 As Adjusted	$6.87
Liquidity and Capital Resources
As of February 28, 2026, Cash and cash equivalents was $9.4 billion, compared with $11.5 billion as of August 31, 2025.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
(in millions of U.S. dollars)	February 28, 2026	February 28, 2025	Change
Net cash provided by (used in):
Operating activities	$5,482	$3,876	$1,606
Investing activities	(2,246)	(793)	(1,453)
Financing activities	(5,324)	547	(5,871)
Effect of exchange rate changes on cash and cash equivalents	9	(144)	153
Net increase (decrease) in cash and cash equivalents	$(2,080)	$3,486	$(5,566)
Amounts in table may not total due to rounding.
Operating activities: The $1,606 million increase in operating cash flows was primarily due to changes in operating assets and liabilities, including higher collections on net client balances (receivables from clients, contract assets and deferred revenues).

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Investing activities: The $1,453 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $5,871 million decrease in financing cash flows was primarily due to lower net proceeds from borrowings, as well as an increase in the net purchases of shares. For additional information, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of February 28, 2026, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
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
Our share purchase activity during the six months ended February 28, 2026 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	14,213,306	$3,458	—	$—
Other share purchase programs	—	—	6,485	2
Other purchases (2)	2,103,230	550	—	—
Total	16,316,536	$4,008	6,485	$2
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the six months ended February 28, 2026, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended February 28, 2026, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2025. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity investment risk as of August 31, 2025, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the second quarter of fiscal 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2025 — December 31, 2025	1,233,654	$268.19	1,126,373	$5,320
January 1, 2026 — January 31, 2026	2,031,338	270.28	809,662	5,097
February 1, 2026 — February 28, 2026	3,554,884	224.60	3,201,628	4,391
Total (4)	6,819,876	$246.09	5,137,663
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2026, we purchased 5,137,663 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,231 million. The open-market purchase program does not have an expiration date.
(3)As of February 28, 2026, our aggregate available authorization for share purchases and redemptions was $4,391 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2026, the Board of Directors of Accenture plc has authorized an aggregate of $59.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the second quarter of fiscal 2026, Accenture purchased 1,682,213 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	37
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the second quarter of fiscal 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement (2)
Angie Park	Chief financial officer	Adopted on January 26, 2026	April 28, 2026 — January 22, 2027	10,000
Atsushi Egawa	Co-chief executive officer—Asia Pacific	Adopted on January 24, 2026	April 27, 2026 — January 22, 2027	14,900
(1)    The plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
(2)    The actual number of shares sold may vary from the approximate number provided, due to factors such as the vesting of certain performance-based equity awards and the number of shares withheld by Accenture to satisfy its income tax withholding obligations.
Item 6. Exhibits
Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 7, 2018)

10.1*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.2*	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.3*	Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.4*	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.5*	Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (filed herewith)

10.6*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 28, 2026)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

ACCENTURE FORM 10-Q	Part II — Other Information	38

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of February 28, 2026 (Unaudited) and August 31, 2025, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2026 and 2025, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and six months ended February 28, 2026 and 2025, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2026 and 2025 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2026, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	39
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 19, 2026

ACCENTURE PLC

By:	/s/ Angie Park
Name:	Angie Park
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)