Form 10-Q
period 2026-05-31
Accenture plc
filed 2026-06-18
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of June 4, 2026 was 667,510,210 (which number includes 55,568,101 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of June 4, 2026 was 300,673.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		3

Part I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
May 31, 2026 and August 31, 2025

	May 31, 2026	August 31, 2025
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,165,245	$11,478,729
Short-term investments	6,322	5,945
Receivables and contract assets	16,035,963	14,985,073
Other current assets	2,730,815	2,430,942
Total current assets	28,938,345	28,900,689
NON-CURRENT ASSETS:
Contract assets	333,577	180,362
Investments	925,324	721,260
Property and equipment, net	1,619,981	1,566,374
Lease assets	2,973,530	2,740,321
Goodwill	25,322,800	22,536,416
Deferred contract costs	1,136,760	1,025,391
Deferred tax assets	3,567,536	3,791,215
Intangibles	2,498,992	2,410,755
Other non-current assets	1,489,716	1,522,114
Total non-current assets	39,868,216	36,494,208
TOTAL ASSETS	$68,806,561	$65,394,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$112,816	$114,484
Accounts payable	3,176,740	2,695,589
Deferred revenues	6,529,286	6,073,170
Accrued payroll and related benefits	8,701,843	8,084,214
Income taxes payable	331,211	701,219
Lease liabilities	750,922	729,003
Other accrued liabilities	2,006,289	1,954,418
Total current liabilities	21,609,107	20,352,097
NON-CURRENT LIABILITIES:
Long-term debt	5,029,449	5,034,169
Deferred revenues	1,038,253	642,361
Retirement obligation	1,910,231	1,858,499
Deferred tax liabilities	551,538	471,931
Income taxes payable	1,396,944	1,291,921
Lease liabilities	2,495,583	2,305,210
Other non-current liabilities	1,267,743	1,197,742
Total non-current liabilities	13,689,741	12,801,833
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	493,874	—
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of May 31, 2026 and August 31, 2025	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 667,466,373 and 657,964,764 shares issued as of May 31, 2026 and August 31, 2025, respectively	15	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 300,673 and 302,358 shares issued and outstanding as of May 31, 2026 and August 31, 2025, respectively	—	—
Restricted share units	2,468,623	2,790,652
Additional paid-in capital	19,142,972	16,603,344
Treasury shares, at cost: Ordinary, 40,000 shares as of May 31, 2026 and August 31, 2025; Class A ordinary, 55,604,429 and 36,108,842 shares as of May 31, 2026 and August 31, 2025, respectively	(11,946,797)	(7,751,973)
Retained earnings	24,025,992	21,018,731
Accumulated other comprehensive loss	(1,800,296)	(1,465,379)
Total Accenture plc shareholders’ equity	31,890,566	31,195,446
Noncontrolling interests	1,123,273	1,045,521
Total shareholders’ equity	33,013,839	32,240,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,806,561	$65,394,897
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE FORM 10-Q		4

Consolidated Income Statements
For the Three and Nine Months Ended May 31, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
REVENUES:
Revenues	$18,718,144	$17,727,871	$55,504,334	$52,076,717
OPERATING EXPENSES:
Cost of services	12,583,809	11,901,221	37,713,520	35,452,250
Sales and marketing	1,811,028	1,762,499	5,434,862	5,250,389
General and administrative costs	1,148,009	1,081,369	3,505,868	3,198,105
Business optimization costs	—	—	307,541	—
Total operating expenses	15,542,846	14,745,089	46,961,791	43,900,744
OPERATING INCOME	3,175,298	2,982,782	8,542,543	8,175,973
Interest income	75,069	78,987	259,828	231,127
Interest expense	(70,645)	(67,601)	(199,576)	(162,312)
Other income (expense), net	(29,894)	(43,029)	(28,643)	(49,630)
INCOME BEFORE INCOME TAXES	3,149,828	2,951,139	8,574,152	8,195,158
Income tax expense	761,935	707,176	2,084,975	1,812,564
NET INCOME	2,387,893	2,243,963	6,489,177	6,382,594
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,203)	(2,059)	(6,000)	(5,914)
Net income attributable to noncontrolling interests – other	(46,701)	(44,403)	(107,388)	(112,210)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$2,338,989	$2,197,501	$6,375,789	$6,264,470
Weighted average Class A ordinary shares:
Basic	612,213,453	624,343,707	616,153,379	625,606,104
Diluted	615,593,409	630,457,461	621,337,104	633,104,104
Earnings per Class A ordinary share:
Basic	$3.82	$3.52	$10.35	$10.01
Diluted	$3.80	$3.49	$10.27	$9.90
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		5

Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended May 31, 2026 and 2025
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
NET INCOME	$2,387,893	$2,243,963	$6,489,177	$6,382,594
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(178,475)	738,522	(12,741)	96,636
Defined benefit plans	4,046	3,545	23,911	(8,794)
Cash flow hedges	(225,381)	80,774	(346,087)	(18,689)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	(399,810)	822,841	(334,917)	69,153
Other comprehensive income (loss) attributable to noncontrolling interests	(1,771)	14,787	1,700	1,991
COMPREHENSIVE INCOME	$1,986,312	$3,081,591	$6,155,960	$6,453,738

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$1,939,179	$3,020,342	$6,040,872	$6,333,623
Comprehensive income attributable to noncontrolling interests	47,133	61,249	115,088	120,115
COMPREHENSIVE INCOME	$1,986,312	$3,081,591	$6,155,960	$6,453,738
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		6

Consolidated Shareholders’ Equity Statement
For the Three Months Ended May 31, 2026
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2026	$57	40	$15	665,095	$—	301	$2,098,413	$18,683,496	$(10,974,844)	(50,294)	$22,804,025	$(1,400,486)	$31,210,676	$1,088,516	$32,299,192
Net income											2,338,989		2,338,989	41,573	2,380,562
Other comprehensive income (loss)												(399,810)	(399,810)	(1,771)	(401,581)
Purchases of Class A shares								828	(1,183,463)	(5,951)			(1,182,635)	(828)	(1,183,463)
Share-based compensation expense							405,990	56,150					462,140		462,140
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						—		(162)					(162)		(162)
Issuances of Class A shares for employee share programs				2,371			(63,664)	398,733	211,510	601	(94,746)		451,833	289	452,122
Dividends							27,884				(1,022,276)		(994,392)	(941)	(995,333)
Other, net								3,927					3,927	(3,565)	362
Balance as of May 31, 2026	$57	40	$15	667,466	$—	301	$2,468,623	$19,142,972	$(11,946,797)	(55,644)	$24,025,992	$(1,800,296)	$31,890,566	$1,123,273	$33,013,839
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		7

Consolidated Shareholders’ Equity Statement — (continued)
For the Three Months Ended May 31, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of February 28, 2025	$57	40	$15	678,351	$—	303	$1,983,239	$16,685,363	$(12,324,187)	(51,947)	$25,209,996	$(2,308,430)	$29,246,053	$935,895	$30,181,948
Net income											2,197,501		2,197,501	46,462	2,243,963
Other comprehensive income (loss)												822,841	822,841	14,787	837,628
Purchases of Class A shares								1,417	(1,799,375)	(5,951)			(1,797,958)	(1,417)	(1,799,375)
Share-based compensation expense							435,217	62,575					497,792		497,792
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares								(152)					(152)		(152)
Issuances of Class A shares for employee share programs				1,811			(83,687)	465,404	127,880	442			509,597	392	509,989
Dividends							34,241				(957,269)		(923,028)	(866)	(923,894)
Other, net								2,079					2,079	(464)	1,615
Balance as of May 31, 2025	$57	40	$15	680,162	$—	303	$2,369,010	$17,216,686	$(13,995,682)	(57,456)	$26,450,228	$(1,485,589)	$30,554,725	$994,789	$31,549,514
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		8

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2026
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2025	$57	40	$14	657,965	$—	302	$2,790,652	$16,603,344	$(7,751,973)	(36,149)	$21,018,731	$(1,465,379)	$31,195,446	$1,045,521	$32,240,967
Net income											6,375,789		6,375,789	106,046	6,481,835
Other comprehensive income (loss)												(334,917)	(334,917)	1,700	(333,217)
Purchases of Class A shares								3,812	(5,191,491)	(22,268)			(5,187,679)	(3,812)	(5,191,491)
Share-based compensation expense							1,533,690	110,828					1,644,518		1,644,518
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(1)		(1,786)					(1,786)		(1,786)
Issuances of Class A shares for employee share programs			1	9,501			(1,940,557)	2,424,506	996,667	2,773	(273,684)		1,206,933	844	1,207,777
Dividends							84,838				(3,094,844)		(3,010,006)	(2,839)	(3,012,845)
Other, net								2,268					2,268	(24,187)	(21,919)
Balance as of May 31, 2026	$57	40	$15	667,466	$—	301	$2,468,623	$19,142,972	$(11,946,797)	(55,644)	$24,025,992	$(1,800,296)	$31,890,566	$1,123,273	$33,013,839
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE FORM 10-Q		9

Consolidated Shareholders’ Equity Statement — (continued)
For the Nine Months Ended May 31, 2025
(Unaudited)

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
Net income											6,264,470		6,264,470	118,124	6,382,594
Other comprehensive income (loss)												69,153	69,153	1,991	71,144
Purchases of Class A shares								3,340	(4,141,212)	(12,479)			(4,137,872)	(3,340)	(4,141,212)
Share-based compensation expense							1,535,028	119,303					1,654,331		1,654,331
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(5)		(4,397)					(4,397)		(4,397)
Issuances of Class A shares for employee share programs				7,677			(1,885,849)	2,388,066	710,102	2,268	(15,625)		1,196,694	949	1,197,643
Dividends							105,223				(2,881,040)		(2,775,817)	(2,627)	(2,778,444)
Other, net								(483)					(483)	90	(393)
Balance as of May 31, 2025	$57	40	$15	680,162	$—	303	$2,369,010	$17,216,686	$(13,995,682)	(57,456)	$26,450,228	$(1,485,589)	$30,554,725	$994,789	$31,549,514
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE FORM 10-Q		10

Consolidated Cash Flows Statements
For the Nine Months Ended May 31, 2026 and 2025
(Unaudited)

	May 31, 2026	May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,489,177	$6,382,594
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and other	1,751,870	1,682,662
Share-based compensation expense	1,644,518	1,654,331
Deferred tax expense (benefit)	247,266	281,808
Other, net	(72,342)	(118,070)
Change in assets and liabilities, net of acquisitions —
Receivables and contract assets, current and non-current	(1,079,892)	(1,229,325)
Other current and non-current assets	(658,785)	(1,098,489)
Accounts payable	445,047	(103,618)
Deferred revenues, current and non-current	919,741	699,455
Accrued payroll and related benefits	647,825	(138,087)
Income taxes payable, current and non-current	(258,427)	(219,572)
Other current and non-current liabilities	(808,051)	(233,437)
Net cash provided by (used in) operating activities	9,267,947	7,560,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(492,491)	(492,124)
Purchases of businesses and investments, net of cash acquired	(3,004,003)	(789,495)
Proceeds from the sale of businesses and investments, net of cash transferred	36,654	22,748
Other investing, net	7,535	10,511
Net cash provided by (used in) investing activities	(3,452,305)	(1,248,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,207,777	1,197,643
Purchases of shares	(5,193,277)	(4,145,609)
Proceeds from debt	—	5,061,085
Repayments of debt	—	(931,885)
Cash dividends paid	(3,012,845)	(2,778,444)
Other financing, net	(92,215)	(76,050)
Net cash provided by (used in) financing activities	(7,090,560)	(1,673,260)
Effect of exchange rate changes on cash and cash equivalents	(38,566)	(11,494)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,313,484)	4,627,138
CASH AND CASH EQUIVALENTS, beginning of period	11,478,729	5,004,469
CASH AND CASH EQUIVALENTS, end of period	$10,165,245	$9,631,607
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$240,436	$145,790
Income taxes paid, net	$2,003,545	$1,793,863
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		11

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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2026.
Allowance for Credit Losses—Client Receivables and Contract Assets
As of May 31, 2026 and August 31, 2025, the total allowance for credit losses recorded for client receivables and contract assets was $46,438 and $32,247, respectively. The change in the allowance is primarily due to changes in specific client reserves, gross client receivables and contract assets and immaterial write-offs.
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
Our non-current investments are as follows:

	May 31, 2026	August 31, 2025
Equity method investments	$356,422	$355,276
Investments without readily determinable fair values	568,902	365,984
Total non-current investments	$925,324	$721,260
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

As of May 31, 2026 and February 28, 2026, redeemable noncontrolling interests were $493,874 and $475,823, respectively. The increase was primarily driven by changes to the preliminary opening balance sheet and net income attributable to noncontrolling interests. We did not hold redeemable noncontrolling interests as of August 31, 2025.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		12

Depreciation and Amortization
As of May 31, 2026 and August 31, 2025, total accumulated depreciation was $3,136,005 and $2,926,630, respectively. See table below for a summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for the three and nine months ended May 31, 2026 and 2025, respectively.

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Depreciation	$143,592	$138,806	$429,861	$405,714
Amortization—Deferred transition	82,902	92,563	242,925	257,018
Amortization—Intangible assets	164,352	153,199	488,553	465,575
Operating lease cost	192,080	178,660	585,821	539,055
Other	1,653	5,224	4,710	15,300
Total depreciation, amortization and other	$584,579	$568,452	$1,751,870	$1,682,662
New Accounting Pronouncements
On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective beginning with our annual fiscal 2026 financial statements, and we plan to adopt the standard on a prospective basis. This ASU will impact our income tax disclosures, but not our financial position or results of operations.
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

2. Revenues
Disaggregation of Revenue
See Note 12 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $38 billion and $34 billion as of May 31, 2026 and August 31, 2025, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		13

performance obligations. We expect to recognize approximately 33% of our remaining performance obligations as of May 31, 2026 as revenue in fiscal 2026, an additional 35% in fiscal 2027, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for the three and nine months ended May 31, 2026 and 2025, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections results in Receivables, Contract assets, and Contract liabilities (Deferred revenues) on our Consolidated Balance Sheet. Our receivables are rights to consideration that are conditional only upon the passage of time as compared to our contract assets, which are rights to consideration conditional upon additional factors. When we bill or receive payments from our clients before revenue is recognized, we record Contract liabilities (Deferred revenues). Deferred revenues also include payments for transition or set-up activities on managed services contracts, which are deferred and recognized as revenue as the services are provided. Deferred transition revenues were $669,347 and $642,361 as of May 31, 2026 and August 31, 2025, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Deferred transition costs were $1,136,760 and $1,025,391 as of May 31, 2026 and August 31, 2025, respectively, and are included in Deferred contract costs. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	May 31, 2026	August 31, 2025
Receivables	$13,992,742	$13,065,433
Contract assets (current)	2,043,221	1,919,640
Receivables and contract assets, net of allowance (current)	16,035,963	14,985,073
Contract assets (non-current)	333,577	180,362
Deferred revenues (current)	6,529,286	6,073,170
Deferred revenues (non-current)	1,038,253	642,361
Changes in the contract asset and liability balances during the nine months ended May 31, 2026 were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during the three and nine months ended May 31, 2026 that were included in Deferred revenues as of February 28, 2026 and August 31, 2025 were $3.3 billion and $4.9 billion, respectively. Revenues recognized during the three and nine months ended May 31, 2025 that were included in Deferred revenues as of February 28, 2025 and August 31, 2024 were $2.8 billion and $4.1 billion, respectively.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		14

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Basic earnings per share
Net income attributable to Accenture plc	$2,338,989	$2,197,501	$6,375,789	$6,264,470
Basic weighted average Class A ordinary shares	612,213,453	624,343,707	616,153,379	625,606,104
Basic earnings per share	$3.82	$3.52	$10.35	$10.01
Diluted earnings per share
Net income attributable to Accenture plc	$2,338,989	$2,197,501	$6,375,789	$6,264,470
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	2,203	2,059	6,000	5,914
Net income for diluted earnings per share calculation	$2,341,192	$2,199,560	$6,381,789	$6,270,384
Basic weighted average Class A ordinary shares	612,213,453	624,343,707	616,153,379	625,606,104
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	577,325	584,814	580,006	590,448
Diluted effect of employee compensation related to Class A ordinary shares	2,715,481	5,478,522	4,429,335	6,757,018
Diluted effect of share purchase plans related to Class A ordinary shares	87,150	50,418	174,384	150,534
Diluted weighted average Class A ordinary shares (2)	615,593,409	630,457,461	621,337,104	633,104,104
Diluted earnings per share	$3.80	$3.49	$10.27	$9.90
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

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Foreign currency translation
Beginning balance	$(894,328)	$(1,937,629)	$(1,060,062)	$(1,295,743)
Foreign currency translation	(185,855)	758,598	(21,817)	98,485
Income tax benefit (expense)	5,614	(5,368)	10,875	168
Portion attributable to noncontrolling interests	1,766	(14,708)	(1,799)	(2,017)
Foreign currency translation, net of tax	(178,475)	738,522	(12,741)	96,636
Ending balance	(1,072,803)	(1,199,107)	(1,072,803)	(1,199,107)

Defined benefit plans
Beginning balance	(176,075)	(266,511)	(195,940)	(254,172)
Actuarial gains (losses)	—	—	109,527	—
Prior service costs arising during the period	—	—	(102,407)	—
Reclassifications into net periodic pension and post-retirement expense	6,006	4,650	16,857	(8,775)
Income tax benefit (expense)	(1,752)	(1,101)	161	(27)
Portion attributable to noncontrolling interests	(208)	(4)	(227)	8
Defined benefit plans, net of tax	4,046	3,545	23,911	(8,794)
Ending balance	(172,029)	(262,966)	(172,029)	(262,966)

Cash flow hedges
Beginning balance	(330,083)	(104,290)	(209,377)	(4,827)
Unrealized gain (loss)	(373,867)	76,998	(609,221)	(22,024)
Reclassification adjustments into Cost of services	106,192	1,893	193,679	(3,754)
Income tax benefit (expense)	42,081	1,958	69,129	7,071
Portion attributable to noncontrolling interests	213	(75)	326	18
Cash flow hedges, net of tax	(225,381)	80,774	(346,087)	(18,689)
Ending balance (1)	(555,464)	(23,516)	(555,464)	(23,516)

Accumulated other comprehensive loss	$(1,800,296)	$(1,485,589)	$(1,800,296)	$(1,485,589)
(1)As of May 31, 2026, $362,320 of net unrealized losses related to derivatives designated as cash flow hedges are expected to be reclassified into Cost of services in the next twelve months.

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		16

5. Business Combinations
During the nine months ended May 31, 2026, we completed individually immaterial acquisitions for total consideration of $2,815,388, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	August 31, 2025	Additions/ Adjustments	Foreign Currency Translation	May 31, 2026
Americas	$12,414,698	$1,349,701	$16,644	$13,781,043
EMEA	8,036,627	876,105	(5,757)	8,906,975
Asia Pacific	2,085,091	599,858	(50,167)	2,634,782
Total	$22,536,416	$2,825,664	$(39,280)	$25,322,800
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	May 31, 2026			August 31, 2025
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$3,971,508	$(1,716,458)	$2,255,050	$3,735,706	$(1,572,270)	$2,163,436
Technology	288,471	(161,415)	127,056	294,292	(173,864)	120,428
Patents	108,238	(72,013)	36,225	114,739	(72,430)	42,309
Other	129,546	(48,885)	80,661	125,255	(40,673)	84,582
Total	$4,497,763	$(1,998,771)	$2,498,992	$4,269,992	$(1,859,237)	$2,410,755
Total amortization related to our intangible assets was $164,352 and $488,553 for the three and nine months ended May 31, 2026, respectively. Total amortization related to our intangible assets was $153,199 and $465,575 for the three and nine months ended May 31, 2025, respectively. Estimated future amortization related to intangible assets held as of May 31, 2026 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2026	$167,747
2027	555,328
2028	516,056
2029	420,937
2030	324,232
Thereafter	514,692
Total	$2,498,992

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		17

7. Shareholders’ Equity
Dividends
Our dividend activity during the nine months ended May 31, 2026 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 14, 2025	$1.63	October 10, 2025	$1,008,864	October 9, 2025	$952	$1,009,816
February 13, 2026	1.63	January 13, 2026	1,006,750	January 12, 2026	946	1,007,696
May 15, 2026	1.63	April 9, 2026	994,392	April 8, 2026	941	995,333
Total Dividends			$3,010,006		$2,839	$3,012,845
The payment of cash dividends includes the net effect of $84,838 of additional restricted stock units being issued as a part of our share plans, which resulted in 429,186 restricted share units being issued.
Subsequent Event
On June 17, 2026, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.63 per share on our Class A ordinary shares for shareholders of record at the close of business on July 9, 2026 payable on August 14, 2026.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2026 and 2025, as well as those expected to be reclassified into Cost of services in the next twelve months, see Note 4 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were net losses of $58,198 and $95,646 for the three and nine months ended May 31, 2026, respectively, and net losses of $44,798 and $61,496 for the three and nine months ended May 31, 2025, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	May 31, 2026	August 31, 2025
Assets
Cash Flow Hedges
Other current assets	$3,511	$13,208
Other non-current assets	4,418	5,506
Other Derivatives
Other current assets	32,790	18,133
Total assets	$40,719	$36,847
Liabilities
Cash Flow Hedges
Other accrued liabilities	$365,831	$128,285
Other non-current liabilities	292,620	126,793
Other Derivatives
Other accrued liabilities	25,608	26,311
Total liabilities	$684,059	$281,389
Total fair value	$(643,340)	$(244,542)
Total notional value	$16,943,808	$17,201,447
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

	May 31, 2026	August 31, 2025
Net derivative assets	$22,909	$767
Net derivative liabilities	666,249	245,309
Total fair value	$(643,340)	$(244,542)

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		19

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
The following is a summary of total outstanding debt as of May 31, 2026 and August 31, 2025, respectively:

	May 31, 2026	August 31, 2025
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,412	$99,963
Other (2)	13,404	14,521
Total current portion of long-term debt and bank borrowings	$112,816	$114,484

Long-term debt
Senior notes – 3.90% due 2027	$1,100,000	$1,100,000
Senior notes – 4.05% due 2029	1,200,000	1,200,000
Senior notes – 4.25% due 2031	1,200,000	1,200,000
Senior notes – 4.50% due 2034	1,500,000	1,500,000
Total principal amount (3)	$5,000,000	$5,000,000
Less: unamortized debt discount and issuance costs	(27,513)	(32,774)
Total carrying amount	$4,972,487	$4,967,226
Other (2)	56,962	66,943
Total long-term debt	$5,029,449	$5,034,169
(1)The carrying amounts of the commercial paper as of May 31, 2026 and August 31, 2025 include the remaining principal outstanding of $100,000 and $100,000, respectively, net of total unamortized discounts of $588 and $37, respectively. The weighted-average effective interest rate for the commercial paper was 3.8% and 4.5% as of May 31, 2026 and August 31, 2025, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)The total estimated fair value of our senior notes was $4.9 billion as of May 31, 2026. The fair value was determined based on quoted prices as of the last trading day of the third quarter of fiscal 2026 and is classified as Level 2 within the fair value hierarchy.
As of May 31, 2026, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Fiscal Year	Amount
Remainder of 2026	$100,000
2027	—
2028	1,100,000
2029	—
2030	1,200,000
Thereafter	2,700,000
Total	$5,100,000

Table of Contents	Notes To Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE FORM 10-Q		20

As of May 31, 2026, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facilities (1)	$8,100,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	2,165,593
Local guaranteed and non-guaranteed lines of credit (3)	309,476
Total	$10,575,069
(1)On April 22, 2026, we replaced our $5.5 billion syndicated 5-year credit facility with a new $5.925 billion syndicated 5-year credit facility and a new $2.175 billion syndicated 364-day credit facility, maturing on April 22, 2031 and April 21, 2027, respectively, aggregating to $8.1 billion. These facilities provide unsecured, revolving borrowing capacity for general corporate purposes, including the issuance of short-term commercial paper. The 5-year credit facility also provides for the issuance of letters of credit. Borrowings under these facilities will accrue interest at the applicable risk-free rate plus a spread. We are in compliance with relevant covenant terms. The facilities are subject to quarterly facility fees.
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of May 31, 2026 and August 31, 2025, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of May 31, 2026 and August 31, 2025, we had no borrowings under these various facilities.
We had an aggregate of $1,382,396 and $1,373,620 of letters of credit outstanding and $100,000 and $100,000 (excluding unamortized discounts) of commercial paper outstanding as of May 31, 2026 and August 31, 2025, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

10. Income Taxes
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended May 31, 2026 and 2025 were 24.2% and 24.0%, respectively. Our effective tax rates for the nine months ended May 31, 2026 and 2025 were 24.3% and 22.1%, respectively. The higher effective tax rate for the nine months ended May 31, 2026 was primarily due to reduced tax benefits from share-based payments and adjustments to prior year tax liabilities.

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
As of May 31, 2026 and August 31, 2025, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,252,000 and $2,225,000, respectively, of which all but approximately $42,000 and $55,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of May 31, 2026 and August 31, 2025, we have issued or provided guarantees in the form of letters of credit and surety bonds of $2,110,687 ($1,901,770 net of recourse provisions) and $1,997,596 ($1,788,832 net of recourse provisions), respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of May 31, 2026, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Three Months Ended May 31, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$9,137,772	$6,873,448	$2,706,924	$18,718,144
Less:
Payroll costs	5,629,691	4,536,068	1,668,328	11,834,087
Non-payroll costs including subcontractor costs (1)	1,616,931	1,191,989	508,993	3,317,913
Depreciation and amortization (2)	183,052	151,385	56,409	390,846
Operating income (4)	1,708,098	994,006	473,194	3,175,298
Net assets as of May 31, 2026 (5)	6,398,459	3,605,463	(65,161)	9,938,761
Property & equipment, net as of May 31, 2026	561,318	510,831	547,832	1,619,981

Three Months Ended May 31, 2025
Revenues	$8,966,131	$6,231,849	$2,529,891	$17,727,871
Less:
Payroll costs	5,564,340	4,368,653	1,558,890	11,491,883
Non-payroll costs including subcontractor costs (1)	1,474,113	968,311	418,122	2,860,546
Depreciation and amortization (2)	208,048	141,792	42,820	392,660
Operating income (4)	1,719,630	753,093	510,059	2,982,782
Net assets as of May 31, 2025 (5)	5,974,197	3,500,643	88,520	9,563,360
Property & equipment, net as of May 31, 2025	614,590	519,871	476,637	1,611,098

Nine Months Ended May 31, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$27,114,233	$20,378,072	$8,012,029	$55,504,334
Less:
Payroll costs	17,278,889	13,769,522	4,969,132	36,017,543
Non-payroll costs including subcontractor costs (1)	4,588,794	3,419,780	1,471,821	9,480,395
Depreciation and amortization (2)	551,309	447,715	157,288	1,156,312
Business optimization costs (3)	66,749	169,811	70,981	307,541
Operating income (4)	4,628,492	2,571,244	1,342,807	8,542,543
Net assets as of May 31, 2026 (5)	6,398,459	3,605,463	(65,161)	9,938,761
Property & equipment, net as of May 31, 2026	561,318	510,831	547,832	1,619,981

Nine Months Ended May 31, 2025
Revenues	$26,252,324	$18,447,676	$7,376,717	$52,076,717
Less:
Payroll costs	16,872,155	12,649,248	4,604,591	34,125,994
Non-payroll costs including subcontractor costs (1)	4,430,268	2,956,569	1,235,530	8,622,367
Depreciation and amortization (2)	612,594	413,554	126,235	1,152,383
Operating income (4)	4,337,307	2,428,305	1,410,361	8,175,973
Net assets as of May 31, 2025 (5)	5,974,197	3,500,643	88,520	9,563,360
Property & equipment, net as of May 31, 2025	614,590	519,871	476,637	1,611,098
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
(4)We do not allocate items below operating income to our segments. To reconcile total segment operating income to our consolidated income before income taxes, refer to the Interest income, Interest expense and Other income (expense), net line items on our Consolidated Income Statements.

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

Revenues by industry group and type of work are as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Industry Groups
Communications, Media & Technology	$3,217,835	$2,912,485	$9,411,131	$8,500,025
Financial Services	3,488,749	3,278,891	10,486,137	9,458,156
Health & Public Service	3,845,053	3,777,684	11,312,089	11,199,205
Products	5,668,694	5,344,109	16,886,801	15,821,265
Resources	2,497,813	2,414,702	7,408,176	7,098,066
Total Revenues	$18,718,144	$17,727,871	$55,504,334	$52,076,717
Type of Work
Consulting	$9,328,494	$9,007,033	$27,602,702	$26,334,521
Managed Services	9,389,650	8,720,838	27,901,632	25,742,196
Total Revenues	$18,718,144	$17,727,871	$55,504,334	$52,076,717

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “aspires,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook,” “goal,” “target,” “strategy,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those identified below. Many of the following risks, uncertainties and other factors identified below may be amplified by conflict in the Middle East, as well as any escalation or expansion of economic disruption or the conflict’s current scope.
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
Overview
Accenture helps enterprises reinvent by building their digital core and unleashing the power of AI to create value at speed for organizations across industries. We bring together the talent of our people, with proprietary assets and platforms, deep process and industry expertise, and ecosystem relationships to deliver end-to-end solutions and measurable outcomes at scale. Through our Reinvention Services, we offer broad expertise across Cybersecurity, Digital Core, Finance, Industry and Enterprise, Song, Supply Chain and Engineering and Talent, with advanced capabilities in AI and Data, Industry and Process, and Technology. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
Our results of operations are affected by economic conditions, including macroeconomic conditions, the overall inflationary environment, new and rapidly changing technologies, and levels of business confidence. We continue to see significant economic and geopolitical uncertainty in many markets around the world, including as a result of conflict in the Middle East, which has impacted and may continue to impact our business. While the discretionary environment is unchanged, clients continue to prioritize large-scale transformations, which include becoming AI-ready.
Key Metrics
Key metrics for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 are included below.
•Revenues of $18.7 billion, an increase of 6% in U.S. dollars and 3% in local currency;
•New bookings of $19.3 billion, a decrease of 2% in U.S. dollars and 3% in local currency;
•Operating margin of 17.0%, compared to operating margin of 16.8% in the third quarter of fiscal 2025;
•Diluted earnings per share of $3.80, compared to diluted earnings per share of $3.49, a 9% increase over the third quarter of fiscal 2025;
•Cash returned to shareholders of $2.2 billion, including dividends of $1.0 billion and share purchases of $1.2 billion.
Revenues

		Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Revenues for the Three Months Ended
(in billions of U.S. dollars)		May 31, 2026	May 31, 2025			May 31, 2026	May 31, 2025

Geographic Markets	Americas	$9.1	$9.0	2%	1%	49%	51%
	EMEA	6.9	6.2	10	4	37	35
	Asia Pacific	2.7	2.5	7	8	14	14
	Total Revenues	$18.7	$17.7	6%	3%	100%	100%

Industry Groups	Communications, Media & Technology	$3.2	$2.9	10%	9%	17%	16%
	Financial Services	3.5	3.3	6	3	19	18
	Health & Public Service	3.8	3.8	2	—	21	21
	Products	5.7	5.3	6	3	30	30
	Resources	2.5	2.4	3	1	13	14
	Total Revenues	$18.7	$17.7	6%	3%	100%	100%

Type of Work	Consulting	$9.3	$9.0	4%	1%	50%	51%
	Managed Services	9.4	8.7	8	5	50	49
	Total Revenues	$18.7	$17.7	6%	3%	100%	100%

Amounts in table may not total due to rounding.
Revenues for the third quarter of fiscal 2026 increased 6% in U.S. dollars and 3% in local currency compared to the third quarter of fiscal 2025. During the third quarter of fiscal 2026, revenue growth in local currency was very strong in Asia Pacific, solid in EMEA and slight in the Americas. We experienced local currency revenue growth that was very strong in Communications, Media & Technology, modest in Financial Services and Products, slight in Resources and flat in Health & Public Service. Revenue growth in local currency was solid in managed services and slight in consulting. While the business environment remained competitive, pricing was relatively stable. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for the third quarter of fiscal 2026 increased 4% in U.S. dollars and 1% in local currency compared to the third quarter of fiscal 2025. Consulting revenue growth in local currency for the third quarter of fiscal 2026 was driven by very strong growth in Asia Pacific, while the Americas and EMEA were flat. Our consulting revenue continues to be

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
In our managed services business, revenues for the third quarter of fiscal 2026 increased 8% in U.S. dollars and 5% in local currency compared to the third quarter of fiscal 2025. Managed services revenue growth in local currency for the third quarter of fiscal 2026 was driven by very strong growth in EMEA, strong growth in Asia Pacific and modest growth in the Americas. We continue to assist clients with reinvented operations, application development and maintenance, and infrastructure management including cloud and security. Clients continue to be focused on transforming their operations through technology, AI and data, and leveraging our proprietary assets and platforms and talent to drive productivity and cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, U.K. pound and Japanese yen. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the three and nine months ended May 31, 2026 compared to the three and nine months ended May 31, 2025, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 2.5% and 2.7% higher, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2026, we estimate that our full fiscal 2026 revenue growth in U.S. dollars will be approximately 2% higher than our revenue growth in local currency.
People Metrics

Utilization	Workforce	Annualized Voluntary Attrition
93%	799,000	14%
compared to 92% in the third quarter of fiscal 2025	compared to approximately 791,000 as of May 31, 2025	compared to 16% in the third quarter of fiscal 2025

Utilization for the third quarter of fiscal 2026 was 93%, compared to 92% in the third quarter of fiscal 2025. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our solutions and services, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, was approximately 799,000 as of May 31, 2026, compared to approximately 779,000 as of August 31, 2025 and 791,000 as of May 31, 2025.
For the third quarter of fiscal 2026, annualized attrition, excluding involuntary terminations, was 14%, down from 16% in the third quarter of fiscal 2025. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
New Bookings

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	May 31, 2026	May 31, 2025			May 31, 2026	May 31, 2025
Consulting	$10.3	$9.1	13%	11%	$31.5	$28.8	9%	6%
Managed Services	9.1	10.6	(15)%	(16)%	30.9	30.5	1%	(1)%
Total New Bookings	$19.3	$19.7	(2)%	(3)%	$62.4	$59.3	5%	2%
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

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Results of Operations for the Three and Nine Months Ended May 31, 2026 Compared to the Three and Nine Months Ended May 31, 2025
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Nine Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	May 31, 2026	May 31, 2025			May 31, 2026	May 31, 2025
Geographic Markets
Americas	$9,138	$8,966	2%	1%	$27,114	$26,252	3%	3%
EMEA	6,873	6,232	10	4	20,378	18,448	10	3
Asia Pacific	2,707	2,530	7	8	8,012	7,377	9	9
Total	$18,718	$17,728	6%	3%	$55,504	$52,077	7%	4%
Industry Groups
Communications, Media & Technology	$3,218	$2,912	10%	9%	$9,411	$8,500	11%	9%
Financial Services	3,489	3,279	6	3	10,486	9,458	11	7
Health & Public Service	3,845	3,778	2	—	11,312	11,199	1	(1)
Products	5,669	5,344	6	3	16,887	15,821	7	3
Resources	2,498	2,415	3	1	7,408	7,098	4	2
Total	$18,718	$17,728	6%	3%	$55,504	$52,077	7%	4%
Type of Work
Consulting	$9,328	$9,007	4%	1%	$27,603	$26,335	5%	2%
Managed Services	9,390	8,721	8	5	27,902	25,742	8	6
Total	$18,718	$17,728	6%	3%	$55,504	$52,077	7%	4%
Amounts in table may not total due to rounding.
Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for the three and nine months ended May 31, 2026 compared to the three and nine months ended May 31, 2025:
Americas
•Three Months. Revenues increased 1% in local currency, led by growth in Software & Platforms, High Tech and Industrials, partially offset by a decline in Public Service. Revenue growth was driven by the United States.
•Nine Months. Revenues increased 3% in local currency, led by growth in Banking & Capital Markets, Industrials and     Software & Platforms, partially offset by a decline in Public Service, driven by our U.S. federal business. Revenue growth was driven by the United States.
EMEA
•Three Months. Revenues increased 4% in local currency, led by growth in Public Service and Software & Platforms. Revenue growth was driven by the United Kingdom and Italy, partially offset by a decline in Germany.
•Nine Months. Revenues increased 3% in local currency, led by growth in Public Service, Insurance and Banking & Capital Markets. Revenue growth was driven by the United Kingdom and Italy.
Asia Pacific
•Three Months. Revenues increased 8% in local currency, led by growth in Public Service, Banking & Capital Markets and Insurance. Revenue growth was driven by Japan, Australia and Singapore.
•Nine Months. Revenues increased 9% in local currency, led by growth in Banking & Capital Markets, Public Service and Communications & Media. Revenue growth was driven by Japan, Australia and Singapore.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Operating Expenses
Operating expenses for the third quarter of fiscal 2026 increased $798 million, or 5%, compared to the third quarter of fiscal 2025, and decreased as a percentage of revenues to 83.0% from 83.2% during this period. Operating expenses for the nine months ended May 31, 2026 increased $3,061 million, or 7%, compared to the nine months ended May 31, 2025, and increased as a percentage of revenues to 84.6% over 84.3% during this period.
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
Operating expenses by category are as follows:

	Three Months Ended					Nine Months Ended
(in millions of U.S. dollars)	May 31, 2026		May 31, 2025		Increase (Decrease)	May 31, 2026		May 31, 2025		Increase (Decrease)
Operating Expenses	$15,543	83.0%	$14,745	83.2%	$798	$46,962	84.6%	$43,901	84.3%	$3,061
Cost of services	12,584	67.2	11,901	67.1	683	37,714	67.9	35,452	68.1	2,261
Sales and marketing	1,811	9.7	1,762	9.9	49	5,435	9.8	5,250	10.1	184
General and administrative costs	1,148	6.1	1,081	6.1	67	3,506	6.3	3,198	6.1	308
Business optimization costs	—	—	—	—	—	308	0.6	—	—	308
Amounts in table may not total due to rounding.
Cost of Services
Cost of services for the third quarter of fiscal 2026 increased $683 million, or 6%, over the third quarter of fiscal 2025, and increased as a percentage of revenues to 67.2% compared to 67.1% during this period. Gross margin for the third quarter of fiscal 2026 decreased as a percentage of revenues to 32.8% compared to 32.9% during the third quarter of fiscal 2025. The decrease in gross margin was primarily due to higher non-payroll costs, including higher subcontractor costs, largely offset by lower payroll costs.
Cost of services for the nine months ended May 31, 2026 increased $2,261 million, or 6%, over the nine months ended May 31, 2025, and decreased as a percentage of revenues to 67.9% compared to 68.1% during this period. Gross margin for the nine months ended May 31, 2026 increased as a percentage of revenues to 32.1% compared to 31.9% during the nine months ended May 31, 2025. The increase in gross margin was primarily due to lower payroll costs, partially offset by an increase in non-payroll costs.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2026 increased $49 million, or 3%, over the third quarter of fiscal 2025, and decreased as a percentage of revenues to 9.7% from 9.9% during this period. Sales and marketing expense for the nine months ended May 31, 2026 increased $184 million, or 4%, over the nine months ended May 31, 2025, and decreased as a percentage of revenues to 9.8% from 10.1% during this period. The decrease as a percentage of revenues for the nine months ended May 31, 2026 was primarily due to lower selling and business development costs.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2026 increased $67 million, or 6%, over the third quarter of fiscal 2025, and remained flat as a percentage of revenues at 6.1% during this period. General and administrative costs for the nine months ended May 31, 2026 increased $308 million, or 10%, over the nine months ended May 31, 2025, and increased as a percentage of revenues to 6.3% over 6.1% during this period.
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
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets are as follows:

	Three Months Ended					Nine Months Ended
	May 31, 2026		May 31, 2025			May 31, 2026		May 31, 2025
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas	$1,708	19%	$1,720	19%	$(12)	$4,628	17%	$4,337	17%	$291
EMEA	994	14	753	12	241	2,571	13	2,428	13	143
Asia Pacific	473	17	510	20	(37)	1,343	17	1,410	19	(68)
Total	$3,175	17.0%	$2,983	16.8%	$193	$8,543	15.4%	$8,176	15.7%	$367
Amounts in table may not total due to rounding.
Operating income for the third quarter of fiscal 2026 increased $193 million, or 6%, compared with the third quarter of fiscal 2025. Operating margin for the third quarter of fiscal 2026 was 17.0%, compared with 16.8% for the third quarter of fiscal 2025. Operating income for the nine months ended May 31, 2026 increased $367 million, or 4%, compared with the nine months ended May 31, 2025. Operating margin for the nine months ended May 31, 2026 was 15.4%, compared with 15.7% for the nine months ended May 31, 2025.
Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the three and nine months ended May 31, 2026 was similar to that disclosed for revenue for each geographic market. Additionally, payroll costs for our geographic markets increased in line with revenues, except as described below. The commentary below provides insight into other factors affecting geographic market performance and operating income for the three and nine months ended May 31, 2026 compared with the three and nine months ended May 31, 2025:
Americas
•Three Months. Operating income decreased as revenue growth was offset by higher non-payroll costs.
•Nine Months. Operating income increased due to revenue growth, partially offset by the impact of business optimization costs.
EMEA
•Three Months. Operating income increased due to revenue growth in local currency and the positive impact of foreign currency exchange rates, which resulted in an increase in U.S. dollar revenues and lower payroll costs as a percentage of revenues, partially offset by higher non-payroll costs, including an increase in sub-contractor costs.
•Nine Months. Operating income increased due to revenue growth in local currency and the positive impact of foreign currency exchange rates, which resulted in an increase in U.S. dollar revenues, partially offset by higher non-payroll costs and the impact of business optimization costs.
Asia Pacific
•Three Months. Operating income decreased as revenue growth was offset by higher non-payroll costs, including an increase in facility and technology costs.
•Nine Months. Operating income decreased as revenue growth was offset by higher non-payroll costs and the impact of business optimization costs.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for the nine months ended May 31, 2026 by approximately 60 basis points. Adjusted operating margin for the nine months ended May 31, 2026 was 15.9%.

	Nine Months Ended
	May 31, 2026				May 31, 2025
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Operating Margin (GAAP)	Increase (Decrease)
Americas	$4,628	$67	$4,695	17%	$4,337	17%	$358
EMEA	2,571	170	2,741	13	2,428	13	313
Asia Pacific	1,343	71	1,414	17	1,410	19	3
Total	$8,543	$308	$8,850	15.9%	$8,176	15.7%	$674
Amounts in tables may not total due to rounding.
(1)Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026, primarily for employee severance.
Interest Income
Interest income for the third quarter of fiscal 2026 was $75 million, a decrease of $4 million, or 5%, from the third quarter of fiscal 2025. Interest income for the nine months ended May 31, 2026 was $260 million, an increase of $29 million, or 12%, over the nine months ended May 31, 2025. The increase for the nine months ended May 31, 2026 was primarily due to a higher average cash balance.
Interest Expense
Interest expense for the third quarter of fiscal 2026 was $71 million, an increase of $3 million, or 5%, over the third quarter of fiscal 2025. Interest expense for the nine months ended May 31, 2026 was $200 million, an increase of $37 million, or 23%, over the nine months ended May 31, 2025. The increase for the nine months ended May 31, 2026 was primarily due to a higher average long-term debt balance.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During the three and nine months ended May 31, 2026, Other income (expense), net increased $13 million and $21 million over the three and nine months ended May 31, 2025, respectively, primarily due to lower foreign currency exchange losses.
Income Tax Expense
The effective tax rates for the third quarter of fiscal 2026 and 2025 were 24.2% and 24.0%, respectively. The effective tax rates for the nine months ended May 31, 2026 and 2025 were 24.3% and 22.1%, respectively. The higher effective tax rate for the nine months ended May 31, 2026 was primarily due to reduced tax benefits from share-based payments and adjustments to prior year tax liabilities.
Income Tax Expense Excluding Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $308 million, and related reduction in tax expense of $57 million, our adjusted effective tax rate was 24.1% for the nine months ended May 31, 2026.
Earnings Per Share
Diluted earnings per share were $3.80 for the third quarter of fiscal 2026, compared with $3.49 for the third quarter of fiscal 2025. Diluted earnings per share were $10.27 for the nine months ended May 31, 2026, compared with $9.90 for the nine months ended May 31, 2025. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The increase in diluted earnings per share for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 was due to the following factors:

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Three Months Ended
May 31, 2025 As Reported	$3.49
Higher revenue and operating results	0.23
Lower share count	0.09
Higher effective tax rate	(0.01)
May 31, 2026 As Reported	$3.80
Earnings Per Share Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs of $250 million, net of related taxes, decreased diluted earnings per share by $0.40 for the nine months ended May 31, 2026. Adjusted diluted earnings per share were $10.67 for the nine months ended May 31, 2026.

Nine Months Ended
May 31, 2025 As Reported	$9.90

May 31, 2026 As Reported	$10.27
Business optimization costs	0.49
Tax effect of business optimization costs (1)	(0.09)
May 31, 2026 As Adjusted	$10.67
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
The increase in adjusted diluted earnings per share for the nine months ended May 31, 2026 compared to diluted earnings per share for the nine months ended May 31, 2025 was due to the following factors:

Nine Months Ended
May 31, 2025 As Reported	$9.90
Higher revenue and operating results	0.83
Lower share count	0.20
Higher non-operating income	0.02
Lower net income attributable to noncontrolling interests	0.01
Higher effective tax rate	(0.29)
May 31, 2026 As Adjusted	$10.67
Liquidity and Capital Resources
As of May 31, 2026, Cash and cash equivalents was $10.2 billion, compared with $11.5 billion as of August 31, 2025.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended
(in millions of U.S. dollars)	May 31, 2026	May 31, 2025	Change
Net cash provided by (used in):
Operating activities	$9,268	$7,560	$1,708
Investing activities	(3,452)	(1,248)	(2,204)
Financing activities	(7,091)	(1,673)	(5,417)
Effect of exchange rate changes on cash and cash equivalents	(39)	(11)	(27)
Net increase (decrease) in cash and cash equivalents	$(1,313)	$4,627	$(5,941)
Amounts in table may not total due to rounding

Operating activities: The $1,708 million increase in operating cash flows was primarily due to higher net income, higher accruals for certain compensation payments reflected in accrued payroll and benefits, and the timing of vendor accruals and payments in accounts payable and other current and non-current liabilities.

ACCENTURE FORM 10-Q	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Investing activities: The $2,204 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $5,417 million increase in cash used was primarily due to lower net proceeds from borrowings and higher net purchases of shares. For additional information, see Note 9 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of May 31, 2026, we had outstanding long-term debt in the form of senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $5 billion, which mature from 2027 through 2034. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.
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
Our share purchase activity during the nine months ended May 31, 2026 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
(in millions of U.S. dollars, except share amounts)	Shares	Amount	Shares	Amount
Open-market share purchases (1)	19,967,485	$4,605	—	$—
Other share purchase programs	—	—	7,485	2
Other purchases (2)	2,300,842	586	—	—
Total	22,268,327	$5,191	7,485	$2
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During the nine months ended May 31, 2026, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
We intend to continue to use a portion of cash generated from operations for share repurchases during the remainder of fiscal 2026. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

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
Significant Accounting Policies
See Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended May 31, 2026, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2025. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity investment risk as of August 31, 2025, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the third quarter of fiscal 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2026 — March 31, 2026	4,321,766	$201.51	4,302,914	$3,524
April 1, 2026 — April 30, 2026	1,474,439	192.97	1,451,265	3,244
May 1, 2026 — May 31, 2026	155,586	180.42	—	3,244
Total (4)	5,951,791	$198.84	5,754,179
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2026, we purchased 5,754,179 Accenture plc Class A ordinary shares under this program for an aggregate price of $1,147 million. The open-market purchase program does not have an expiration date.
(3)As of May 31, 2026, our aggregate available authorization for share purchases and redemptions was $3,244 million which management has the discretion to use for either our publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2026, the Board of Directors of Accenture plc has authorized an aggregate of $59.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc.
(4)During the third quarter of fiscal 2026, Accenture purchased 197,612 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Item 3. Defaults Upon Senior Securities
None.

ACCENTURE FORM 10-Q	Part II — Other Information	37
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
The table below summarizes the terms of trading arrangements adopted or terminated by our executive officers or directors during the third quarter of fiscal 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan (1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement (2)
Joel Unruch	General counsel and corporate secretary	Adopted on April 29, 2026	July 30, 2026 — April 23, 2027	24,000
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

10.1
Five-Year Credit Agreement, dated as of April 22, 2026, among Accenture plc, the borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on April 24, 2026).

10.2
364-Day Credit Agreement, dated as of April 22, 2026, among Accenture plc, the borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on April 24, 2026)

10.3*	Accenture LLP Leadership Separation Benefits Plan (effective November 1, 2024) and Amendment / Summary of Material Modifications (SMM) (effective June 1, 2026) (filed herewith)

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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of May 31, 2026 (Unaudited) and August 31, 2025, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2026 and 2025, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three and nine months ended May 31, 2026 and 2025, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2026 and 2025 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	The cover page from Accenture plc’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2026, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.

ACCENTURE FORM 10-Q	Signatures	38
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 18, 2026

ACCENTURE PLC

By:	/s/ Angie Park
Name:	Angie Park
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)