Form 10-K
period 2026-08-31
Accenture plc
filed 2026-10-16
CIK 1467373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 27, 2026 was approximately $128,329,638,991 based on the closing price of the registrant’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $208.72 per share and on the par value of the registrant’s Class X ordinary shares, par value $0.0000225 per share.
The number of shares of the registrant’s Class A ordinary shares, par value $0.0000225 per share, outstanding as of October 2, 2026 was 668,722,814 (which number includes 77,985,339 issued shares held by the registrant). The number of shares of the registrant’s Class X ordinary shares, par value $0.0000225 per share, outstanding as of October 2, 2026 was 300,673.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual General Meeting of Shareholders, to be held on January 28, 2027 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2026.

ACCENTURE 2026 FORM 10-K	Part I	1
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

Item 1. Business
Overview
Accenture is a business reinvention and technology company. Our ambition is to be the reinvention partner of choice for our clients and lead in the safe, widespread adoption of AI, and to be the most client-focused, AI-enabled, great place to work in the world. Our people bring deep insights across industries and functions, with capabilities spanning strategy, process, operating model, change management, talent, data, technology and AI. We deliver this expertise through consulting, managed services, proprietary assets and platforms, and increasingly, software. We bring innovation and new solutions informed by our experience across industries, enabling us to apply relevant insights, capabilities and leading practices from adjacent sectors to address emerging business challenges and opportunities. We serve more than 9,000 clients and generated revenues of approximately $74 billion in fiscal year 2026.

Fiscal 2026 Highlights

We serve clients and manage our business through three geographic markets: Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. These markets bring together all of our Reinvention Services with both local and global talent and solutions.
$74.2B in revenues
Our revenues are derived primarily from Forbes Global 2000 companies, governments and government agencies. Today, we work across every major market with more than 9,000 clients, including the world’s largest companies—approximately three quarters of the Fortune Global 100 and 500—and every G7 government.
As of August 31, 2026, we employed approximately 814,000 people.
We have long-term relationships and have partnered with 85% of our top 200 commercial clients, and all of the G7, for 20+ years.

Fiscal 2026 Investments

$4.9B	$1.0B	$1.0B
across 17 strategic acquisitions	in research and development	in learning and professional development

During fiscal 2026, we continued to make significant investments—in strategic acquisitions, in research and development (R&D) in our assets, platforms and industry and functional solutions, in patents and pending patents and in attracting, retaining and developing people. These investments help us to further enhance our differentiation and competitiveness in the marketplace. Our disciplined acquisition strategy, which is an engine to fuel organic growth, is focused on scaling our

ACCENTURE 2026 FORM 10-K	Item 1. Business	3
business in high-growth areas; deepening our industry and functional capabilities; and expanding into new growth areas. In fiscal 2026, we invested $4.9 billion across 17 strategic acquisitions, $1.0 billion in R&D, and approximately $1.0 billion in learning and professional development, including approximately 46 million training hours.
We use our investment capacity to drive early leadership in areas of growth. For example, our early decision in fiscal 2023 to invest significantly to become a leader in AI with a $3.0 billion three-year investment positioned us to capture this new area of spend for our clients. We also recently announced that we expect to invest at least $1.0 billion over the next five years in AI safety.
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
Reinvention Services
Reinvention Services brings together our ecosystem partner relationships, assets and platforms and our network of businesses, utilizing our Reinvention Partners and Reinvention Engines.
Reinvention Partners
Our seven Reinvention Partners are organized around how our clients operate, make decisions and buy services. Each Reinvention Partner aligns our end-to-end capabilities to a principal enterprise function, buyer or area of the industry value chain. This structure allows us to more easily and repeatably deliver business outcomes, embed the latest developments in data, AI, technology, assets and platforms, and scale reinvention deeper in a function and broader across the enterprise. Our Reinvention Partners increase C-suite access and provide new growth opportunities by focusing on client buyers and the outcomes they need.
Cybersecurity – helps clients reinvent cyber-resilience and value through trust—building defenses, protecting enterprises, managing risk, and enabling the secure adoption of emerging technologies, AI, data, secure AI, cloud and digital platforms.
Digital Core – helps clients reinvent their digital foundations—including technology strategy and architecture, AI, data, cloud, application modernization and management, digital infrastructure, and platform services—to create value at speed and scale.
Finance – helps clients reinvent financial performance and enterprise operations by supporting the CFO agenda, driving best-in-class performance, enabling insights and benchmarking, and transforming finance, accounting, and related processes through AI-powered, cloud-enabled capabilities.
Industry and Enterprise – helps clients reinvent core industry value chains and drive end-to-end, cross-functional reinvention intended to deliver growth and sustained enterprise value. Industry and Enterprise partners on reinvention across industries in Financial Services, Resources, Products, Health & Public Service and Communications, Media & Technology.
Song – helps clients reinvent how they grow by focusing on the end-to-end customer agenda—bringing together customer growth strategy, marketing, sales, service, commerce, design, digital products, AI and data to create customer-led growth.

ACCENTURE 2026 FORM 10-K	Item 1. Business	4
Supply Chain and Engineering – helps clients leverage AI, data, digital technologies and deep engineering and manufacturing expertise across product and asset lifecycles to build competitive advantage. This includes redefining how products are designed, engineered, tested, sourced, supplied, manufactured, serviced, returned, and renewed, as well as digitally transforming how capital projects are planned, managed and executed.
Talent – helps clients reinvent how people and organizations work—delivering integrated approaches to leadership, talent and workforce, learning, operating model, change and experience, and HR to accelerate reinvention and equip people to work in new AI-enabled ways.
Reinvention Engines
Through our Reinvention Engines we develop stronger, more specialized skills; AI-enabled ways of delivering services; cutting-edge innovation; automation and some of the most advanced tools and methods. Together, our three Reinvention Engines help Accenture continuously innovate across our global network and bring new capabilities to clients faster.
AI and Data – builds and deepens our AI and data capabilities that enable enterprises to scale AI and realize value in their AI investment through developing cutting-edge AI and data skills and expertise, incubating emerging technologies and frontier AI partnerships, as well as developing AI platforms and assets that embed responsible, human-led AI into reinvented ways of working. It includes our Advanced AI and Data Centers on a global scale, which provide deep expertise and industry-relevant competency to develop, deploy, and continuously improve AI solutions.
Industry and Process – builds industry and process expertise and develops proprietary reinvention methods, AI-enabled ERP approaches, benchmarks, and intelligent operations capabilities. It is powered by our Intelligent Operations Centers and Global Delivery Centers, that are AI enabled and bring deep industry and process expertise to deliver business services at scale for clients.
Technology – builds advanced technology and ecosystem capabilities and related training and develops modern technology stacks through our Accenture Technology Centers, including through the early adoption of emerging technologies, research and development, and investments.
Ecosystem Partner Relationships
Our network of strong ecosystem partnerships, including our key technology partners, is important to our growth. Our partners come to us for help to drive adoption by enterprises, turn their technology into business outcomes and scale the adoption of AI. As the AI and data ecosystem continues to rapidly evolve, we have expanded these relationships and added new AI and data partnerships to expand our capabilities. Our key 18 ecosystem partners represented approximately 65% of fiscal 2026 revenue, with growth outpacing Accenture overall.
Assets and Platforms
We bring industry-specific solutions and services, as well as cross industry expertise, and we leverage our scale and global footprint, innovation capabilities, and strong ecosystem partnerships including our proprietary assets and platforms, such as GenWizard, SynOps and reinvention.AI, to deliver tangible value for our clients.
Network of Businesses
We are investing in a network of businesses focused on attractive growth areas. These businesses expand our capabilities in selected markets and are designed to operate with commercial and operating models tailored to their respective market opportunities. At the same time, each business is connected to our Reinvention Partners, described above, and benefits from Accenture’s client relationships, industry expertise, relationships across the technology ecosystem, investment capacity and global scale. Our network of businesses represented approximately 6% of our revenue in FY26.
The network currently includes businesses focused on areas such as operational technology security (through our acquisition of Dragos), AI and decision intelligence (through our acquisition of Faculty), capital projects (through the launch of Accenture Construct), data centers (through our majority acquisition of DLB), education (through Accenture LearnVantage), data (through our acquisition of Ookla), health (through our acquisition of the digital health platform Alfahealth), and mid-market solutions (through Avanade and our launch of Accenture Edge). We expect to continue investing in and scaling these businesses and may pursue additional areas where this model provides a competitive advantage.

ACCENTURE 2026 FORM 10-K	Item 1. Business	5
Clients
We continue to strengthen our position as the reinvention partner of choice, serving more than 9,000 clients including approximately three quarters of the Fortune Global 100 and 500, and every G7 government. We believe our global footprint and breadth of capabilities mean we can serve more of our clients’ needs for large-scale transformations than any other player in the industry. Our deep and long-standing relationships mean we know our clients and their industries thoroughly. Our clients include large enterprises, emerging large enterprises, public sector entities and mid-market enterprises. We have long-term relationships and have partnered with 85% of our top 200 commercial clients and all of the G7 for 20 or more years, and have 317 Diamond clients, our largest client relationships.
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

Communications, Media & Technology
$12.7B or 17% of FY26 Total Revenues
Percent of Group’s FY26 Revenues

38%	19%	43%
Communications & Media	High Tech	Software & Platforms
B2C and B2B communications service providers (both fixed and mobile), MVNO (mobile virtual network operators) and network infrastructure companies inclusive of edge and IOT connectivity infrastructure, cable and satellite communications, broadcasters and TV networks, gaming, print, online and traditional publishing, entertainment, sports, content producers (including studios), content aggregators and streaming live events (sports) and media infrastructure providers, integrated advertising agencies and creative

Semiconductor including silicon design and development, foundries, capital equipment, and manufacturing; enterprise technology, hardware, and associated manufacturing; consumer technology, electronics, batteries, and associated manufacturing; network equipment and device providers and manufacturers; data centers; medical equipment companies and manufacturers
		Enterprise and consumer software; frontier model owners; AI compute providers; both subscription and ad-driven consumer platforms spanning ecommerce, social, media, and gaming

Financial Services
$14.0B or 19% of FY26 Total Revenues
Percent of Group’s FY26 Revenues

71%	29%
Banking & Capital Markets	Insurance
Retail and commercial banks, wealth and asset managers, payment providers, corporate and investment banks, market infrastructure providers and exchanges, broker/dealers, depositories, private equity firms, central banks, clearing and settlement organizations, mortgage lenders, retirement services providers and other diversified financial enterprises	Property and casualty personal and commercial lines, life and annuities and group benefits insurers, retirement companies, reinsurance firms and insurance brokers

ACCENTURE 2026 FORM 10-K	Item 1. Business	6

Health & Public Service
$15.2B or 20% of FY26 Total Revenues
Percent of Group’s FY26 Revenues

32%	68%
Health	Public Service
Healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers) and industry organizations and associations	Human and social services agencies; defense departments and military forces; public safety authorities, including justice departments; educational institutions; revenue and tax agencies; non-profit organizations; cities; transportation agencies; and postal and customs
Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP, and represented approximately 34% of Health & Public Service revenues, 14% of Americas revenues and 7% of total revenues in fiscal 2026. For risks related to our government contracting work, see Item 1A, Risk Factors—“Our work with government clients exposes us to additional risks inherent in the government contracting environment”.

Products
$22.5B or 30% of FY26 Total Revenues
Percent of Group’s FY26 Revenues

44%	36%	20%
Consumer Goods, Retail & Travel Services	Industrials	Life Sciences
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

Resources
$9.9B or 13% of FY26 Revenues
Percent of Group’s FY26 Revenues

27%	24%	49%
Chemicals & Natural Resources	Energy	Utilities
Mining, petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals companies, as well as the metals and forest products industries	Oil and gas companies, including upstream, midstream, downstream, oilfield services, clean energy and energy trading companies
Power generators and developers, including nuclear, renewables and other conventional generators; electric and gas transmission and distribution operators, energy and energy service retailers; water, waste and recycling service providers

People
We had approximately 814,000 people as of August 31, 2026, whose skills and specialization are a significant source of competitive differentiation. We serve clients at any given time in more than 120 countries, with offices and operations in 52 countries and the majority of our people are in India, the Philippines and the U.S.
Our Code of Business Ethics, which applies to all of our people, reinforces our core values and helps drive our culture of compliance, ethical conduct and accountability.

ACCENTURE 2026 FORM 10-K	Item 1. Business	7
We were pleased that among our people who participated in the globally recognized Great Place To Work® Trust Index Survey™ in June 2026, 76% agreed that “Taking everything into account, I would say this is a great place to work.” In addition to earning the No. 4 spot on the World’s Best Workplaces™ 2025 list by Great Place To Work®, we are recognized as a Great Place To Work® in 16 countries, representing more than 80% of our people.
To drive reinvention, innovation must be at the forefront, which requires us to attract, develop and inspire top talent. Our focus is to create talent and unlock the potential of our people, to create strong leaders, and to help them achieve their professional and personal aspirations, while continuously evolving to meet new client needs.
During fiscal 2026, we invested approximately $1.0 billion in learning and professional development. With our digital learning platform, we delivered approximately 46 million training hours. We continually invest in strengthening the industry, technology, functional and AI skills of our people. As part of our strategic focus on driving reinvention and growth with AI, our global learning program integrates tools, platforms, and role-based learning, along with partnerships with leading educational institutions and certification programs. Additionally, Accenture’s industry learning framework and technology certification strategy are an important part of our competitive differentiation.
At the end of fiscal 2026, we had nearly 110,000 skilled AI and data practitioners, exceeding our three-year goal to double our AI and data workforce, through a combination of developing our people and hiring specialized talent.
We promoted approximately 124,000 people in fiscal 2026, demonstrating our continued commitment to creating vibrant careers and opportunities for our people.
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
Global Reinvention Centers
A key differentiator is our global reinvention capability. We have one of the world’s largest networks of centers with deep capabilities that allow us to help our clients create exceptional business value. Our global approach provides scalable innovation, standardized processes, methods and tools, automation and AI, industry expertise and specialized capabilities, along with cost advantages, foreign language fluency, proximity to clients, and time zone advantages—to deliver high-quality solutions and services. Our global reinvention capability combines deep industry expertise with AI-enabled delivery, intelligent operations and digital engineering to help clients unlock new sources of value. Emphasizing hyper-productivity, quality, security, resilience, speed-to-market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive solutions and services.
Innovation and Intellectual Property
We are committed to developing leading-edge ideas and leveraging emerging technologies and we see innovation as a source of competitive advantage. We use our investment in R&D—on which we spent $1.0 billion, $0.8 billion and $1.2 billion in fiscal 2026, 2025 and 2024, respectively—to help clients address new realities in the marketplace and to face the future with confidence.
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
This is all supported by our innovation approach, which includes Accenture Research, Accenture Ventures and Accenture Labs, our Innovation Centers as well as our Global Reinvention Centers. Our research and thought leadership teams help identify market, technology and industry trends. Accenture Ventures partners with and invests in growth-stage companies that create innovative enterprise technologies. Accenture Labs focuses on developing novel intellectual property (“IP”) as well as incubating and prototyping new concepts through applied research and development projects. Within this, we incubate and apply emerging technology innovations to business architectures, including robotics, quantum, computational biology and advanced AI along with many other disruptive technologies and ideas.

ACCENTURE 2026 FORM 10-K	Item 1. Business	8
We harness our unique IP to deliver these innovation services. We have a global portfolio of patents and pending patent applications covering various technology areas, including AI, cloud, cybersecurity, automation, analytics and quantum. We leverage patent, trade secret and copyright laws as well as contractual arrangements and confidentiality procedures to protect the IP in our innovative solutions and services. These include our proprietary platforms, software, reusable knowledge capital, and other innovations. We also have policies to respect the IP rights of third parties, such as our clients, ecosystem partners, vendors and others.
To protect Accenture’s brands, we rely on IP laws and trademark registrations held around the world. Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Limited, Accenture Global Solutions Limited, or third parties, as applicable.
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
Our competitors include large multinational IT service providers, including the services arms of large global technology providers; offshore IT service providers in lower-cost locations, particularly in India; accounting firms and consultancies that provide consulting, managed services and other IT solutions and services; solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups, AI-native companies and software companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, end-to-end solutions, services, or commercial or delivery models; and in-house IT departments of large corporations that use their own resources rather than engage an outside firm, such as global capability centers (“GCCs”). Our ecosystem partners also offer solutions and services that compete with some of our solutions and services.

ACCENTURE 2026 FORM 10-K	Item 1. Business	9
Information About Our Executive Officers
Our executive officers as of October 16, 2026 are as follows:

Melissa Burgum, 54, became our chief accounting officer in September 2022 and has served as our corporate controller since September 2021. Prior to that, Ms. Burgum served as our assistant corporate controller from December 2016 to September 2021 and as controller for Accenture Federal Services from May 2013 to December 2016. Prior to joining Accenture, Ms. Burgum held controllership roles at two public companies and was previously an auditor and consultant for Arthur Andersen. Ms. Burgum has been with Accenture for 13 years.

Kate Clifford, 50, became our chief leadership and human resources officer in September 2025. From September 2024 to September 2025, Ms. Clifford was our chief human resources officer—the Americas. From June 2022 to September 2024, she served as our chief human resources officer—North America. Prior to that, she served as our North America human resources service delivery lead from December 2018 to June 2022. Ms. Clifford has been with Accenture for 28 years.

Atsushi Egawa, 61, became our co-chief executive officer—Asia Pacific and chief executive officer —Japan in September 2024. Since September 2015, Mr. Egawa has served as our market unit lead in Japan. Prior to September 2015, Mr. Egawa led our Products industry group in Japan. Prior to that role, he led our Consumer Goods business in Japan. He has partnered closely with numerous global clients on their digital transformations and was integral in the opening of Accenture’s Innovation Hub in Tokyo. Mr. Egawa has been with Accenture for 37 years.

Kate Hogan, 50, became our chief operating officer in September 2025. From September 2024 to September 2025, she served as our chief operating officer—the Americas. From September 2023 to September 2024, she served as chief operating officer—North America. Prior to that, Ms. Hogan served as our US West lead from September 2022 to September 2023 and chief operating officer—North America from March 2020 to August 2022. Ms. Hogan has been with Accenture for 28 years.

Mauro Macchi, 61, became our chief executive officer—EMEA in September 2024. From September 2021 to September 2024, Mr. Macchi served as our market unit lead for Italy, Central Europe and Greece. From March 2020 to September 2021, Mr. Macchi served as the Strategy & Consulting lead for Europe. Previously, he served as our Financial Services lead for Europe from November 2019 to March 2020, Financial Services lead for Italy, Central Europe and Greece from October 2017 to October 2019 and global Banking industry lead for Strategy from March 2015 to September 2017. Mr. Macchi has been with Accenture for 36 years.

Angie Park, 54, became our chief financial officer in December 2024. From September 2023 to December 2024, she served as our Business and Commercial Finance lead. From September 2022 to September 2023, she served as our chief financial officer—Technology. Prior to assuming that role, she served as our head of investor relations from December 2016 to September 2022 and finance director—Health & Public Service from April 2014 to December 2016. Ms. Park has been with Accenture for 30 years.

ACCENTURE 2026 FORM 10-K	Item 1. Business	10

Ryoji Sekido, 59, became our co-chief executive officer—Asia Pacific and chief executive officer—Asia Oceania in September 2024. From April 2023 to September 2024, Mr. Sekido served as our Technology lead for Growth Markets. Prior to March 2023, Mr. Sekido served as the Technology and Cloud First lead for Asia Pacific, Middle East and Africa. In his earlier roles, he led several industry and technology teams and served as the Financial Services client service group lead and the Financial Services technology consulting lead for APAC. Mr. Sekido has been with Accenture for 34 years.

Manish Sharma, 58, became our chief strategy and reinvention services officer in September 2025. Prior to that, Mr. Sharma served as our chief executive officer—the Americas from September 2024 to September 2025, chief executive officer—North America from September 2023 to September 2024 and chief operating officer from March 2022 to September 2023. From March 2020 to March 2022, Mr. Sharma served as our group chief executive—Operations. Prior to that, he held key leadership positions in Operations, including as group chief operating officer and global business process outsourcing delivery lead. Mr. Sharma has been with Accenture for 31 years.

Julie Sweet, 59, became chair of our Board of Directors in September 2021 and has served as our chief executive officer since September 2019. From June 2015 to September 2019, she served as our chief executive officer—North America. From March 2010 to June 2015, she served as our general counsel, secretary and chief compliance officer. Prior to joining Accenture in 2010, Ms. Sweet was a partner for 10 years in the law firm Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 16 years and has served as a director since September 2019.

Joel Unruch, 48, became our chief legal and risk officer in September 2026 and has served as our general counsel since September 2019 and corporate secretary since June 2015. Mr. Unruch joined Accenture in 2011 as our assistant general counsel and assistant secretary and also oversaw ventures & acquisitions and alliances & ecosystems practices for our legal group. Prior to joining Accenture, Mr. Unruch was corporate counsel at Amazon.com and previously an associate in the corporate department of the law firm Cravath, Swaine & Moore LLP. Mr. Unruch has been with Accenture for 15 years.

John Walsh, 62, became our chief executive officer—Americas in September 2025. Prior to that, Mr. Walsh served as our chief operating officer from September 2023 to September 2025. From March 2020 to September 2023, Mr. Walsh served as our chief strategic accounts and global sales officer. From November 2019 to March 2020, he served as our group chief executive—Communications, Media & Technology. He served as senior managing director—Communications, Media & Technology in North America, from 2013 to 2019. Mr. Walsh has been with Accenture for 40 years.

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	11
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
Ongoing economic and geopolitical volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Because the effects of these conditions on client demand may take time to emerge, they can be difficult to anticipate and respond to. Geopolitical tensions, inflation, economic downturns, changes in global trade policies, including the threat or imposition of tariffs or other trade restrictions and related retaliatory actions, protectionism, nationalism, global health emergencies and active or escalating conflicts or tensions in certain regions, including the ongoing conflict in the Middle East, have in the past adversely affected, and could continue to adversely affect us, our clients and the industries we serve, which could negatively impact our results of operations.
Our business depends on generating and maintaining client demand for our solutions and services, including through the adaptation and expansion of our solutions and services in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our financial results depend in part on the demand for our solutions and services, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth or contraction in the markets we serve have adversely affected and could in the future adversely affect client demand for our solutions and services. Our success depends, in part, on our ability to continue to develop and implement solutions and services that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients, including in areas involving advanced AI, which includes generative, agentic and physical AI and digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as quantum and edge computing, infrastructure and network engineering, intelligent connected products, digital engineering and manufacturing, and robotics solutions. As we continue to expand our solutions and services into new areas, we are exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our solutions and services.
Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, AI

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	12
and data solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced, in whole or in part, some of our historical solutions and services and will continue to do so in the future. This has caused, and may in the future cause, clients to reduce or delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. For example, limited client technology budgets may be increasingly allocated to AI investments which may reduce client spending on, or demand for, certain of our solutions and services.
Developments in the industries we serve, which may be rapid, have in the past and may in the future shift demand to new solutions and services. If, as a result of new technologies or changes in the industries we serve, our clients demand new solutions and services, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation and making strategic investments in acquisitions, joint ventures, partnerships and adjacencies to our current offerings that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our solutions and services, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected.
In certain geographic markets, service or industry groups, a small number of clients represent a significant portion of revenues, and any decision by such a client to reduce or delay spending could have a disproportionate impact on our results in that area. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our managed services contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, delay, reduce or eliminate spending on the solutions and services we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also all factors that can result in terminations, cancellations or delays.
Risks and uncertainties related to the development and use of AI, including advanced AI, could harm our business, damage our reputation or give rise to legal or regulatory action.
We are increasingly applying AI-based technologies to our solutions and services, to how we deliver work to our clients, with our ecosystem partners and to our own internal operations. In addition, we are creating new offerings to implement AI solutions for clients. We have made significant investments in AI and are continuing to incur significant development and operational costs to develop and deploy our AI solutions and services for ourselves and for our clients. If we fail to continue to develop leading AI solutions and services that meet our clients’ and our own internal needs, we may lose our leadership position in this area and fail to realize the anticipated benefits of our investments in advanced AI.
AI technologies are complex and rapidly evolving, and we face significant competition, including from our clients and ecosystem partners, who have and may continue to develop their own internal AI-related capabilities, as well as AI-native companies, which can lead to reduced demand for our solutions or services. Many of our AI solutions and services rely on third-party AI models, platforms and infrastructure providers over which we have limited control, and changes in the availability, performance, security, pricing, licensing terms or regulatory treatment of these technologies, including restrictions that vary across jurisdictions, could adversely affect our ability to develop, deploy and deliver AI solutions and services.

As these technologies evolve, some services and tasks currently performed by our or our clients' people have been and will continue to be replaced by automation, including AI-enabled solutions, which has led and may continue to lead to reduced demand for our services and/or adversely affect the utilization rate of our professionals, if demand for those services is not replaced by demand for new solutions and services or if the pace and level of spending on new solutions or services are not sufficient to make up any shortfall. If we are unable to introduce or if our clients do not accept new pricing or commercial models that reflect the value of these AI-enabled solutions, our results of operations may be adversely affected. Leveraging AI capabilities, including autonomous or semi-autonomous agents, in the delivery of our services and for our internal functions and operations presents additional risks, costs and challenges, and the anticipated productivity gains, efficiencies and other benefits from our AI initiatives may not be realized, may take longer than expected to achieve or may require greater investment, oversight and human intervention than anticipated, which may materially impact our financial results.
The development, adoption and use of AI technologies are still in the early stages and involve significant risks and uncertainties, which may expose us to legal, reputational and financial harm. AI algorithms and training methodologies may be flawed and datasets may be overbroad, insufficient or contain biased or inaccurate information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, IP infringement or misappropriation, defamation,

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	13
inappropriate access to or use of data, data privacy, cybersecurity and health and safety, among others, and also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation or financial results. Such services could increase our exposure to claims, investigations or litigation related to AI systems developed, deployed or used by us, our ecosystem partners or our clients, regardless of the merits of any such claims. For example, we provide AI safety and related advisory services, which may involve evaluating, testing or providing recommendations regarding AI systems. Such services could increase scrutiny from regulators, clients, investors or the public and may result in reputational harm as well as litigation claims related to the provision of these services.
Evolving rules, regulations and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, solutions and services to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction. Several jurisdictions where we operate are considering, have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act, as well as other AI, digital, cybersecurity, data governance and product liability requirements. These regulations may impose significant and differing requirements depending on our role in developing, providing, deploying, implementing or using AI systems, for ourselves and our clients, including requirements regarding the governance, design, development, testing, transparency, oversight and use of AI, and may limit our ability to incorporate certain AI capabilities into our offerings. There is increasing divergence globally among AI regulations, which will require us to navigate different obligations in different geographies. Violations of these laws may lead to reputational damage, financial penalties and increased regulatory scrutiny and oversight.
While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Any failure to address concerns relating to the responsible use of AI technology in our solutions and services may cause harm to our reputation or result in financial liability and, as such, may increase our costs to address or mitigate such risks and issues.
If we are unable to match people and their skills with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our people with market-leading skills and capabilities in balance with client demand around the world and our ability to attract and retain people with the knowledge and skills to lead our business globally. We must hire or upskill, retain and inspire appropriate numbers of talented people in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or upskill our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new solutions and services to fulfill client demand. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our people have been directly and will continue to be targeted because of their highly sought-after skills.
Technological developments or changes in demand may result in us having more people than we need in certain skill sets or geographies or at compensation levels that are not aligned with skills. The rapid adoption of AI across our business requires continued large-scale reskilling and upskilling; if we cannot reskill and upskill our people at the pace and scale required, we may be unable to meet client demand, realize anticipated productivity benefits, maintain competitiveness or align our workforce with evolving business needs, which could adversely affect our results of operations. In these situations, we have engaged, and may in the future engage, in actions to rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations. The timing and cost of these actions and the benefits are uncertain and may differ from our expectations. In some countries we are required by local law to consult with employee representative bodies such as works councils, which may constrain our operational flexibility and efficiency in balancing our workforce with client demand and make us less competitive. In addition, while an immaterial percentage of our global workforce is currently unionized, the unionization of significant employee populations could result in higher costs and other operational impediments.
At certain times and in certain geographical regions, we may find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to upskill and redeploy existing people or increase our reliance on subcontractors to fill certain labor needs. If we are not successful in these initiatives, our results of operations could be adversely affected. Additionally, legislative, regulatory or executive actions have and may in the future increase the cost of obtaining or maintaining H-1B or similar visas in the U.S. or require us to pay higher wages to visa holders, increase our delivery costs and affect our ability to efficiently deploy talent globally.
If our utilization rate is too high or too low, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects.

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	14
We are particularly dependent on identifying, retaining and developing top talent and members of Accenture leadership with critical capabilities. If we are unable to do so, our ability to innovate, generate new business opportunities and effectively lead large and complex transformations and client relationships could be jeopardized.
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
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, ecosystem partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, emerging technologies (such as advanced AI), and as cyberattacks become increasingly sophisticated (e.g., organized crime and/or state-sponsored organizations, deepfakes and AI generated social engineering), the risk of security incidents and cyberattacks has increased. The rapid development and increasing use of AI technologies, including autonomous or semi-autonomous agents, within our and our clients’ businesses have created new attack surfaces, security vulnerabilities, more sophisticated methods of attack, data privacy and other risks. Threat actors are already leveraging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. In the past, we have experienced, and in the future, we may again experience, data security incidents which have led to and could in the future lead to shutdowns or disruptions of or damage to our systems and those of our clients, ecosystem partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. In addition, our clients have experienced, and may in the future experience, breaches of systems and cloud-based services enabled, managed or provided by us.
In providing solutions and services to clients, we often manage, utilize and store sensitive or confidential Accenture or third-party data, including customer, vendor, ecosystem partner and other personal data and proprietary information, and we expect these activities to increase. Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, cyberattacks by nation state actors, criminal groups, or bots or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure, remediation costs and legal liability. Similarly, unauthorized, or denial of, access to, downtime or other incidents involving, our software and IT supply chain or software-as-a-service providers, our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, has and could in the future result in similar negative consequences—see risk factor below entitled “Our business could be materially adversely affected if we incur legal liability.” Cybersecurity threats are constantly expanding and evolving and becoming increasingly sophisticated and complex involving social engineering and AI. For example, increasingly powerful and available AI models are finding zero-day vulnerabilities and creating exploits which may significantly diminish the time frame for us and our clients and service providers to respond and protect our networks and systems. All these developments are increasing the difficulty of detecting and defending against cybersecurity attacks and maintaining effective security measures and protocols.
We are subject to numerous laws and regulations designed to protect personal data and proprietary information, including privacy, cybersecurity and product security laws such as the European Union’s General Data Protection Regulation (“GDPR”), Digital Operational Resilience Act and Network and Information Security 2 Directive and Cyber Resilience Act, the United Kingdom’s GDPR, U.S. states’ comprehensive privacy legislation, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions, and related contractual obligations. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Various privacy laws impose compliance obligations regarding the handling of personal data, including localization of data and the cross-border transfer of data, and significant financial penalties for noncompliance. Monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our solutions and services are highly competitive. Our competitors include:

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	15
•large multinational IT service providers, including the services arms of large global technology providers;
•offshore IT service providers in lower-cost locations, particularly in India;
•accounting firms and consultancies that provide consulting, managed services and other IT solutions and services;
•solution or service providers that compete with us in a specific geographic market, industry or service area, including advertising agency holding companies, engineering services providers and technology start-ups, AI-native companies and software companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, end-to-end solutions, services, or commercial or delivery models; and
•in-house IT departments of large corporations that use their own resources, rather than engage an outside firm, such as the growing number of companies that are setting up GCCs.
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
In addition, we may face greater competition due to consolidation of companies in the technology sector through strategic mergers, acquisitions or teaming arrangements. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. New services or technologies offered by competitors, ecosystem partners or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. The technology companies described above, including many of our ecosystem partners and AI-native companies, are increasingly able to offer services related to their AI, software, platform, cloud migration and other solutions, or are developing AI, software, platform, cloud migration and other solutions that may require integration services to a lesser extent or replace them in their entirety. These more integrated solutions and services may represent more attractive alternatives to clients than some of our solutions and services, which may materially adversely affect our competitive position and our results of operations.
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
The business that we conduct through these alliances could decrease or fail to grow for a variety of reasons. The priorities and objectives of our ecosystem partners may differ from ours. They offer solutions and services that compete with some of our solutions and services. They may also form closer or preferred arrangements with our competitors and joint clients.
Some of our ecosystem partners are also large clients or suppliers of technology to us. The decisions we make vis-à-vis an ecosystem partner may impact our ongoing alliance relationships with other members of our ecosystem.
Our ecosystem partners may at times be impacted by global events, the changing macroeconomic environment and supply chain or service disruptions, as well as rapid increases in demand for their products and services, any of which may impact their ability to provide their products and services within our expected timeframes or at anticipated prices. In addition, our ecosystem partners have in the past and may in the future also experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our solutions and services.
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

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	16
If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our solutions and services from those of competitors and contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with clients or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery or solution failures, compliance violations, government investigations, legal proceedings or settlements. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the solutions and services that we offer, the clients or markets that we serve, or the ways in which we operate our business. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, ecosystem partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers and advocacy groups.
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
Our brand and reputation are also associated with our various corporate initiatives. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our initiatives, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. In addition, positions we take, modify, or do not take on these issues may be unpopular with some of our employees, our clients or potential clients, our investors, legislators or government regulators, as well as members of the media or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.
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
Our profitability could suffer if we are not able to remain competitive. The competitive environment in our industry affects our ability to secure new contracts at our target economics in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our solutions and services and/or clearly convey the value of our solutions and services, the more risk we have in winning new work in sufficient volumes and at our

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	17
target pricing and overall economics. Competitors may be willing, at times, to take on more risk or price contracts lower than us in an effort to enter the market or increase market share.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs, including taking actions to reduce certain costs and optimize our business including through the use of new technologies, such as advanced AI. Our cost management strategies include maintaining appropriate alignment between the demand for our solutions and services and the workforce needed to deliver them. If we are not effective in managing our operating costs in response to changes in demand, pricing or technology, or if we are unable to cost-effectively hire, develop, upskill and retain enough people with the knowledge and skills necessary to deliver our solutions and services, particularly in areas of new technologies and offerings and in the right geographic locations, we may incur increased costs, which could reduce our ability to continue to invest in our business in an amount necessary to achieve our planned rates of growth and our desired levels of profitability.
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
Moreover, many of our contracts tie our compensation to agreed-upon performance standards, milestones or outcome-based measures such as cost savings, revenue enhancement or business goals. If we fail to satisfy these measures, or if we experience delivery difficulties, our contracts could yield lower profit margins than planned or be unprofitable.
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

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	18
and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. There remains significant uncertainty around whether these changes will ultimately be implemented and, if implemented, the extent of their impact.
The overall tax environment remains highly uncertain and increasingly complex. The European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. In the U.S., various proposals to raise corporate income taxes are periodically considered. Individual countries across the globe and the European Union have either enacted or plan to enact digital taxes to impose incremental taxes on companies based on where ultimate users are located. The Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, further developed a two-pillar plan to reform international taxation, which aims to impose a floor on tax competition through the introduction of a global minimum tax. Ireland has enacted Pillar Two, the OECD’s global minimum tax rate, and other countries where we operate have either enacted Pillar Two or are actively considering changes to their tax laws to adopt certain parts of the OECD’s two-pillar framework. Pillar Two applied to us beginning with fiscal year 2025. We cannot predict the impact to our income taxes of future OECD guidance and interpretations, related local country tax legislation, and local challenges to our Pillar Two positions. However, we still expect Pillar Two to further increase complexity and uncertainty around income taxes. Ongoing volatility in global trade relations may prompt governments to implement new tax, tariff and compliance measures, which could extend to services. The increased focus of various jurisdictions on challenging tax positions and enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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
Unfavorable fluctuations in foreign currency exchange rates have had an adverse effect, and could in the future have a material adverse effect, on our results of operations. As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Our currency hedging activities are subject to risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. Additionally, some transactions and balances may be denominated in currencies for which there is no available market to hedge. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described below could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedged exposure.
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

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	19
We have offices and operations in more than 200 cities in 52 countries around the world. If we are unable to manage the risks of our global operations and strategy, our results of operations and ability to grow could be materially adversely affected.
Health emergencies or pandemics; acts of terrorist violence; political, social and civil unrest; regional and international war and other hostilities and international responses to these wars and hostilities; natural disasters, adverse weather events; or the threat of or perceived potential for these events; and other acts of god have had and could in the future have significantly negative impacts on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our ecosystem partners, suppliers or clients. By disrupting communications and travel, these types of events impact our ability to deliver our solutions and services to our clients. Extended disruptions of electricity, other public utilities or network or cloud services, as well as damage to or failures, cyberattacks on, or security incidents involving, our facilities or systems, or those of our ecosystem partners, suppliers or clients, could also adversely affect our ability to conduct our business and serve our clients which could have a material adverse effect on our results of operations and our reputation in the marketplace.
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
Sovereignty initiatives, procurement preferences, local ownership or control requirements and other similar measures, together with changes in geopolitical relationships, trade restrictions or extraterritorial laws, may reduce our ability to standardize and scale solutions across markets or favor local providers or technologies. Complying with these requirements may increase our costs, delay or limit the solutions and services we can provide, fragment our technology and delivery architecture, reduce operational efficiency, impair our ability to serve clients consistently across jurisdictions, or result in the loss of existing or prospective business. If we are unable to anticipate, adapt to or comply with these developments at the pace and scale required, our competitive position, client relationships and results of operations could be adversely affected.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2026, we had approximately 814,000 employees worldwide. Our size and scale present significant management and organizational challenges. As our organization grows and evolves, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture, effectively manage and monitor our people and operations, effectively communicate our core values, policies and procedures, strategies and goals, and motivate, engage and retain our people, particularly given our world-wide operations, rate of new hires, and the significant percentage of our employees who have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites and unapproved technologies, such as public-facing, free AI tools, by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change. As our operating model evolves, including through a network of businesses with varying degrees of operational autonomy, it may become more difficult to maintain consistent standards, manage risks and protect our brand and reputation. The effort required to effectively balance business autonomy with enterprise oversight may divert management attention and resources. If we do not successfully implement the changes or operate effectively under any new operating model, our business and results of operations may be negatively impacted.

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	20
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of solutions and services, or to enable us to expand into new and high-growth areas. We have in the past and may again in the future increase the amount of capital invested in such opportunities. These acquisitions and other transactions and investments involve challenges and risks, such as that we may not succeed in completing targeted transactions, including as a result of difficulties obtaining necessary regulatory and government approvals or the market becoming increasingly competitive, or achieve desired results of operations. To the extent that we increase the capital invested in such opportunities, the risks associated with such investments, further described below, also increase.
Furthermore, we face risks in successfully integrating any businesses we might acquire, and these risks may be magnified by the size and number of transactions we have executed. Integration activities can disrupt ongoing business, divert management attention and require significant additional resources. The loss of key executives, employees or business partners of acquired businesses may adversely impact the value of those assets. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, enhancing controls, procedures and policies including those related to financial reporting, disclosure, and cyber and information security, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability as these costs and expenses grow along with the increased capital invested in such acquisitions and joint ventures. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
In some cases, we have failed to, and may in the future fail to fully realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. As we continue to expand into new and high-growth areas, the financial profile varies across our acquisitions. We have paid and in the future may pay higher valuations for acquisitions, particularly for solutions and platforms and assets in areas with significant growth potential and higher demand, which may require longer periods to generate expected returns. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, IP or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, or from an acquisition’s controls related to financial reporting, disclosure, and cyber and information security environment. If any of these circumstances occurs, they could result in unexpected regulatory or legal exposure, including litigation with new or existing clients, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our relationships with clients and our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses, including as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing working capital adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
We also periodically evaluate, and have engaged in, the disposition of assets and businesses, which has and may in the future include the sale of all or portions of our business in particular countries or jurisdictions. Divestitures could involve difficulties in the separation of operations, services, products and people, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Legal and Regulatory Risks
Our business could be materially adversely affected if we incur legal liability.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees,

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	21
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
We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control or other deficiencies of a client or otherwise breach obligations to third parties, including clients, ecosystem partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients, or if our solutions or services cause bodily injuries or death to our people, clients or the public, or property damage. For example, by taking over the operation of certain portions of our clients’ businesses, including functions and systems that are critical to the core businesses of our clients, by contributing to the design, development, manufacturing and/or engineering of client products, or by providing various cybersecurity, operational technology, digital manufacturing and robotics or other industrial automation equipment solutions, and advisory, management and engineering services for infrastructure projects, we may be exposed to additional and evolving operational, regulatory, reputational or other risks specific to these areas, including risks related to data security, product liability, health and safety, hazardous materials and other environmental risks. A failure of a client’s system, product or infrastructure based on our solutions or services could also subject us to regulatory scrutiny or claims for significant damages that could materially adversely affect our results of operations.
In order to remain competitive, we increasingly enter into agreements based on our clients’ contract terms after conducting an assessment of the risk of doing so, which may expose us to additional risk. We may commit to providing solutions or services that we are unable to deliver or whose delivery may reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. Moreover, as we expand our solutions and services into new areas, we may be exposed to additional and evolving legal, regulatory, contractual, IP, data protection, product liability and other risks specific to these new areas.
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
Similarly, we periodically are and in the future could become the target of litigation, investigations, or other proceedings initiated by government authorities or private actors alleging that our environmental, social and governance activities or positions (including inclusion and diversity) are anti-competitive, discriminatory or otherwise unlawful.
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

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	22
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
•Government investigations or proceedings related to our diversity, equity and inclusion programs have and may in the future result in financial penalties, sanctions, or restrictions on government contracting, which may adversely affect our results of operations.
•U.S. government contracting regulations impose strict compliance and heightened disclosure obligations. From time to time we have made required or voluntary disclosures to the government in connection with our government contracting work. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters may also lead to audits or investigations and other civil, criminal or administrative sanctions, including those described above. For example, after Accenture Federal Services (“AFS”) made a voluntary disclosure to the U.S. government, the U.S. Department of Justice initiated a civil and criminal investigation concerning whether one or more employees provided inaccurate submissions to an assessor who was evaluating on behalf of the U.S. government an AFS service offering and whether the service offering fully implemented required federal security controls. This matter could subject us to adverse consequences, including those described in this risk factor.
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
•Political and economic factors such as pending elections, the outcome of elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services, result in reviews and terminations of existing contracts, and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.
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

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	23
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
We are subject to numerous, changing, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, boycotts, immigration, internal and disclosure control obligations, securities regulation, including sustainability regulation and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection, cybersecurity, government compliance, wage-and-hour standards, employment and labor relations, product liability, health and safety, environmental, human rights and AI regulations, such as the European Union’s AI Act. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and negative impacts to regional trade ecosystems among our clients, ecosystem partners, and us. It is also possible that compliance with sanctions imposed by one country could lead to reputational harm or other negative impacts to our business in another country or countries. The global nature of our operations and supply chains, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations. Our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
Changes in laws and regulations could also mandate significant and costly changes to the way we implement our solutions and services or could impose additional taxes on our solutions and services. For example, changes in law to impose restrictions on the use of offshore resources, which have been proposed from time to time in various jurisdictions, could reduce the demand for our services and adversely affect our cost structure, profitability and results of operations. Such changes may result in contracts being terminated or work being transferred onshore, resulting in greater costs to us, and could have a negative impact on our ability to obtain future work from government clients.
Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements related to climate- and weather-related risks, human rights and supply chain-related matters. New laws, regulations or interpretations may be more stringent than, or conflict with, other legal or regulatory requirements, which may result in increased compliance burdens and costs or changes to our operations to satisfy such obligations. Our ability to achieve our sustainability ambitions (such as our 2040 net-zero greenhouse gas emissions target) is subject to numerous risks, many of which are outside of our control. Standards for tracking and reporting on sustainability matters have not been harmonized and continue to evolve and may change over time, which could result in significant revisions to our current ambitions, reported progress in achieving such ambitions, or ability to achieve such ambitions in the future.
If we are unable to protect or enforce our IP rights, or if our solutions or services infringe upon the IP rights of others or we lose our ability to utilize the IP of others, our business could be adversely affected.
Our success depends, in part, on our ability to protect our proprietary assets, platforms, methodologies, processes, software, hardware and other solutions. We rely on confidentiality policies and procedures, nondisclosure and other contractual

ACCENTURE 2026 FORM 10-K	Item 1A. Risk Factors	24
arrangements, and patent, trade secret, copyright and trademark laws to protect our IP rights. Laws in the countries where we operate may provide limited IP protection or may change in ways that limit our ability to obtain or maintain protection. For example, the IP legal landscape relating to AI continues to evolve in many countries in which we operate. As a result, there is uncertainty concerning the scope of patent and other IP protection for AI models and outputs, which are fields in which we rely on IP laws to protect our rights.
Even where we obtain IP protection, our rights may not prevent competitors, former employees, or other third parties from reverse engineering our proprietary solutions or independently developing similar solutions or services. The steps we take may not prevent or detect infringement or enable timely enforcement. Enforcement might also require considerable time, expense and oversight, and we may not be successful.
We also cannot be certain that our solutions and services do not infringe third party IP rights. Although we have policies and procedures designed to respect those rights and prohibit the unauthorized use of IP, we may not be aware if our employees have misused IP, and their actions could result in claims from third parties. Claims could harm our reputation, impose substantial costs or prevent us from offering some solutions or services. In addition, in most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed third-party IP infringements, and these indemnities could be greater than the related revenues. Any claims or litigation could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure the right to continue using the IP on reasonable terms or implement effective alternatives, our operations could be materially adversely affected. Infringement risk may increase as we expand and deploy AI and deploy software and hardware solutions across multiple clients.
Further, we rely on third-party software, hardware, data and other IP to provide certain solutions and services. If we lose our ability to use any of these assets, including because it is found to infringe the rights of others, we will need to obtain substitutes or alternative technology. Our inability to do so effectively could materially adversely affect our operations.
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

ACCENTURE 2026 FORM 10-K	Item 1C. Cybersecurity	25
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Safeguarding data and systems is one of our most important responsibilities in building and maintaining trust, not only with our people but also with our clients and other stakeholders. Our cybersecurity risk management program is integrated into our overall enterprise risk management system and is supported by controls, policies and processes implemented across the enterprise and is designed to protect our network/technical infrastructure and the data of Accenture, our clients and our people. Our internal cybersecurity team collaborates closely with our information technology team and Accenture Cybersecurity, a leading provider of end-to-end cybersecurity services, including strategy, protection, resilience and industry-specific cyber services, to continually innovate security solutions intended to address the evolving threat landscape.
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

ACCENTURE 2026 FORM 10-K	Item 1C. Cybersecurity	26
future. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
Cybersecurity Governance
Our enterprise risk management program is an annual and ongoing process designed to identify, assess and manage Accenture’s risk exposures over multiple time horizons. Our enterprise risk management program and disclosure controls and procedures are designed to appropriately escalate key risks to the Board of Directors, as well as to analyze potential risks for disclosure. As part of our Board of Directors’ role in risk oversight, the Board devotes time and attention to cybersecurity and data privacy-related risks, with the Audit Committee of the Board of Directors responsible for overseeing information technology risk exposures, including cybersecurity, data privacy and data security.
The Audit Committee receives reports on cybersecurity and data privacy matters and related risk exposures from management, including our chief information security officer (“CISO”), at least twice a year and more frequently as applicable. In addition, the Audit Committee’s quarterly risk updates include developments regarding IT security and data protection. Recent topics included threat trends, integrated third-party risk management, the evolving cyber risk landscape and emerging technologies. The Audit Committee regularly updates the Board on such matters and the Board also periodically receives reports from management directly. We have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated within the company and, where appropriate, reported promptly to the Board.
Our CISO leads all aspects of Accenture’s global cybersecurity program, including security operations, client data protection, cyber risk reduction strategies, incident response, cybersecurity integration of acquisitions and our industry-leading behavioral change program. Our CISO joined Accenture in 1995. Prior to being appointed CISO in 2020, he helped create Accenture’s information security capability and led the implementation of information security technology. Previously, he managed large technology transformations for Accenture and for clients in the United States, Japan and Australia. Our CISO reports to our General Counsel and is supported by a team of over 1,000 people with expertise in technical architecture and security operations; governance, risk and compliance; client data protection; behavioral change; and cyber incident response, many of whom hold cybersecurity certifications and possess deep technical knowledge and experience.
Our information security team maintains an extensive governance network, including formal relationships with other organizations within Accenture through our Situation and Action Committee, which includes representatives from our markets and services and the legal & risk, information technology, corporate services and sustainability, data privacy and business resilience services teams. In addition, our cyber incident response efforts are overseen by a cross-functional leadership team including our CISO, our General Counsel and our Chief Marketing Officer.

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

ACCENTURE 2026 FORM 10-K	Item 1C. Cybersecurity	27
Item 4. Mine Safety Disclosures
Not applicable.

ACCENTURE 2026 FORM 10-K	Part II	28
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares. As of October 2, 2026, there were 354 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 2, 2026, there were 13 holders of record of Accenture plc Class X ordinary shares.
Dividends
For information about our dividend activity during fiscal 2026, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On September 30, 2026, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.71 per share on our Class A ordinary shares for shareholders of record at the close of business on October 13, 2026, payable on November 13, 2026. For the remainder of fiscal 2027, we expect to declare additional quarterly dividends in December 2026 and March and June 2027, to be paid in February, May and August 2027, respectively, subject to the approval of the Board of Directors.
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
Recent Sales of Unregistered Securities
None.

ACCENTURE 2026 FORM 10-K	Part II	29
Purchases of Accenture plc Class A Ordinary Shares
The following table provides information relating to our purchases of Accenture plc Class A ordinary shares during the fourth quarter of fiscal 2026. For year-to-date information on all of our share purchases, redemptions and exchanges and further discussion of our share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2026 — June 30, 2026	9,563,952	$127.63	9,457,424	$2,044
July 1, 2026 — July 31, 2026	8,056,994	136.85	8,037,161	944
August 1, 2026 — August 31, 2026	25,909	163.33	—	944
Total (4)	17,646,855	$131.89	17,494,585
(1)Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.
(2)Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2026, we purchased 17,494,585 Accenture plc Class A ordinary shares under this program for an aggregate price of $2,300 million. The open-market purchase program does not have an expiration date.
(3)As of August 31, 2026, our aggregate available authorization for share purchases and redemptions was $944 million, which management has the discretion to use for either our publicly announced open-market share purchase program or our other share purchase programs. Since August 2001 and as of August 31, 2026, the Board of Directors of Accenture plc has authorized an aggregate of $59.1 billion for share purchases and redemptions by Accenture plc and Accenture Canada Holdings Inc. On September 30, 2026, the Board of Directors of Accenture plc approved $6,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,944 million.
(4)During the fourth quarter of fiscal 2026, Accenture purchased 152,270 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under our various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and our other share purchase programs.

Item 6. [Reserved]

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
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
We use the terms “Accenture,” “we,” “our” and “us” in this report to refer to Accenture plc and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2026” means the 12-month period that ended on August 31, 2026. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Overview
Accenture is a business reinvention and technology company. Our people bring deep insights across industries and functions, with capabilities spanning strategy, process, operating model, change management, talent, data, technology and AI. We deliver this expertise through consulting, managed services, proprietary assets and platforms, and increasingly, software. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
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
Key Metrics
Key metrics for fiscal 2026 compared to fiscal 2025 are included below. We have presented operating income, operating margin, effective tax rate and diluted earnings per share for fiscal 2026 and 2025 on a non-GAAP or “adjusted” basis to exclude the impact of business optimization costs. During the first quarter of fiscal 2026, we completed our six-month business optimization program and recorded costs of $308 million and $615 million during fiscal 2026 and 2025, respectively. For additional information regarding our business optimization actions and related costs, see Note 16 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
•Revenues of $74.2 billion, an increase of 6% in U.S. dollars and 5% in local currency;
•New bookings of $84.5 billion, an increase of 5% in U.S. dollars and 3% in local currency;
•Operating margin of 15.4%, compared to 14.7% in fiscal 2025; adjusted operating margin of 15.8%, compared to 15.6% in fiscal 2025;
•Diluted earnings per share of $13.56, a 12% increase over diluted earnings per share of $12.15 in fiscal 2025; adjusted earnings per share of $13.97, an 8% increase over adjusted earnings per share of $12.93 in fiscal 2025;
•Cash returned to shareholders of $11.5 billion, including share purchases of $7.5 billion and dividends of $4.0 billion.

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Revenues

		Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Revenues for Fiscal
(in billions of U.S. dollars)		2026	2025			2026	2025

Geographic Markets	Americas	$36.5	$35.1	4%	4%	49%	50%
	EMEA	27.0	24.6	9	4	36	35
	Asia Pacific	10.7	10.0	7	8	14	14
	Total Revenues	$74.2	$69.7	6%	5%	100%	100%

Industry Groups	Communications, Media & Technology	$12.7	$11.5	11%	10%	17%	16%
	Financial Services	14.0	12.8	9	7	19	18
	Health & Public Service	15.2	14.8	3	2	20	21
	Products	22.5	21.2	6	4	30	30
	Resources	9.9	9.5	5	3	13	14
	Total Revenues	$74.2	$69.7	6%	5%	100%	100%

Type of Work	Consulting	$36.9	$35.1	5%	3%	50%	50%
	Managed Services	37.3	34.6	8	6	50	50
	Total Revenues	$74.2	$69.7	6%	5%	100%	100%

Amounts in table may not total due to rounding.

Revenues for fiscal 2026 increased 6% in U.S. dollars and 5% in local currency compared to fiscal 2025. During fiscal 2026, revenue growth in local currency was very strong in Asia Pacific and solid in EMEA and the Americas. We experienced local currency revenue growth that was very strong in Communications, Media & Technology, strong in Financial Services, solid in Products and modest in Resources and Health & Public Service. Revenue growth in local currency was strong in managed services and modest in consulting. The business environment remained competitive, and we experienced lower pricing in many areas of the business during the fourth quarter of fiscal 2026. For the full fiscal year 2026, pricing was relatively stable compared to fiscal 2025. We define pricing as the contract profitability or margin on the work that we sell.
In our consulting business, revenues for fiscal 2026 increased 5% in U.S. dollars and 3% in local currency compared to fiscal 2025. Consulting revenue growth in local currency for fiscal 2026 was driven by very strong growth in Asia Pacific, solid growth in the Americas and slight growth in EMEA. Our consulting revenue continues to be driven by helping our clients accelerate their reinvention and drive business outcomes, by redesigning processes and operating models, modernizing and implementing technology and data foundations, and leveraging cloud, software enterprise platforms, security, AI and data, as well as our change capabilities to help clients build new skills and drive the successful adoption of new processes and technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings, supply chain and operational resilience, as well as to accelerate growth and improve customer experiences. While we continue to experience demand for these services, particularly large transformation programs, the discretionary spending environment continues to impact smaller contracts with a shorter duration.

In our managed services business, revenues for fiscal 2026 increased 8% in U.S. dollars and 6% in local currency compared to fiscal 2025. Managed services revenue growth in local currency for fiscal 2026 was driven by very strong growth in Asia Pacific and EMEA and solid growth in the Americas. We continue to assist clients with reinvented operations, application development and maintenance, and infrastructure management including cloud, security, AI and data. Clients continue to be focused on transforming their operations through technology, AI and data, and leveraging our proprietary assets and platforms and talent to drive productivity and cost savings.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. While a significant portion of our revenues are in U.S. dollars, the majority of our revenues are denominated in other currencies, including the Euro, U.K. pound and Japanese yen. There continues to be volatility in foreign currency exchange rates. Unfavorable fluctuations in foreign currency exchange rates have had and could in the future have a material effect on our financial results. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during fiscal 2026, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 2% higher than our revenue growth in local currency for the year. Assuming that exchange rates stay within recent ranges, we estimate that our fiscal 2027 revenue growth in U.S. dollars will be approximately equal to our revenue growth in local currency.

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
People Metrics

Utilization	Workforce	Voluntary Attrition
93%	814,000	13%
compared to 92% in fiscal 2025	compared to approximately 779,000 as of August 31, 2025	compared to 14% in fiscal 2025

Utilization for fiscal 2026 was 93%, up from 92% in fiscal 2025. We hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our solutions and services, given that compensation costs are the most significant portion of our operating expenses. Our workforce, the majority of which serves our clients, was approximately 814,000 as of August 31, 2026, compared to approximately 779,000 as of August 31, 2025.
For fiscal 2026, attrition, excluding involuntary terminations, was 13%, down from 14% in fiscal 2025. For the fourth quarter of fiscal 2026, annualized attrition, excluding involuntary terminations, was 13%, down from 14% in the third quarter of fiscal 2026. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as a means to keep our supply of skills and resources in balance with changes in client demand.
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
New Bookings

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in billions of U.S. dollars)	2026	2025
Consulting	$40.9	$37.6	9%	6%
Managed Services	43.7	43.0	2	—
Total New Bookings	$84.5	$80.6	5%	3%
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
Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New bookings involve estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior periods. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Only the non-cancelable portion of these contracts is included in our remaining performance obligations disclosed in Note 2 (Revenues) to our Consolidated Financial Statements under Item 8, “Financial Statements and

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	33
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

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
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

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Results of Operations for Fiscal 2026 Compared to Fiscal 2025
Revenues
Revenues by geographic market, industry group and type of work are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency
(in millions of U.S. dollars)	2026	2025
Geographic Markets
Americas	$36,547	$35,057	4%	4%
EMEA	26,959	24,644	9	4
Asia Pacific	10,678	9,972	7	8
Total Revenues	$74,183	$69,673	6%	5%
Industry Groups
Communications, Media & Technology	$12,674	$11,454	11%	10%
Financial Services	13,959	12,774	9	7
Health & Public Service	15,171	14,763	3	2
Products	22,451	21,197	6	4
Resources	9,929	9,485	5	3
Total Revenues	$74,183	$69,673	6%	5%
Type of Work
Consulting	$36,883	$35,107	5%	3%
Managed Services	37,300	34,566	8	6
Total Revenues	$74,183	$69,673	6%	5%
Amounts in table may not total due to rounding.

Geographic Markets
The following revenues commentary discusses the primary drivers of local currency revenue changes by geographic market for fiscal 2026 compared to fiscal 2025:
•Americas revenues increased 4% in local currency, led by growth in Banking & Capital Markets, Software & Platforms, High Tech and Industrials, partially offset by a decline in Public Service, including our U.S. federal business. Revenue growth was driven by the United States.
•EMEA revenues increased 4% in local currency, led by growth in Public Service, Banking & Capital Markets and Software & Platforms, partially offset by a decline in Energy. Revenue growth was driven by the United Kingdom and Italy.
•Asia Pacific revenues increased 8% in local currency, led by growth in Banking & Capital Markets, Public Service, Communications & Media and Insurance. Revenue growth was driven by Japan, Australia and Singapore.
Operating Expenses
Operating expenses for fiscal 2026 increased $3,330 million over fiscal 2025, and decreased as a percentage of revenues to 84.6% from 85.3% in fiscal 2025.
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

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Operating expenses by category are as follows:

	Fiscal
(in millions of U.S. dollars)	2026		2025		Increase (Decrease)
Operating Expenses	$62,777	84.6%	$59,447	85.3%	$3,330
Cost of services	50,408	68.0	47,438	68.1	2,970
Sales and marketing	7,243	9.8	7,043	10.1	200
General and administrative costs	4,819	6.5	4,351	6.2	468
Business optimization costs	308	0.4	615	0.9	(308)
Amounts in table may not total due to rounding.

Cost of Services
Cost of services for fiscal 2026 increased $2,970 million, or 6%, over fiscal 2025, and decreased as a percentage of revenues to 68.0% from 68.1% during this period. Gross margin for fiscal 2026 increased as a percentage of revenues to 32.0% from 31.9% during fiscal 2025. The increase in gross margin was primarily due to lower payroll costs, partially offset by an increase in non-payroll costs.

Sales and Marketing
Sales and marketing expense for fiscal 2026 increased $200 million, or 3%, over fiscal 2025, and decreased as a percentage of revenues to 9.8% from 10.1% during this period due to lower payroll costs, including selling and business development costs.

General and Administrative Costs
General and administrative costs for fiscal 2026 increased $468 million, or 11%, over fiscal 2025, and increased as a percentage of revenues to 6.5% from 6.2% during this period due to higher non-payroll costs.
Business Optimization Costs
During the first quarter of fiscal 2026, we completed our six-month business optimization program and recorded $308 million and $615 million during fiscal 2026 and 2025, respectively, primarily for employee severance. For additional information, see Note 16 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Non-GAAP Financial Measures
We have presented operating income, operating margin, effective tax rate and diluted earnings per share on a non-GAAP or “adjusted” basis excluding the business optimization costs recorded in fiscal 2026 and 2025 as we believe doing so facilitates understanding as to the impact of these items and our performance in comparison to the prior periods. While we believe that this non-GAAP financial information is useful in evaluating our operations, this information should be considered as supplemental in nature and not as a substitute for the related financial information prepared in accordance with GAAP.
Operating Income and Operating Margin
Operating income and operating margin for each of the geographic markets is as follows:

	Fiscal
	2026		2025
(in millions of U.S. dollars)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
Americas	$6,244	17%	$5,324	15%	$920
EMEA	3,436	13	3,091	13	345
Asia Pacific	1,725	16	1,810	18	(85)
Total	$11,406	15.4%	$10,226	14.7%	$1,180
Amounts in table may not total due to rounding.

Operating income for fiscal 2026 increased $1,180 million, or 12%, compared with fiscal 2025. Operating margin for fiscal 2026 was 15.4%, compared with 14.7% for fiscal 2025.

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Geographic Markets
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2026 was similar to that disclosed for revenue for each geographic market. Additionally, payroll costs for our geographic markets increased in line with revenues, except as described below. The commentary below provides insight into other factors affecting geographic market performance and operating income for fiscal 2026 compared with fiscal 2025:
•Americas operating income increased due to revenue growth, lower payroll costs as a percentage of revenue and lower business optimization costs, partially offset by higher non-payroll costs.
•EMEA operating income increased due to revenue growth in local currency and the positive impact of foreign currency exchange rates, which resulted in an increase in U.S. dollar revenues, partially offset by higher non-payroll costs.

•Asia Pacific operating income decreased as revenue growth was offset by higher non-payroll costs, including higher facilities and technology costs.
Operating Income and Operating Margin Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs reduced operating margin for fiscal 2026 and fiscal 2025 by 40 and 90 basis points, respectively. Adjusted operating margin for fiscal 2026 was 15.8% compared to adjusted operating margin for fiscal 2025 of 15.6%.

	Fiscal
	2026				2025
(in millions of U.S. dollars)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Operating Income (GAAP)	Business Optimization (1)	Operating Income (Non-GAAP)	Operating Margin (Non-GAAP)	Increase (Decrease)
Americas	$6,244	$67	$6,311	17%	$5,324	$420	$5,745	16%	$566
EMEA	3,436	170	3,606	13	3,091	132	3,223	13	383
Asia Pacific	1,725	71	1,796	17	1,810	63	1,873	19	(77)
Total	$11,406	$308	$11,714	15.8%	$10,226	$615	$10,841	15.6%	$873
Amounts in tables may not total due to rounding.
(1)Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026, primarily for employee severance.

Interest Income
Interest income for fiscal 2026 was $363 million, an increase of $27 million, or 8%, over fiscal 2025. The increase was primarily due to a higher average cash balance.
Interest Expense
Interest expense for fiscal 2026 was $303 million, an increase of $75 million over fiscal 2025. The increase was primarily due to a higher average long-term debt balance.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses, non-operating components of pension expense, as well as gains and losses associated with our investments. During fiscal 2026, Other expense, net increased $31 million, or 48%, over fiscal 2025, primarily due to lower gains on investments.
Income Tax Expense
The effective tax rate for fiscal 2026 was 25.1%, compared with 23.7% for fiscal 2025. The higher effective tax rate was primarily due to reduced tax benefits from share-based payments.
Income Tax Expense Excluding Business Optimization Costs (Non-GAAP)
Excluding the business optimization costs of $308 million and related reduction in tax expense of $57 million, our adjusted effective tax rate was 24.9% for fiscal 2026. Excluding the business optimization costs of $615 million and related reduction in tax expense of $126 million, our adjusted effective tax rate was 23.6% for fiscal 2025.

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests reflects the income earned or expense incurred attributable to the equity interest that some former members of Accenture leadership and their permitted transferees have in our Accenture Canada Holdings Inc. subsidiary. Noncontrolling interests also include amounts primarily attributable to noncontrolling shareholders in our Avanade Inc. subsidiary. Net income attributable to Accenture plc represents the income attributable to the shareholders of Accenture plc.
Earnings Per Share
Diluted earnings per share were $13.56 for fiscal 2026, compared with $12.15 for fiscal 2025. For information regarding our earnings per share calculations, see Note 3 (Earnings Per Share) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Earnings Per Share Excluding Business Optimization Costs (Non-GAAP)
The business optimization costs of $250 million and $489 million, net of related taxes, decreased diluted earnings per share by $0.41 and $0.78 for fiscal 2026 and fiscal 2025, respectively. Adjusted diluted earnings per share were $13.97 and $12.93 for fiscal 2026 and fiscal 2025, respectively.

Fiscal
2025 As Reported	$12.15
Business optimization costs	0.98
Tax effect of business optimization costs (1)	(0.20)
2025 As Adjusted	$12.93

2026 As Reported	$13.56
Business optimization costs	0.50
Tax effect of business optimization costs (1)	(0.09)
2026 As Adjusted	$13.97
(1)The income tax effect of business optimization costs includes both the current and deferred income tax impact and was calculated by using the relevant tax rate of the country where the adjustments were recorded.
The increase in adjusted diluted earnings per share for fiscal 2026 compared to fiscal 2025 is due to the following factors:

Fiscal
2025 As Adjusted	$12.93
Higher revenue and operating results	1.05
Lower share count	0.33
Lower non-operating income	(0.10)
Higher effective tax rate	(0.24)
2026 As Adjusted	$13.97
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
Results of Operations for Fiscal 2025 Compared to Fiscal 2024
Our Annual Report on Form 10-K for the fiscal year ended August 31, 2025 includes a discussion and analysis of our financial condition and results of operations for the year ended August 31, 2024 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	39
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
As of August 31, 2026, Cash and cash equivalents were $12.8 billion, compared with $11.5 billion as of August 31, 2025.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal		Change
(in millions of U.S. dollars)	2026	2025
Net cash provided by (used in):
Operating activities	$12,363	$11,474	$889
Investing activities	(5,637)	(2,020)	(3,617)
Financing activities	(5,314)	(2,948)	(2,366)
Effect of exchange rate changes on cash and cash equivalents	(59)	(32)	(27)
Net increase (decrease) in cash and cash equivalents	$1,353	$6,474	$(5,122)
Amounts in table may not total due to rounding.
Operating activities: The $889 million increase in operating cash flows was primarily due to higher net income and the timing of vendor accruals and payments in accounts payable, partially offset by higher net client balances (receivables and contract assets net of deferred revenue) and the timing of miscellaneous accruals and payments in other current and non-current liabilities.
Investing activities: The $3,617 million increase in cash used was primarily due to higher spending on business acquisitions. For additional information, see Note 6 (Business Combinations) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $2,366 million increase in cash used was primarily due to higher net purchases of shares, partially offset by higher net proceeds from borrowings. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Borrowings and Indebtedness
On September 30, 2024, we filed a registration statement on Form S-3, pursuant to which Accenture plc’s wholly owned finance subsidiaries Accenture Capital and Accenture Global Capital DAC may issue debt securities. As of August 31, 2026, we had outstanding long-term debt in the form of fixed-rate senior unsecured notes and floating-rate senior unsecured notes issued by Accenture Capital in an aggregate principal amount of $10 billion, which mature from 2027 through 2036. Accenture plc fully and unconditionally guarantees these notes, as well as all future debt securities that may be issued by these entities.

ACCENTURE 2026 FORM 10-K	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
For additional information regarding our outstanding borrowings, credit facilities and other debt, see Note 10 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Share Purchases and Redemptions
We intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2027. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Events
See Note 14 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2026, we had commitments of $2.9 billion related to cloud hosting arrangements, software subscriptions, information technology services and other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Payments under these commitments are estimated to be made as follows:

(in millions of U.S. dollars)	Payments (1)
Less than 1 year	$1,068
1-3 years	1,445
3-5 years	321
More than 5 years	24
Total	$2,857
Amounts in table may not total due to rounding.
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

ACCENTURE 2026 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	41
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Japanese yen, U.S. dollar/U.K. pound, U.S. dollar/Euro, U.S. dollar/Swiss franc, U.S. dollar/Philippine peso, U.S. dollar/Singapore dollar and U.S. dollar/Chinese yuan, are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statements. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges, the most significant of which are U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee and U.K. pound/Indian rupee, typically have maturities not exceeding three years and are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 9 (Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss are expected to be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2026, it was anticipated that approximately $291 million of net losses, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $880 million and $722 million as of August 31, 2026 and 2025, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2026 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Investment Risk
Our non-marketable and marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our investments.
Our non-marketable equity securities are investments in privately held companies which are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluations of privately held companies are based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were not material in relation to our consolidated financial position, results of operations or cash flows as of August 31, 2026.

ACCENTURE 2026 FORM 10-K	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	42
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

ACCENTURE 2026 FORM 10-K	Item 9A. Controls and Procedures	43
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangements
During the fourth quarter of fiscal 2026, no executive officer or director adopted or terminated any Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

ACCENTURE 2026 FORM 10-K	Part III	44
Part III
Item 10. Directors, Executive Officers and Corporate Governance
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the proxy statement for our 2026 Annual General Meeting of Shareholders filed with the SEC on December 12, 2025.
Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2027 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2027 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2026 fiscal year covered by this Form 10-K.
Item 11. Executive Compensation
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2027 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2027 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2026 fiscal year covered by this Form 10-K.

ACCENTURE 2026 FORM 10-K	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	45
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2026, certain information related to our compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	1,745	(1)	$—	—
Amended and Restated 2010 Share Incentive Plan	21,513,874	(2)	—	16,027,647
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	39,283,106
Equity compensation plans not approved by shareholders	—		N/A	—
Total	21,515,619			55,310,753
(1)Consists of 1,745 restricted share units.
(2)Consists of 21,513,874 restricted share units, with performance-based awards assuming maximum performance.
(3)Restricted share units have no exercise price.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2027 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2027 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2026 fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2027 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2027 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2026 fiscal year covered by this Form 10-K.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2027 Annual General Meeting of Shareholders of Accenture plc to be held on January 28, 2027 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of our 2026 fiscal year covered by this Form 10-K.

ACCENTURE 2026 FORM 10-K	Part IV	46
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
1.   Financial Statements as of August 31, 2026 and 2025 and for the three years ended August 31, 2026—Included in Part II of this Form 10-K:
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
4.2
Indenture, among Accenture Capital Inc., Accenture plc and The Bank of New York Mellon Trust Company, N.A., dated as of October 4, 2024 (incorporated by reference to Exhibit 4.1 to Accenture plc’s 8-K filed on October 4, 2024)

4.3
Officer’s Certificate of Accenture Capital Inc., dated as of October 4, 2024, containing Form of 3.900% Note due 2027, Form of 4.050% Note due 2029, Form of 4.250% Note due 2031 and Form of 4.500% Note due 2034 (incorporated by reference to Exhibit 4.2 to Accenture plc’s 8-K filed on October 4, 2024)

4.4
Officer's Certificate of Accenture Capital Inc., dated as of July 10, 2026, containing Form of Floating Rate Note due 2029, Form of 4.750% Note due 2029, Form of 5.000% Note due 2031, Form of 5.300% Note due 2033 and Form of 5.600% Note due 2036 (incorporated by reference to Exhibit 4.1 to Accenture plc's 8-K filed on July 10, 2026)

10.1
Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the Accenture Ltd February 28, 2005 10-Q (File No. 001-16565))

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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)

ACCENTURE 2026 FORM 10-K	Item 15. Exhibits, Financial Statement Schedules	47

10.6*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on January 28, 2026)
10.7*	Amended and Restated 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on January 31, 2024)
10.8
Five-Year Credit Agreement, dated as of April 22, 2026, among Accenture plc, the borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.(incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on April 24, 2026)

10.9
364-Day Credit Agreement, dated as of April 22, 2026, among Accenture plc, the borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent.(incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on April 24, 2026)

10.10
Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (the “July 2, 2001 Form S-1/A”))

10.11
First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)

10.12*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the February 28, 2013 10-Q)
10.13*	Form of Employment Agreement of executive officers in Italy (incorporated by reference to Exhibit 10.1 to the November 30, 2025 10-Q)
10.14	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.15	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
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

10.18*	Form of Director Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2026 10-Q)
10.19*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2024 10-Q)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2025 10-Q)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2026 10-Q)

10.22*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2024 10-Q)

10.23*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2025 10-Q)

10.24*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2026 10-Q)

10.25*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2025 10-Q)

10.26*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2026 10-Q)

10.27*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2025 10-Q )

10.28*
Form of CEO Discretionary Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2026 10-Q)

10.29*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2022 10-Q)
10.30*	Form of Indemnification Agreement, between Accenture Inc. and the indemnitee party thereto (incorporated by reference to Exhibit 10.28 to the August 31, 2018 10-K)
10.31*	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the November 30, 2023 10-Q)
10.32*
Accenture LLP Leadership Separation Benefits Plan (effective November 1, 2024) and Amendment / Summary of Material Modifications (SMM) (effective June 1, 2026) (incorporated by reference to Exhibit 10.3 to the May 31, 2026 10-Q)

19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)

ACCENTURE 2026 FORM 10-K	Item 15. Exhibits, Financial Statement Schedules	48

23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of KPMG LLP related to the Accenture plc 2010 Employee Share Purchase Plan (filed herewith)
24.1	Power of Attorney (included on the signature page hereto)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1*	Mandatory Recoupment Policy (incorporated by reference to Exhibit 97.1 to the August 31, 2023 10-K)
99.1	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan Financial Statements (filed herewith)
101	The following financial information from Accenture plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2026 and August 31, 2025, (ii) Consolidated Income Statements for the years ended August 31, 2026, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2026, 2025 and 2024, (iv) Consolidated Shareholders’ Equity Statements for the years ended August 31, 2026, 2025 and 2024, (v) Consolidated Cash Flows Statements for the years ended August 31, 2026, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements
104	The cover page from Accenture plc’s Annual Report on Form 10-K for the year ended August 31, 2026, formatted in Inline XBRL (included as Exhibit 101)

(*)	Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
Not applicable.

ACCENTURE 2026 FORM 10-K	Signatures	49
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 16, 2026 by the undersigned, thereunto duly authorized.

ACCENTURE PLC

By:	/s/ JULIE SWEET
Name: Julie Sweet Title: Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Julie Sweet, Angie Park and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2026 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 16, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JULIE SWEET	Chief Executive Officer, Chair of the Board and Director
Julie Sweet	(principal executive officer)

/s/ ANGIE PARK	Chief Financial Officer
Angie Park	(principal financial officer)

/s/ MELISSA A. BURGUM	Chief Accounting Officer
Melissa A. Burgum	(principal accounting officer)

/s/ ARUN SARIN	Lead Director
Arun Sarin

ACCENTURE 2026 FORM 10-K	Signatures	50

/s/ MARTIN BRUDERMÜLLER	Director
Martin Brudermüller

/s/ ALAN JOPE	Director
Alan Jope

/s/ NANCY MCKINSTRY	Director
Nancy McKinstry

/s/ JENNIFER NASON	Director
Jennifer Nason

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ VENKATA S.M. RENDUCHINTALA	Director
Venkata S.M. Renduchintala

/s/ TRACEY T. TRAVIS	Director
Tracey T. Travis

/s/ MASAHIKO UOTANI	Director
Masahiko Uotani

ACCENTURE 2026 FORM 10-K	Index to Consolidated Financial Statements	F-1
Accenture plc
1

ACCENTURE 2026 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Accenture plc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Accenture plc and subsidiaries (the Company) as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ACCENTURE 2026 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-3
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

Estimated costs to complete certain technology integration consulting services and some non-technology consulting services contracts

As discussed in Notes 1 and 2 to the consolidated financial statements, revenues from contracts for technology integration consulting services and some non-technology consulting services where the Company designs, builds, and implements new or enhanced system applications and related processes for its clients are recognized over time since control of the system is transferred continuously to the client. Generally, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company's performance obligations, which typically occurs over time periods ranging from six months to two years.

We identified the evaluation of estimated costs to complete certain technology integration consulting services and some non-technology consulting services contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the estimate of costs to complete the contracts.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's process for estimating costs to complete technology integration consulting services and some non-technology consulting services contracts, including controls over the estimate of costs to complete the contracts. We tested the estimated costs to complete for certain technology integration consulting services and some non-technology consulting services contracts by evaluating:

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

Unrecognized tax benefits
As discussed in Note 11 to the consolidated financial statements, the Company has $2,530 million of unrecognized tax benefits as of August 31, 2026. As discussed in Note 1 to the consolidated financial statements, the Company recognizes tax positions when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

We identified the evaluation of the Company's unrecognized tax benefits related to transfer pricing and certain other intercompany transactions as a critical audit matter. Complex auditor judgment was required in evaluating the Company's interpretation of tax law and its analysis of the recognition and measurement of its tax positions.

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

ACCENTURE 2026 FORM 10-K	Report of Independent Registered Public Accounting Firm	F-4
•evaluating the Company's interpretation of tax laws and income tax consequences of intercompany transactions, including internal restructurings and intra-entity transfers of assets;

•assessing transfer pricing studies for compliance with applicable laws and regulations;

•analyzing the Company's tax positions, including the methodology over the measurement of unrecognized tax benefits related to transfer pricing;

•evaluating the Company's determination of unrecognized tax benefits, including the associated effect in other jurisdictions; and

•inspecting settlements with applicable taxing authorities.

In addition, we evaluated the Company's ability to estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon the conclusion of examinations by applicable taxing authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
October 16, 2026

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2026 FORM 10-K		F-5

Consolidated Balance Sheets
August 31, 2026 and 2025

	August 31, 2026	August 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,831,471	$11,478,729
Short-term investments	6,298	5,945
Receivables and contract assets	16,328,015	14,985,073
Other current assets	2,665,356	2,430,942
Total current assets	31,831,140	28,900,689
NON-CURRENT ASSETS:
Contract assets	327,240	180,362
Investments	940,493	721,260
Property and equipment, net	1,721,652	1,566,374
Lease assets	3,005,710	2,740,321
Goodwill	26,819,458	22,536,416
Deferred contract costs	1,163,844	1,025,391
Deferred tax assets	3,407,747	3,791,215
Intangibles	2,906,682	2,410,755
Other non-current assets	1,473,826	1,522,114
Total non-current assets	41,766,652	36,494,208
TOTAL ASSETS	$73,597,792	$65,394,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$113,069	$114,484
Accounts payable	3,003,413	2,695,589
Deferred revenues	6,276,844	6,073,170
Accrued payroll and related benefits	9,227,598	8,084,214
Income taxes payable	626,537	701,219
Lease liabilities	768,373	729,003
Other accrued liabilities	2,288,540	1,954,418
Total current liabilities	22,304,374	20,352,097
NON-CURRENT LIABILITIES:
Long-term debt	9,998,689	5,034,169
Deferred revenues	985,416	642,361
Retirement obligation	1,558,775	1,858,499
Deferred tax liabilities	450,247	471,931
Income taxes payable	1,313,463	1,291,921
Lease liabilities	2,516,859	2,305,210
Other non-current liabilities	1,212,853	1,197,742
Total non-current liabilities	18,036,302	12,801,833
COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests	532,762	—
SHAREHOLDERS’ EQUITY:
Ordinary shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2026 and August 31, 2025	57	57
Class A ordinary shares, par value $0.0000225 per share, 20,000,000,000 shares authorized, 668,460,886 and 657,964,764 shares issued as of August 31, 2026 and August 31, 2025, respectively	15	14
Class X ordinary shares, par value $0.0000225 per share, 1,000,000,000 shares authorized, 300,673 and 302,358 shares issued and outstanding as of August 31, 2026 and August 31, 2025, respectively	—	—
Restricted share units	2,812,512	2,790,652
Additional paid-in capital	19,356,606	16,603,344
Treasury shares, at cost: Ordinary, 40,000 shares as of August 31, 2026 and August 31, 2025; Class A ordinary, 72,927,807 and 36,108,842 shares as of August 31, 2026 and August 31, 2025, respectively	(14,165,990)	(7,751,973)
Retained earnings	24,939,324	21,018,731
Accumulated other comprehensive loss	(1,375,268)	(1,465,379)
Total Accenture plc shareholders’ equity	31,567,256	31,195,446
Noncontrolling interests	1,157,098	1,045,521
Total shareholders’ equity	32,724,354	32,240,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,597,792	$65,394,897
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts)
ACCENTURE 2026 FORM 10-K		F-6

Consolidated Income Statements
For the Years Ended August 31, 2026, 2025 and 2024

	2026	2025	2024
REVENUES:
Revenues	$74,183,445	$69,672,977	$64,896,464
OPERATING EXPENSES:
Cost of services	50,407,847	47,437,576	43,734,147
Sales and marketing	7,243,476	7,043,445	6,846,714
General and administrative costs	4,818,621	4,350,968	4,281,316
Business optimization costs	307,541	615,324	438,440
Total operating expenses	62,777,485	59,447,313	55,300,617
OPERATING INCOME	11,405,960	10,225,664	9,595,847
Interest income	363,205	336,324	272,256
Interest expense	(303,397)	(228,555)	(58,969)
Other income (expense), net	(93,553)	(63,040)	(109,811)
INCOME BEFORE INCOME TAXES	11,372,215	10,270,393	9,699,323
Income tax expense	2,849,333	2,437,993	2,280,126
NET INCOME	8,522,882	7,832,400	7,419,197
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(7,907)	(7,240)	(7,198)
Net income attributable to noncontrolling interests – other	(147,919)	(146,727)	(147,212)
NET INCOME ATTRIBUTABLE TO ACCENTURE PLC	$8,367,056	$7,678,433	$7,264,787
Weighted average Class A ordinary shares:
Basic	612,481,327	624,891,649	627,852,613
Diluted	617,498,483	632,435,108	635,940,044
Earnings per Class A ordinary share:
Basic	$13.66	$12.29	$11.57
Diluted	$13.56	$12.15	$11.44
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2026 FORM 10-K		F-7

Consolidated Statements of Comprehensive Income
For the Years Ended August 31, 2026, 2025 and 2024

	2026	2025	2024
NET INCOME	$8,522,882	$7,832,400	$7,419,197
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(86,369)	235,681	214,889
Defined benefit plans	357,895	58,232	(27,669)
Cash flow hedges	(181,415)	(204,550)	1,139
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE PLC	90,111	89,363	188,359
Other comprehensive income (loss) attributable to noncontrolling interests	(284)	6,231	2,117
COMPREHENSIVE INCOME	$8,612,709	$7,927,994	$7,609,673

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE PLC	$8,457,167	$7,767,796	$7,453,146
Comprehensive income attributable to noncontrolling interests	155,542	160,198	156,527
COMPREHENSIVE INCOME	$8,612,709	$7,927,994	$7,609,673
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2026 FORM 10-K		F-8

Consolidated Shareholders’ Equity Statements
For the Years Ended August 31, 2026, 2025 and 2024

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Balance as of August 31, 2023	$57	40	$15	664,616	$—	325	$2,403,374	$12,778,782	$(7,062,512)	(36,391)	$19,316,224	$(1,743,101)	$25,692,839	$765,754	$26,458,593
Net income											7,264,787		7,264,787	154,410	7,419,197
Other comprehensive income (loss)												188,359	188,359	2,117	190,476
Purchases of Class A shares								3,867	(4,509,392)	(13,913)			(4,505,525)	(3,867)	(4,509,392)
Share-based compensation expense							1,821,490	120,100					1,941,590		1,941,590
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(17)		(15,254)					(15,254)		(15,254)
Issuances of Class A shares for employee share programs				7,869			(1,739,452)	2,280,198	1,007,332	3,059	(131,133)		1,416,945	1,186	1,418,131
Dividends							129,196				(3,367,455)		(3,238,259)	(3,220)	(3,241,479)
Other, net								(456,836)					(456,836)	(36,778)	(493,614)
Balance as of August 31, 2024	$57	40	$15	672,485	$—	308	$2,614,608	$14,710,857	$(10,564,572)	(47,245)	$23,082,423	$(1,554,742)	$28,288,646	$879,602	$29,168,248
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2026 FORM 10-K		F-9

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2026, 2025 and 2024

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											7,678,433		7,678,433	153,967	7,832,400
Other comprehensive income (loss)												89,363	89,363	6,231	95,594
Purchases of Class A shares								3,708	(4,614,969)	(14,082)			(4,611,261)	(3,708)	(4,614,969)
Cancellation of treasury shares			(1)	(22,739)				(771,268)	6,666,403	22,739	(5,895,134)		—		—
Share-based compensation expense							1,974,575	119,303					2,093,878		2,093,878
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(6)		(4,528)					(4,528)		(4,528)
Issuances of Class A shares for employee share programs				8,219			(1,933,220)	2,540,363	761,165	2,439	(15,625)		1,352,683	1,070	1,353,753
Dividends							134,689				(3,831,366)		(3,696,677)	(3,492)	(3,700,169)
Other, net								4,909					4,909	11,851	16,760
Balance as of August 31, 2025	$57	40	14	657,965	$—	302	$2,790,652	$16,603,344	$(7,751,973)	(36,149)	$21,018,731	$(1,465,379)	$31,195,446	$1,045,521	$32,240,967
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars and share amounts)
ACCENTURE 2026 FORM 10-K		F-10

Consolidated Shareholders’ Equity Statements — (continued)
For the Years Ended August 31, 2026, 2025 and 2024

	Ordinary Shares		Class A Ordinary Shares		Class X Ordinary Shares		Restricted Share Units	Additional Paid-in Capital	Treasury Shares			Accumulated Other Comprehensive Loss	Total Accenture plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	Retained Earnings
Net income											8,367,056		8,367,056	141,963	8,509,019
Other comprehensive income (loss)												90,111	90,111	(284)	89,827
Purchases of Class A shares								5,143	(7,518,907)	(39,915)			(7,513,764)	(5,143)	(7,518,907)
Share-based compensation expense							1,989,605	110,828					2,100,433		2,100,433
Purchases/redemptions of Accenture Canada Holdings Inc. exchangeable shares and Class X shares						(1)		(2,058)					(2,058)		(2,058)
Issuances of Class A shares for employee share programs			1	10,496			(2,082,893)	2,634,601	1,104,890	3,096	(316,505)		1,340,094	931	1,341,025
Dividends							115,148				(4,098,682)		(3,983,534)	(3,779)	(3,987,313)
Other, net								4,748			(31,276)		(26,528)	(22,111)	(48,639)
Balance as of August 31, 2026	$57	40	$15	668,461	$—	301	$2,812,512	$19,356,606	$(14,165,990)	(72,968)	$24,939,324	$(1,375,268)	$31,567,256	$1,157,098	$32,724,354
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Consolidated Financial Statements (In thousands of U.S. dollars)
ACCENTURE 2026 FORM 10-K		F-11

Consolidated Cash Flows Statements
For the Years Ended August 31, 2026, 2025 and 2024

	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,522,882	$7,832,400	$7,419,197
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation, amortization and other	2,355,282	2,441,594	2,168,038
Share-based compensation expense	2,100,433	2,093,878	1,941,590
Deferred tax expense (benefit)	125,071	357,348	(93,988)
Other, net	(42,455)	(200,473)	(144,920)
Change in assets and liabilities, net of acquisitions—
Receivables and contract assets, current and non-current	(1,282,203)	(1,021,191)	(601,935)
Other current and non-current assets	(652,262)	(1,067,698)	(853,202)
Accounts payable	270,211	(110,554)	46,512
Deferred revenues, current and non-current	520,558	706,585	28,401
Accrued payroll and related benefits	1,177,578	904,322	(614,771)
Income taxes payable, current and non-current	(46,211)	(300,251)	114,076
Other current and non-current liabilities	(685,538)	(161,561)	(277,971)
Net cash provided by (used in) operating activities	12,363,346	11,474,399	9,131,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(742,748)	(600,039)	(516,509)
Purchases of businesses and investments, net of cash acquired	(4,940,884)	(1,471,255)	(6,582,702)
Proceeds from the sale of businesses and investments, net of cash transferred	37,172	36,834	28,721
Other investing, net	9,772	14,810	8,672
Net cash provided by (used in) investing activities	(5,636,688)	(2,019,650)	(7,061,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	1,341,025	1,353,753	1,418,131
Purchases of shares	(7,520,965)	(4,619,497)	(4,524,646)
Proceeds from debt	4,979,215	5,061,085	1,599,033
Repayments of debt	—	(931,885)	(771,246)
Cash dividends paid	(3,987,313)	(3,700,169)	(3,241,479)
Other financing, net	(126,458)	(111,621)	(543,301)
Net cash provided by (used in) financing activities	(5,314,496)	(2,948,334)	(6,063,508)
Effect of exchange rate changes on cash and cash equivalents	(59,420)	(32,155)	(46,264)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,352,742	6,474,260	(4,040,563)
CASH AND CASH EQUIVALENTS, beginning of period	11,478,729	5,004,469	9,045,032
CASH AND CASH EQUIVALENTS, end of period	$12,831,471	$11,478,729	$5,004,469
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$265,799	$155,428	$37,182
Income taxes paid, net	$2,638,118	$2,471,554	$2,386,620
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents	Notes to Consolidated Financial Statements (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-12

1. Summary of Significant Accounting Policies
Description of Business
Accenture is a business reinvention and technology company. Our people bring deep insights across industries and functions, with capabilities spanning strategy, process, operating model, change management, talent, data, technology and AI. We deliver this expertise through consulting, managed services, proprietary assets and platforms, and increasingly, software. We serve clients in three geographic markets: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture plc, an Irish company, and our controlled subsidiary companies. Accenture plc is an Irish public limited company, which operates its business through its subsidiaries.
The shares of Accenture Canada Holdings Inc. held by persons other than us are treated as noncontrolling interests in the Consolidated Financial Statements. The noncontrolling interests were less than 1% as of August 31, 2026 and 2025, respectively.
All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2026” means the 12-month period that ended on August 31, 2026. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Revenue Recognition
Revenue is recognized upon transfer of control of promised goods or services to clients in an amount reflecting the consideration we expect to receive in exchange for those goods or services.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the client. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service based on margins for similar services sold on a standalone basis. While determining relative standalone selling price and identifying separate performance obligations require judgment, generally relative standalone selling prices and the separate performance obligations are readily identifiable as we sell those performance obligations unaccompanied by other performance obligations. Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications, requirements or duration. If a contract modification results in the addition of performance obligations priced at a standalone selling price or if the post-modification services are distinct from the services provided prior to the modification, the modification is accounted for separately. If the modified services are not distinct, they are accounted for as part of the existing contract.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-13

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
Contract Balances
The timing of revenue recognition, billings and cash collections results in Receivables, Contract assets, and Deferred revenues (Contract liabilities) on our Consolidated Balance Sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly or quarterly) or upon achievement of contractual milestones. In limited circumstances, we agree to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. When the period between payment and transfer of goods or services is one year or less, we do not assess the existence of, and therefore, do not adjust the promised amount of consideration for the effects of a significant financing component. Our receivables are rights to consideration that are conditional only upon the passage of time as compared to our contract assets, which are rights to consideration conditional upon additional factors. When we bill or receive payments from our clients before revenue is recognized, we record Contract liabilities. Contract assets and liabilities are reported on our Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-14

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
Allowance for Credit Losses—Client Receivables and Contract Assets
We record client receivables and contract assets at their face amounts less an allowance for credit losses. The allowance represents our estimate of expected credit losses based on historical experience, current economic conditions and certain forward-looking information. As of August 31, 2026 and 2025, the total allowance for credit losses recorded for client receivables and contract assets was $41,670 and $32,247, respectively. The change in the allowance is primarily due to changes in specific client reserves, gross client receivables and contract assets and immaterial write-offs.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-15

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
Our non-current investments are as follows:

	August 31, 2026	August 31, 2025
Equity method investments	$355,894	$355,276
Investments without readily determinable fair values	584,599	365,984
Total non-current investments	$940,493	$721,260

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
Redeemable Noncontrolling Interests
Our redeemable noncontrolling interests relate to options to sell and/or buy remaining interests in certain acquired entities at fair value over a specified time period. Redeemable noncontrolling interests are presented separately in the Consolidated Balance Sheets at redemption value, with adjustments recorded to Retained earnings. The related share of income or loss is reported as Net income attributable to noncontrolling interests – other in the Consolidated Income Statements.

As of August 31, 2026, redeemable noncontrolling interests were $532,762. We did not hold redeemable noncontrolling interests as of August 31, 2025. The increase during fiscal 2026 was primarily driven by initial recognition of $476 million of redeemable noncontrolling interests, as well as changes in redemption value and net income attributable to noncontrolling interests.
Depreciation and Amortization
See table below for summary of depreciation on fixed assets, deferred transition amortization, intangible assets amortization and operating lease cost for fiscal 2026, 2025 and 2024, respectively.

	Fiscal
	2026	2025	2024
Depreciation	$580,529	$622,493	$547,935
Amortization—Deferred transition	327,680	337,072	352,045
Amortization—Intangible assets	658,628	745,892	530,062
Operating lease cost	781,808	729,727	719,434
Other	6,637	6,410	18,562
Total depreciation, amortization and other	$2,355,282	$2,441,594	$2,168,038

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-16

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	3 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. We review the recoverability of goodwill by reporting unit, which we define as our reportable operating segments, annually, or more frequently when indicators of impairment exist. Based on the results of our annual impairment analysis, we determined that no impairment existed as of August 31, 2026 or 2025, as each reportable segment’s estimated fair value substantially exceeded its carrying value.
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
Operating Expenses
Selected components of operating expenses are as follows:

	Fiscal
	2026	2025	2024
Research and development costs	$1,011,258	$817,300	$1,150,430
Advertising costs (1)	176,262	78,519	104,510
Provision for (release of) doubtful accounts (2)	17,975	11,589	10,163
(1)Advertising costs are expensed as incurred.
(2)For additional information, see “Allowance for Credit Losses—Client Receivables and Contract Assets.”

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-17

Recently Adopted Accounting Pronouncements
On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. We adopted this standard on a prospective basis in our fiscal 2026 financial statements. See Note 11 (Income Taxes) to these Consolidated Financial Statements for more information.
New Accounting Pronouncements
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
On September 18, 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the use of software development stages for determining capitalization. Under the new standard, capitalization will be based on the probability that the software will be completed and the certainty that it will function as intended. The ASU will be effective beginning with our interim fiscal 2029 financial statements and transition approaches include prospective, retrospective or modified methods, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, as well as the timing of our adoption.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-18

2. Revenues
Disaggregation of Revenue
See Note 16 (Segment Reporting) to these Consolidated Financial Statements for our disaggregated revenues.
Remaining Performance Obligations
We had remaining performance obligations of approximately $37 billion and $34 billion as of August 31, 2026 and 2025, respectively. Our remaining performance obligations represent the amount of transaction price for which work has not been performed and revenue has not been recognized. The majority of our contracts are terminable by the client on short notice with little or no termination penalties, and some without notice. Under Topic 606, Revenue from Contracts with Customers, only the non-cancelable portion of these contracts is included in our performance obligations. Additionally, our performance obligations only include variable consideration if we assess it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. Based on the terms of our contracts, a significant portion of what we consider contract bookings is not included in our remaining performance obligations. We expect to recognize approximately 62% of our remaining performance obligations as of August 31, 2026 as revenue in fiscal 2027, an additional 16% in fiscal 2028, and the balance thereafter.
Contract Estimates
Adjustments in contract estimates related to performance obligations satisfied or partially satisfied in prior periods were immaterial for both fiscal 2026 and 2025.
Contract Balances
Deferred transition revenues were $665,368 and $642,361 as of August 31, 2026 and 2025, respectively, and are included in Non-current deferred revenues. Costs related to these activities are also deferred and are expensed as the services are provided. Generally, deferred transition costs are recoverable under the contract in the event of early termination and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $1,163,844 and $1,025,391 as of August 31, 2026 and 2025, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2026, 2025 and 2024 was $327,680, $337,072 and $352,045, respectively.
The following table provides information about the balances of our Receivables and Contract assets, net of allowance, and Contract liabilities (Deferred revenues):

	August 31, 2026	August 31, 2025	August 31, 2024
Receivables	$14,215,660	$13,065,433	$11,873,442
Contract assets (current)	2,112,355	1,919,640	1,791,405
Receivables and contract assets, net of allowance (current)	16,328,015	14,985,073	13,664,847
Contract assets (non-current)	327,240	180,362	120,260
Deferred revenues (current)	6,276,844	6,073,170	5,174,923
Deferred revenues (non-current)	985,416	642,361	641,091
Changes in the contract asset and liability balances during fiscal 2026, were a result of normal business activity and not materially impacted by any other factors.
Revenues recognized during fiscal 2026 that were included in Deferred revenues as of August 31, 2025 were $5.1 billion. Revenues recognized during fiscal 2025 that were included in Deferred revenues as of August 31, 2024 were $4.3 billion.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-19

3. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Fiscal
	2026	2025	2024
Basic Earnings per share
Net income attributable to Accenture plc	$8,367,056	$7,678,433	$7,264,787
Basic weighted average Class A ordinary shares	612,481,327	624,891,649	627,852,613
Basic earnings per share	$13.66	$12.29	$11.57
Diluted Earnings per share
Net income attributable to Accenture plc	$8,367,056	$7,678,433	$7,264,787
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc. (1)	7,907	7,240	7,198
Net income for diluted earnings per share calculation	$8,374,963	$7,685,673	$7,271,985
Basic weighted average Class A ordinary shares	612,481,327	624,891,649	627,852,613
Class A ordinary shares issuable upon redemption/exchange of noncontrolling interests (1)	579,052	588,890	621,333
Diluted effect of employee compensation related to Class A ordinary shares	4,090,420	6,514,861	7,232,113
Diluted effect of share purchase plans related to Class A ordinary shares	347,684	439,708	233,985
Diluted weighted average Class A ordinary shares (2)	617,498,483	632,435,108	635,940,044
Diluted earnings per share	$13.56	$12.15	$11.44
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-20

4. Accumulated Other Comprehensive Loss
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture plc:

	Fiscal
	2026	2025	2024
Foreign currency translation
Beginning balance	$(1,060,062)	$(1,295,743)	$(1,510,632)
Foreign currency translation	(97,595)	242,799	215,655
Income tax benefit (expense)	10,774	(750)	1,376
Portion attributable to noncontrolling interests	452	(6,368)	(2,142)
Foreign currency translation, net of tax	(86,369)	235,681	214,889
Ending balance	(1,146,431)	(1,060,062)	(1,295,743)

Defined benefit plans
Beginning balance	(195,940)	(254,172)	(226,503)
Actuarial gains (losses)	546,325	74,486	(67,860)
Pension settlement	3,630	(437)	(5,276)
Prior service costs arising during the period	(102,407)	—	(307)
Reclassifications into net periodic pension and post-retirement expense	21,960	16,981	26,080
Income tax benefit (expense)	(111,267)	(32,743)	19,668
Portion attributable to noncontrolling interests	(346)	(55)	26
Defined benefit plans, net of tax	357,895	58,232	(27,669)
Ending balance	161,955	(195,940)	(254,172)

Cash flow hedges
Beginning balance	(209,377)	(4,827)	(5,966)
Unrealized gain (loss)	(493,587)	(265,161)	22,139
Reclassification adjustments into Cost of services	281,043	10,165	(28,386)
Income tax benefit (expense)	30,951	50,254	7,387
Portion attributable to noncontrolling interests	178	192	(1)
Cash flow hedges, net of tax	(181,415)	(204,550)	1,139
Ending balance (1)	(390,792)	(209,377)	(4,827)

Accumulated other comprehensive loss	$(1,375,268)	$(1,465,379)	$(1,554,742)
(1)As of August 31, 2026, $290,891 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into cost of services in the next twelve months.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-21

5. Property and Equipment
The components of Property and equipment, net are as follows:

	August 31, 2026	August 31, 2025
Computers, related equipment and software	$2,401,753	$2,260,910
Furniture and fixtures	469,340	447,533
Leasehold improvements	1,926,204	1,784,561
Property and equipment, gross	4,797,297	4,493,004
Total accumulated depreciation	(3,075,645)	(2,926,630)
Property and equipment, net	$1,721,652	$1,566,374
Depreciation expense for fiscal 2026, 2025 and 2024 was $580,529, $622,493 and $547,935, respectively.

6. Business Combinations
We completed a number of individually immaterial acquisitions during fiscal 2026, 2025 and 2024. These acquisitions were completed primarily to expand our solutions and services offerings. The table below gives additional details related to these acquisitions:

	Fiscal
	2026	2025	2024
Total consideration	$4,724,676	$1,168,698	$6,456,648
Goodwill	4,344,095	1,054,190	5,320,890
Intangible assets	1,125,725	199,120	1,265,290
The intangible assets primarily consist of customer-related intangibles, which are being amortized over two to eighteen years. The goodwill was allocated among our reportable operating segments and is partially deductible for U.S. federal income tax purposes.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-22

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2024	Additions/ Adjustments	Foreign Currency Translation	August 31, 2025	Additions/ Adjustments	Foreign Currency Translation	August 31, 2026
Geographic Markets
Americas	$11,960,650	$456,712	$(2,664)	$12,414,698	$2,549,187	$6,254	$14,970,139
EMEA	7,341,686	342,876	352,065	8,036,627	1,169,918	(14,218)	9,192,327
Asia Pacific	1,817,843	312,346	(45,098)	2,085,091	624,330	(52,429)	2,656,992
Total	$21,120,179	$1,111,934	$304,303	$22,536,416	$4,343,435	$(60,393)	$26,819,458

Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class are as follows:

	August 31, 2026			August 31, 2025
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$4,313,307	$(1,763,219)	$2,550,088	$3,735,706	$(1,572,270)	$2,163,436
Technology	327,949	(93,428)	234,521	294,292	(173,864)	120,428
Patents	106,544	(71,177)	35,367	114,739	(72,430)	42,309
Other	137,507	(50,801)	86,706	125,255	(40,673)	84,582
Total	$4,885,307	$(1,978,625)	$2,906,682	$4,269,992	$(1,859,237)	$2,410,755
Total amortization related to our intangible assets was $658,628, $745,892 and $530,062 for fiscal 2026, 2025 and 2024, respectively. Estimated future amortization related to intangible assets held as of August 31, 2026 is as follows:

Fiscal Year	Estimated Amortization
2027	$642,017
2028	601,599
2029	504,794
2030	403,478
2031	304,812
Thereafter	449,982
Total	$2,906,682

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-23

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
When we are the lessee, all leases are recognized as lease liabilities and associated lease assets on the Consolidated Balance Sheets. Lease liabilities represent our obligation to make payments arising from the lease. Lease assets represent our right to use an underlying asset for the lease term and may also include advance payments, initial direct costs, or lease incentives. Payments that depend upon an index or rate, such as the Consumer Price Index (CPI), are included in the recognition of lease assets and liabilities at the commencement-date rate. Other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost, are recognized in the Consolidated Income Statement in the period incurred.
As of August 31, 2026 and 2025, we had no material finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. Lease costs are as follows:

	Fiscal
	2026	2025	2024
Operating lease cost	$781,808	$729,727	$719,434
Variable lease cost	220,263	229,094	220,953
Sublease income	(8,047)	(16,122)	(18,618)
Total	$994,024	$942,699	$921,769
Supplemental information related to operating lease transactions is as follows:

	Fiscal
	2026	2025	2024
Lease liability payments	$780,204	$744,694	$678,489
Lease assets obtained in exchange for liabilities	840,448	419,965	590,892
As of August 31, 2026 and 2025, our operating leases had a weighted average remaining lease term of 6.4 and 6.5 years, respectively, and a weighted average discount rate of 4.6% and 4.3%, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-24

The following maturity analysis presents future undiscounted cash outflows (inflows) for operating leases as of August 31, 2026:

	Lease Payments	Sublease Receipts
2027	$781,640	$(1,786)
2028	691,916	(1,713)
2029	534,207	(1,077)
2030	406,727	—
2031	352,113	—
Thereafter	1,048,058	—
Total lease payments (receipts)	$3,814,661	$(4,576)
Less interest	(529,429)
Total lease liabilities	$3,285,232
As of August 31, 2026, we have entered into leases that have not yet commenced with future lease payments of $403,911 that are not reflected in the table above. These leases are primarily related to office real estate and will commence in fiscal 2027 with lease terms of up to 13 years.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-25

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
Certain derivatives give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us, and the maximum amount of loss due to credit risk, based on the gross fair value of our derivative financial instruments that are in an asset position, was $50,047 as of August 31, 2026.
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce our potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from our insolvency. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling us to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease our realized loss on an open transaction. Similarly, a decrement in our credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase our realized loss on an open transaction. The aggregate fair value of our derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2026 was $514,596.
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
Cash Flow Hedges
Certain of our subsidiaries are exposed to currency risk through their use of our global delivery resources. To mitigate this risk, we use foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. We have designated these derivatives as cash flow hedges. As of August 31, 2026 and 2025, we held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were net losses of $281,043, net losses of $10,165 and net gains of $28,386 during fiscal 2026, 2025 and 2024, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statements and for fiscal 2026, 2025 and 2024, was not material. In addition, we did not discontinue any cash flow hedges during fiscal 2026, 2025 or 2024.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-26

Other Derivatives
We also use foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were net losses of $152,866, $147,220 and $48,840 for fiscal 2026, 2025 and 2024, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments are as follows:

	August 31, 2026	August 31, 2025
Assets
Cash Flow Hedges
Other current assets	$11,651	$13,208
Other non-current assets	17,248	5,506
Other Derivatives
Other current assets	21,148	18,133
Total assets	$50,047	$36,847
Liabilities
Cash Flow Hedges
Other accrued liabilities	$302,542	$128,285
Other non-current liabilities	197,709	126,793
Other Derivatives
Other accrued liabilities	14,345	26,311
Total liabilities	$514,596	$281,389
Total fair value	$(464,549)	$(244,542)
Total notional value	$17,238,212	$17,201,447
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

	August 31, 2026	August 31, 2025
Net derivative assets	$19,152	$767
Net derivative liabilities	483,701	245,309
Total fair value	$(464,549)	$(244,542)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-27

10. Borrowings and Indebtedness
Accenture Capital Inc. (“Accenture Capital”), a wholly owned finance subsidiary of Accenture plc, issued $5 billion aggregate principal amount of senior unsecured notes on October 4, 2024, and issued $5 billion aggregate principal amount of senior unsecured notes on July 10, 2026. Net proceeds from the offerings are being used for general corporate purposes, including repayment of outstanding commercial paper borrowing and funding acquisitions. Interest on the fixed-rate senior unsecured notes is payable semi-annually in arrears. Interest on the floating-rate senior unsecured notes is payable quarterly in arrears. Accenture Capital may redeem the fixed-rate senior unsecured notes at any time in whole, or from time to time, in part at specified redemption prices. The floating-rate senior unsecured notes are not redeemable prior to maturity. Accenture plc and Accenture Capital are not subject to any financial covenants under these senior unsecured notes.

The following is a summary of total outstanding debt as of August 31, 2026 and August 31, 2025, respectively:

	August 31, 2026	August 31, 2025
Current portion of long-term debt and bank borrowings
Commercial paper (1)	$99,710	$99,963
Other (2)	13,359	14,521
Total current portion of long-term debt and bank borrowings	$113,069	$114,484

Long-term debt
October 2024 Senior Notes
3.90% due 2027	$1,100,000	$1,100,000
4.05% due 2029	1,200,000	1,200,000
4.25% due 2031	1,200,000	1,200,000
4.50% due 2034	1,500,000	1,500,000
July 2026 Senior Notes
Floating due 2029 (3)	300,000	—
4.75% due 2029	1,000,000	—
5.00% due 2031	1,500,000	—
5.30% due 2033	1,100,000	—
5.60% due 2036	1,100,000	—
Total principal amount (4)	$10,000,000	$5,000,000
Less: unamortized debt discount and issuance costs	(55,719)	(32,774)
Total carrying amount	$9,944,281	$4,967,226
Other (2)	54,408	66,943
Total long-term debt	$9,998,689	$5,034,169
(1)The carrying amounts of the commercial paper as of August 31, 2026 and August 31, 2025 include the remaining principal outstanding of $100,000 and $100,000, respectively, net of total unamortized discounts of $290 and $37, respectively. The weighted-average effective interest rate for the commercial paper was 3.8% and 4.5% as of August 31, 2026 and August 31, 2025, respectively.
(2)Amounts primarily include finance lease liabilities.
(3)Interest is calculated based on a compounded Secured Overnight Financing Rate (SOFR) benchmark rate, plus 0.70%.
(4)The total estimated fair value of our senior notes was $9.8 billion as of August 31, 2026. The fair value was determined based on quoted prices as of the last trading day of fiscal 2026 and is classified as Level 2 within the fair value hierarchy.

As of August 31, 2026, future principal payments for total outstanding debt, excluding finance leases, are summarized as follows:

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-28

Fiscal Year	Amount
2027	$100,000
2028	1,100,000
2029	1,300,000
2030	1,200,000
2031	1,500,000
Thereafter	4,900,000
Total	$10,100,000
As of August 31, 2026, we had the following borrowing facilities:

Credit Facilities
Syndicated loan facility (1)	$8,100,000
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	2,197,103
Local guaranteed and non-guaranteed lines of credit (3)	306,620
Total	$10,603,723
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
(2)We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2026 and 2025, we had no borrowings under these facilities.
(3)We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2026 and 2025, we had no borrowings under these various facilities.

We had an aggregate of $1,438,173 and $1,373,620 of letters of credit outstanding for the uncommitted credit facilities and $100,000 and $100,000 (excluding unamortized discounts) of commercial paper outstanding for the syndicated loan facilities as of August 31, 2026 and 2025, respectively. The amount of letters of credit and commercial paper outstanding reduces the available borrowing capacity under the facilities described above.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-29

11. Income Taxes

	Fiscal
	2026	2025	2024
Current taxes
U.S. federal	$515,474	$238,115	$408,281
U.S. state and local	158,711	88,612	173,024
Non-U.S.	2,050,077	1,753,918	1,792,809
Total current tax expense	2,724,262	2,080,645	2,374,114
Deferred taxes
U.S. federal	(24,245)	53,095	(154,553)
U.S. state and local	30,676	33,112	(55,141)
Non-U.S.	118,640	271,141	115,706
Total deferred tax (benefit) expense	125,071	357,348	(93,988)
Total income tax expense
U.S. federal	491,229	291,210	253,728
U.S. state and local	189,387	121,724	117,883
Non-U.S.	2,168,717	2,025,059	1,908,515
Total income tax expense	$2,849,333	$2,437,993	$2,280,126
The components of Income before income taxes are as follows:

	Fiscal
	2026	2025	2024
U.S. sources	$1,964,490	$1,071,581	$1,628,818
Non-U.S. sources	9,407,725	9,198,812	8,070,505
Total	$11,372,215	$10,270,393	$9,699,323

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-30

We adopted ASU No. 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for fiscal 2026, pursuant to the requirements of ASU 2023-09, is as follows:

	Fiscal 2026
U.S. federal statutory income tax rate	$2,388,165	21.0%
U.S. federal
Effect of cross-border tax laws
Foreign-derived intangible income deduction	(157,732)	(1.4)
Other	65,908	0.6
Nontaxable or nondeductible items	48,736	0.4
Other adjustments, net	49,782	0.4
U.S. state and local income tax, net of federal effect (1)	141,174	1.2
Non-U.S. tax effects
Ireland
Statutory income tax rate difference	(357,958)	(3.1)
Other	(36,393)	(0.3)
India	150,052	1.3
Other non-U.S. jurisdictions	493,570	4.4
Worldwide changes in unrecognized tax benefits	64,029	0.6
Effective income tax rate	$2,849,333	25.1%
(1)For fiscal 2026, state and local taxes in California, Illinois, New York, New York City, Pennsylvania and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.
The reconciliations of the U.S. federal statutory income tax rate to our effective income tax rate for fiscal 2025 and 2024, as previously disclosed prior to adoption of ASU 2023-09, were as follows:

	Fiscal
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
U.S. state and local taxes, net	0.7	0.9
Non-U.S. operations taxed at other rates	—	1.0
Final determinations (1)	(1.5)	(1.2)
Other net activity in unrecognized tax benefits	3.0	2.7
Excess tax benefits from share based payments	(0.6)	(1.0)
Foreign-derived intangible income deduction	(1.4)	(1.5)
Other, net	2.5	1.6
Effective income tax rate	23.7%	23.5%
(1)Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
As of August 31, 2026, we had not recognized a deferred tax liability on undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $450,000.
Portions of our operations are subject to reduced tax rates or are free of tax under various tax holidays which expire through fiscal 2034. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $54,000, $50,000 and $44,000 in fiscal 2026, 2025 and 2024, respectively.
The revaluation of deferred tax assets and liabilities due to enacted changes in tax laws and tax rates did not have a material impact on our effective tax rate in fiscal 2026, 2025, or 2024.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-31

The components of our deferred tax assets and liabilities included the following:

	August 31, 2026	August 31, 2025 (1)
Deferred tax assets
Pensions	$491,045	$494,346
Compensation and benefits	1,054,353	902,451
Share-based compensation	614,239	603,195
Tax credit carryforwards	1,537,225	1,544,834
Net operating loss carryforwards	279,892	266,770
Deferred amortization deductions	512,145	649,143
Indirect effects of unrecognized tax benefits	412,081	369,406
Licenses and other intangibles	441,204	651,160
Leases	766,092	725,001
Other	1,536,065	1,472,502
Total deferred tax assets	7,644,341	7,678,808
Valuation allowance	(1,674,836)	(1,689,015)
Deferred tax assets, net of valuation allowance	5,969,505	5,989,793
Deferred tax liabilities
Pensions	(278,136)	(156,872)
Investments in subsidiaries	(195,275)	(226,901)
Intangibles	(955,086)	(813,876)
Leases	(694,218)	(635,331)
Revenue recognition	(270,838)	(255,333)
Other	(618,452)	(582,196)
Total deferred tax liabilities	(3,012,005)	(2,670,509)
Net deferred tax assets	$2,957,500	$3,319,284
(1)Prior period amounts have been reclassified to conform with the current period presentation.
We recorded valuation allowances of $1,674,836 and $1,689,015 as of August 31, 2026 and 2025, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as we believe it is more likely than not that these assets will not be realized. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2026 and 2025, we recorded a net decrease and net increase of $14,179 and $70,601 in the valuation allowance, respectively, primarily related to valuation allowances on certain tax net operating loss carryforwards in fiscal 2026 and certain tax credit carryforwards in fiscal 2025, as we believe it is more likely than not that these assets will not be realized.
We had tax credit carryforwards as of August 31, 2026 of $1,537,225, of which $23,050 will expire between 2027 and 2036 and $1,514,175 has an indefinite carryforward period. We had net operating loss carryforwards as of August 31, 2026 of $1,116,954. Of this amount, $100,779 expires between 2027 and 2036, $83,769 expires between 2037 and 2046, and $932,406 has an indefinite carryforward period.
Income taxes paid (net of refunds received) in fiscal 2026, pursuant to the disclosure requirements of ASU 2023-09, were as follows:

Fiscal 2026
U.S. federal	$368,304
U.S. state and local	124,800
Non-U.S.
India	584,037
Japan - national	354,682
Ireland	141,637
Other	1,064,658
Total non-U.S.	2,145,014
Total income taxes paid, net of refunds	$2,638,118

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-32

As of August 31, 2026, we had $2,529,828 of unrecognized tax benefits, of which $1,647,268, if recognized, would favorably affect our effective tax rate. As of August 31, 2025, we had $2,409,655 of unrecognized tax benefits, of which $1,614,917, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits as of August 31, 2026 and 2025 of $882,560 and $794,738, respectively, represent items recorded as offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal
	2026	2025
Balance, beginning of year	$2,409,655	$1,904,867
Additions for tax positions related to the current year	382,980	430,312
Additions for tax positions related to prior years	115,880	501,497
Reductions for tax positions related to prior years	(263,775)	(314,740)
Statute of limitations expirations	(73,481)	(99,001)
Settlements with tax authorities	(10,389)	(12,396)
Cumulative translation adjustment	(31,042)	(884)
Balance, end of year	$2,529,828	$2,409,655
We recognize interest and penalties related to unrecognized tax benefits in our Income tax expense. During fiscal 2026, 2025 and 2024, we recognized an expense of $12,402, a benefit of $20,036 and expense of $37,396 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $199,714 ($179,073, net of tax benefits) and $186,901 ($173,628, net of tax benefits) were reflected on our Consolidated Balance Sheets as of August 31, 2026 and 2025, respectively.
As a global company, we file tax returns in numerous tax jurisdictions including the U.S. and Ireland. We participate in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”). In CAP, the IRS examines tax years on a contemporaneous basis, and most issues are resolved prior to filing the tax return. The years from fiscal 2021 forward remain open for examination by the IRS. We also participate in the Irish Cooperative Compliance Framework (“CCF”) which promotes a collaborative approach to tax return review between taxpayers and Irish Revenue. The years from fiscal 2022 forward remain open for examination by the Irish tax authorities. In addition, we are negotiating a bilateral Advance Pricing Agreement (“APA”) with the U.S. and Ireland that covers fiscal 2021 through fiscal 2025. We expect through this APA to gain certainty and avoid prolonged disputes on the pricing of intercompany transactions between the U.S. and Ireland. We expect to conclude the APA in fiscal 2027 or fiscal 2028.
We are currently under audit in U.S. state and other non-U.S. tax jurisdictions. However, with limited exceptions, we are no longer subject to examination by those taxing authorities for years before fiscal 2018. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations. We believe that it is reasonably possible that our unrecognized tax benefits could increase by approximately $1,300,000 in the next 12 months as a result of tax audit activity and other agreements with taxing authorities. These amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-33

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense are as follows:

	Pension Plans						Postretirement Plans
	August 31, 2026		August 31, 2025		August 31, 2024		August 31, 2026	August 31, 2025	August 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	6.00%	5.14%	5.50%	4.50%	5.25%	4.46%	5.93%	5.48%	5.24%
Discount rate for determining net periodic pension expense	5.50%	4.50%	5.25%	4.46%	5.00%	4.68%	5.48%	5.24%	5.00%
Long term rate of return on plan assets	4.50%	4.06%	4.25%	3.91%	3.75%	3.82%	3.03%	2.80%	2.47%
Rate of increase in future compensation for determining projected benefit obligation	2.00%	4.22%	2.00%	4.99%	2.05%	5.07%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.00%	4.99%	2.05%	5.07%	2.07%	5.13%	N/A	N/A	N/A
Interest crediting rate for determining projected benefit obligation	N/A	1.24%	N/A	1.08%	N/A	1.10%	N/A	N/A	N/A
Interest crediting rate for determining net periodic pension expense	N/A	1.08%	N/A	1.10%	N/A	1.59%	N/A	N/A	N/A
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
Assumed U.S. Health Care Cost Trend
Our U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 9.0% for the plan year ending August 31, 2027. The rate is assumed to decrease on a straight-line basis to 4.0% for the plan year ending August 31, 2050 and remain at that level thereafter.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-34

Pension and Postretirement Expense
Pension expense for fiscal 2026, 2025 and 2024 was $250,447, $219,933 and $222,891, respectively. Postretirement expense for fiscal 2026, 2025 and 2024 was not material to our Consolidated Financial Statements. The service cost component of pension and postretirement expense is included in operating expenses while the other components of net benefit cost are included in Other income (expense), net.
Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of our pension and postretirement benefit plans for fiscal 2026 and 2025 are as follows:

	Pension Plans				Postretirement Plans
	August 31, 2026		August 31, 2025		August 31, 2026	August 31, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$294,318	$2,380,600	$304,342	$2,176,883	$566,784	$595,971
Service cost	741	172,896	861	151,485	21,289	25,319
Interest cost	14,102	105,445	14,564	93,986	29,810	30,171
Participant contributions	—	21,579	—	19,894	—	—
Acquisitions/divestitures/transfers	—	5,526	—	6,336	—	—
Amendments	—	102,490	—	—	—	—
Actuarial (gain) loss	(10,439)	(206,118)	(6,457)	(10,852)	(278,112)	(65,651)
Benefits paid	(19,853)	(142,540)	(18,992)	(111,277)	(22,917)	(19,063)
Exchange rate impact	—	(65,401)	—	54,145	(266)	37
Benefit obligation, end of year	$278,869	$2,374,477	$294,318	$2,380,600	$316,588	$566,784
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$218,472	$1,340,365	$220,926	$1,202,348	$27,795	$29,140
Actual return on plan assets	3,168	114,005	5,864	44,832	599	332
Acquisitions/divestitures/transfers	—	6,344	—	(2,915)	—	—
Employer contributions	10,528	135,270	10,674	126,948	20,705	17,386
Participant contributions	—	21,579	—	19,894	—	—
Benefits paid	(19,853)	(142,540)	(18,992)	(111,277)	(22,917)	(19,063)
Exchange rate impact	—	(14,720)	—	60,535	—	—
Fair value of plan assets, end of year	$212,315	$1,460,303	$218,472	$1,340,365	$26,182	$27,795
Funded status, end of year	$(66,554)	$(914,174)	$(75,846)	$(1,040,235)	$(290,406)	$(538,989)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$10,801	$279,119	$10,455	$161,404	$—	$—
Current liabilities	(10,385)	(91,148)	(10,855)	(63,117)	(1,083)	(1,058)
Non-current liabilities	(66,970)	(1,102,145)	(75,446)	(1,138,522)	(289,323)	(537,931)
Funded status, end of year	$(66,554)	$(914,174)	$(75,846)	$(1,040,235)	$(290,406)	$(538,989)

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-35

Accumulated Other Comprehensive (Gain) Loss
The pre-tax accumulated net (gain) loss and prior service (credit) cost recognized in Accumulated other comprehensive (gain) loss as of August 31, 2026 and 2025 is as follows:

	Pension Plans				Postretirement Plans
	August 31, 2026		August 31, 2025		August 31, 2026	August 31, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net (gain) loss	$55,676	$5,883	$64,419	$292,577	$(362,986)	$(87,367)
Prior service (credit) cost	—	71,095	—	(18,190)	2,302	3,163
Accumulated other comprehensive (gain) loss, pre-tax	$55,676	$76,978	$64,419	$274,387	$(360,684)	$(84,204)
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2026 and 2025 is as follows:

	August 31, 2026		August 31, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$278,543	$2,107,611	$293,823	$2,089,774
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2026 and 2025:

	Pension Plans				Postretirement Plans
	August 31, 2026		August 31, 2025		August 31, 2026	August 31, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$77,355	$1,118,653	$86,302	$1,531,376	$316,588	$566,784
Fair value of plan assets	—	162,664	—	329,737	26,182	27,795

	August 31, 2026		August 31, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$77,355	$1,424,429	$86,302	$1,260,569
Fair value of plan assets	—	231,135	—	320,087
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-36

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
Plan Assets
Our target allocation for fiscal 2027 and weighted-average plan assets allocations as of August 31, 2026 and 2025 by asset category for defined benefit pension plans are as follows:

	2027 Target Allocation		2026		2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	30%	—%	25%	—%	23%
Debt securities	100	37	94	45	96	44
Cash and short-term investments	—	4	6	3	4	4
Insurance contracts	—	18	—	17	—	19
Other	—	11	—	10	—	10
Total	100%	100%	100%	100%	100%	100%
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
•Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-37

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2026 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$33,933	$328,019	$—	$361,952
Fixed Income
U.S. government, state and local debt securities	—	30,911	—	30,911
Non-U.S. government debt securities	242,966	27,050	—	270,016
Non-U.S. corporate debt securities	12,865	—	—	12,865
Mutual fund debt securities	—	340,144	—	340,144
Cash and short-term investments	41,464	—	—	41,464
Insurance contracts	—	66,318	187,227	253,545
Other	—	108,091	41,315	149,406
Total	$331,228	$900,533	$228,542	$1,460,303
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $238,497 in Level 2 assets, primarily made up of U.S. corporate debt securities of $166,366 and U.S. government, state and local debt securities of $29,012.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2026:

Level 3 Assets	Fiscal 2026
Beginning balance	$223,616
Changes in fair value	4,926
Ending Balance	$228,542
The fair values of defined benefit pension and postretirement plan assets as of August 31, 2025 are as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$29,567	$278,951	$—	$308,518
Fixed Income
U.S. government, state and local debt securities	—	5,823	—	5,823
Non-U.S. government debt securities	237,760	35,549	—	273,309
Non-U.S. corporate debt securities	15,250	—	—	15,250
Mutual fund debt securities	—	291,250	—	291,250
Cash and short-term investments	54,186	—	—	54,186
Insurance contracts	—	69,219	193,119	262,338
Other	—	99,194	30,497	129,691
Total	$336,763	$779,986	$223,616	$1,340,365
The level 3 assets are primarily invested in an insurance buy-in contract in a Non-U.S. plan. The fair value of the assets is set to an actuarially calculated present value of the underlying liabilities.
The U.S. Plans have $246,267 in Level 2 assets, primarily made up of U.S. corporate debt securities of $167,631 and U.S. government, state and local debt securities of $38,030.
The following table provides a reconciliation of the beginning and ending balances of Level 3 assets for fiscal 2025:

Level 3 Assets	Fiscal 2025
Beginning balance	$211,703
Changes in fair value	11,913
Ending Balance	$223,616

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-38

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. We estimate we will pay approximately $190,477 in fiscal 2027 related to contributions to our U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. We have not determined whether we will make additional voluntary contributions for our defined benefit pension plans. Our postretirement plan contributions in fiscal 2027 are not expected to be material to our Consolidated Financial Statements.
Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2027	$21,207	$203,051	$13,529
2028	22,216	191,987	14,463
2029	23,012	203,670	15,520
2030	23,542	217,913	16,587
2031	23,784	232,103	17,582
2032-2036	114,902	1,178,642	105,487
Defined Contribution Plans
In the United States and certain other countries, we maintain and administer defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $995,722, $949,214 and $914,092 in fiscal 2026, 2025 and 2024, respectively.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-39

13. Share-Based Compensation
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan (the “Amended 2010 SIP”), is administered by the Compensation, Culture & People Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 148,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2026, there were 16,027,647 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. We issue new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2026	2025	2024
Total share-based compensation expense included in Net income	$2,100,433	$2,093,878	$1,941,590
Income tax benefit related to share-based compensation included in Net income	506,898	581,521	572,904
Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on our stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from quarterly to five years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2026 is as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2025	15,985,074	$325.33
Granted (1)	14,289,753	216.89
Vested (2)	(6,795,063)	307.22
Forfeited	(2,370,134)	290.15
Nonvested balance as of August 31, 2026	21,109,630	$265.57
(1)The weighted average grant-date fair value for restricted share units granted for fiscal 2026, 2025 and 2024 was $216.89, $346.49 and $341.78, respectively.
(2)The total grant-date fair value of restricted share units vested for fiscal 2026, 2025 and 2024 was $2,087,581, $1,899,308 and $1,726,373, respectively.
As of August 31, 2026, there was $2,032,276 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.0 year. As of August 31, 2026, there were 405,989 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-40

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
A maximum of 135,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2026, we had issued 95,716,894 Accenture plc Class A ordinary shares under the 2010 ESPP. We issued 6,773,283, 4,519,579 and 4,904,718 shares to employees in fiscal 2026, 2025 and 2024, respectively, under the 2010 ESPP.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-41

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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for our publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares and for purchases and redemptions of Accenture plc Class A ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by former members of Accenture leadership and their permitted transferees. As of August 31, 2026, our aggregate available authorization was $943,620 for our publicly announced open-market share purchase and these other share purchase programs.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-42

Our share purchase activity during fiscal 2026 is as follows:

	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount	Shares	Amount
Open-market share purchases (1)	37,462,070	$6,905,099	—	$—
Other share purchase programs	—	—	8,985	2,058
Other purchases (2)	2,453,112	613,808	—	—
Total	39,915,182	$7,518,907	8,985	$2,058
(1)We conduct a publicly announced open-market share purchase program for Accenture plc Class A ordinary shares. These shares are held as treasury shares by Accenture plc and may be utilized to provide for select employee benefits, such as equity awards to our employees.
(2)During fiscal 2026, as authorized under our various employee equity share plans, we acquired Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under those plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for our publicly announced open-market share purchase and the other share purchase programs.
Dividends
Our dividend activity during fiscal 2026 is as follows:

	Dividend Per Share	Accenture plc Class A Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 14, 2025	$1.63	October 10, 2025	$1,008,864	October 9, 2025	$952	$1,009,816
February 13, 2026	1.63	January 13, 2026	1,006,750	January 12, 2026	946	1,007,696
May 15, 2026	1.63	April 9, 2026	994,392	April 8, 2026	941	995,333
August 14, 2026	1.63	July 9, 2026	973,528	July 8, 2026	940	974,468
Total Dividends			$3,983,534		$3,779	$3,987,313
The payment of cash dividends includes the net effect of $115,148 of additional restricted stock units being issued as a part of our share plans, which resulted in 604,505 restricted share units being issued.
Subsequent Events
On September 30, 2026, the Board of Directors of Accenture plc declared a quarterly cash dividend of $1.71 per share on our Class A ordinary shares for shareholders of record at the close of business on October 13, 2026, payable on November 13, 2026.
On September 30, 2026, the Board of Directors of Accenture plc approved $6,000,000 in additional share repurchase authority, bringing Accenture’s total outstanding authority to $6,943,620.

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-43

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
As of August 31, 2026 and 2025, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $2,359,000 and $2,225,000, respectively, of which all but approximately $43,000 and $55,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
As of August 31, 2026 and 2025, we have issued or provided guarantees in the form of letters of credit and surety bonds of $2,181,425 ($1,956,060 net of recourse provisions) and $1,997,596 ($1,788,832 net of recourse provisions) respectively, the majority of which support certain contracts that require us to provide them as a guarantee of our performance. These guarantees are typically renewed annually and remain in place until the contractual obligations are satisfied. In general, we would only be liable for these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote.
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
Legal Contingencies
As of August 31, 2026, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, except as otherwise noted below, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-44

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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-45

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

Fiscal 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$36,546,614	$26,958,994	$10,677,837	$74,183,445
Less:
Payroll costs	23,034,530	18,174,946	6,635,594	47,845,070
Non-payroll costs including subcontractor costs (1)	6,451,512	4,576,032	2,035,520	13,063,064
Depreciation and amortization (2)	749,520	601,780	210,510	1,561,810
Business optimization costs (3)	66,749	169,811	70,981	307,541
Operating income (4)	6,244,303	3,436,425	1,725,232	11,405,960
Net assets as of August 31, 2026 (5)	6,683,491	3,725,264	148,084	10,556,839
Property & equipment, net as of August 31, 2026	556,621	508,406	656,625	1,721,652

Fiscal 2025
Revenues	$35,056,715	$24,643,957	$9,972,305	$69,672,977
Less:
Payroll costs	22,603,084	16,859,804	6,216,464	45,679,352
Non-payroll costs including subcontractor costs (1)	5,917,032	4,000,523	1,709,620	11,627,175
Depreciation and amortization (2)	791,791	560,657	173,014	1,525,462
Business optimization costs (3)	420,469	131,980	62,875	615,324
Operating income (4)	5,324,339	3,090,993	1,810,332	10,225,664
Net assets as of August 31, 2025 (5)	5,679,520	3,556,536	239,237	9,475,293
Property & equipment, net as of August 31, 2025	575,647	517,547	473,180	1,566,374

Fiscal 2024
Revenues	$32,552,489	$22,817,879	$9,526,096	$64,896,464
Less:
Payroll costs	21,139,496	15,537,443	5,905,191	42,582,130
Non-payroll costs including subcontractor costs (1)	5,494,547	3,706,158	1,640,468	10,841,173
Depreciation and amortization (2)	755,594	521,944	161,336	1,438,874
Business optimization costs (3)	83,201	248,724	106,515	438,440
Operating income (4)	5,079,651	2,803,610	1,712,586	9,595,847
Net assets as of August 31, 2024 (5)	5,009,988	3,440,180	381,065	8,831,233
Property & equipment, net as of August 31, 2024	599,417	458,651	463,051	1,521,119
(1)Non-payroll costs primarily include subcontractor costs and other non-payroll such as facilities, technology and travel costs.
(2)Amounts include depreciation on property and equipment and amortization of intangible assets and deferred transition costs.
(3)Costs recorded in connection with business optimization actions initiated during the fourth quarter of fiscal 2025 and completed during the first quarter of fiscal 2026. We recorded a total of $923 million under the program, including $628 million of employee severance and $295 million primarily for asset impairments related to the divestiture of two acquisitions in the Americas that are no longer aligned with our strategic priorities. Costs recorded in connection with business optimization actions initiated in fiscal 2023 and completed in fiscal 2024 totaled $1.5 billion, primarily for employee severance.
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

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-46

Our business in the United States represented 44%, 45% and 45% of our consolidated revenues during fiscal 2026, 2025 and 2024, respectively. No other country individually comprised 10% or more of our consolidated revenues during these periods. Business in Ireland, our country of domicile, represented approximately 1% of our consolidated revenues during fiscal 2026, 2025 and 2024.
We conduct business in Ireland and in the following countries that hold 10% or more of our total consolidated Property and equipment, net:

	August 31, 2026	August 31, 2025	August 31, 2024
United States	25%	29%	31%
India	19	14	16
Ireland	1	2	2
Revenues by industry group and type of work are as follows:

	Fiscal
	2026	2025	2024
Industry Groups
Communications, Media & Technology	$12,673,550	$11,453,982	$10,837,174
Financial Services	13,959,208	12,773,856	11,610,225
Health & Public Service	15,170,696	14,762,837	13,840,634
Products	22,450,767	21,197,397	19,554,154
Resources	9,929,224	9,484,905	9,054,277
Total	$74,183,445	$69,672,977	$64,896,464
Type of Work
Consulting	$36,883,316	$35,106,786	$33,195,104
Managed Services	37,300,129	34,566,191	31,701,360
Total	$74,183,445	$69,672,977	$64,896,464

Table of Contents	Notes to Consolidated Financial Statements — (continued) (In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
ACCENTURE 2026 FORM 10-K		F-47

17. Quarterly Data (unaudited)

Fiscal 2026	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$18,742,125	$18,044,066	$18,718,144	$18,679,110	$74,183,445
Cost of services	12,545,007	12,584,705	12,583,809	12,694,326	50,407,847
Operating income	2,873,698	2,493,547	3,175,298	2,863,417	11,405,960
Net income	2,241,896	1,859,388	2,387,893	2,033,705	8,522,882
Net income attributable to Accenture plc	2,211,561	1,825,239	2,338,989	1,991,267	8,367,056
Weighted average Class A ordinary shares:
—Basic	619,307,086	616,992,111	612,213,453	601,584,911	612,481,327
—Diluted	626,043,040	622,640,891	615,593,409	605,283,767	617,498,483
Earnings per Class A ordinary share:
—Basic	$3.57	$2.96	$3.82	$3.31	$13.66
—Diluted	$3.54	$2.93	$3.80	$3.29	$13.56

Fiscal 2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues	$17,689,545	$16,659,301	$17,727,871	$17,596,260	$69,672,977
Cost of services	11,866,716	11,684,313	11,901,221	11,985,326	47,437,576
Operating income	2,948,477	2,244,714	2,982,782	2,049,691	10,225,664
Net income	2,316,190	1,822,441	2,243,963	1,449,806	7,832,400
Net income attributable to Accenture plc	2,278,894	1,788,075	2,197,501	1,413,963	7,678,433
Weighted average Class A ordinary shares:
—Basic	625,676,922	626,824,946	624,343,707	622,635,814	624,891,649
—Diluted	634,656,410	634,211,978	630,457,461	629,418,129	632,435,108
Earnings per Class A ordinary share:
—Basic	$3.64	$2.85	$3.52	$2.27	$12.29
—Diluted	$3.59	$2.82	$3.49	$2.25	$12.15